Form 10-Q
period 2016-06-30
Landcadia Holdings, Inc.
filed 2016-08-15
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-37788

Landcadia Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

As of August 12, 2016, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, Inc.

(Formerly, Leucadia Development Corporation)

Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$1,372,690	$10,845
Prepaid expenses	209,150	-
Total current assets	1,581,840	10,845

Cash and accrued interest held in trust account	250,000,093	-
Deferred offering costs	-	322,750
Deferred tax asset	-	-
Total assets	$251,581,933	$333,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$263,815	$299,350
Notes and accounts payable to affiliates	10,011	35,150
Total current liabilities	273,826	334,500

Deferred underwriting commissions	8,750,000	-
Total liabilities	9,023,826	334,500

Class A common stock subject to possible redemption, 23,755,810 shares at redemption value of $10.00	237,558,100	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,244,190 and 0 shares issued and outstanding (excluding 23,755,810 and 0 shares subject to possible redemption), respectively	124	-
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 and 8,625,000, issued and outstanding, respectively (1)	625	863
Additional paid-in capital	5,047,311	10,137
Accumulated deficit	(48,053)	(11,905)
Total stockholders' equity	5,000,007	(905)
Total liabilities and stockholders' equity	$251,581,933	$333,595

(1)	Includes an aggregate of 1,125,000 shares at December 31, 2015, subsequently forfeited as the over-allotment option was not exercised (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia Development Corporation)

Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$33,965	$-	$36,241	$-
Loss from operations	(33,965)	-	(36,241)	-
Other income and expense:
Interest income.	93	-	93	-
Net loss	$(33,872)	$-	$(36,148)	$-

Basic and diluted earnings per share:
Net loss per share	$(0.00)	$-	$(0.00)	$-
Basic and diluted weighted average number of shares (1)	7,497,643	3,750,000	7,498,815	3,750,000

(1)	Excludes shares subject to redemption for the three and six months ended June 30, 2016 and forfeited shares in all periods (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia Development Corporation)

Statements of Changes in Stockholder’s Equity

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Note receivable,
	Shares (1)	Amount	Shares (1)	Amount	Paid-in Capital	Deficit	affiliates	Total
Balance, December 31, 2014	-	$-	4,312,500	$431	$569	$-	$(1,000)	$-
Class F shares issued	-	-	4,312,500	432	9,568	-	-	10,000
Payment of affiliate note receivable	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(11,905)	-	(11,905)
Balance, December 31, 2015	-		8,625,000	863	10,137	(11,905)	-	(905)
Net loss	-	-	-	-	-	(36,148)	-	(36,148)
Shares returned	-	-	(2,375,000)	(238)	238	-	-	-
Sponsors warrants issued	-	-	-	-	7,000,000	-	-	7,000,000
Class A shares issued	25,000,000	2,500	-	-	249,997,500	-	-	250,000,000
Underwriters commissions and offering costs	-	-	-	-	(14,404,840)	-	-	(14,404,840)
Class A shares subject to redemption	(23,755,810)	(2,376)	-	-	(237,555,724)	-	-	(237,558,100)
Balance, June 30, 2016 (unaudited)	1,244,190	$124	6,250,000	$625	$5,047,311	$(48,053)	$-	$5,000,007

(1)	Includes an aggregate of 1,125,000 shares at December 31, 2015 and 562,500 shares at December 31, 2014, subsequently forfeited as the over-allotment option was not exercised (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia Development Corporation)

Statements of Cash Flows

	Six months ended June 30,
	2016	2015
	(unaudited)

Cash flows from operating activities:
Net loss	$(36,148)	$-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	(209,150)	-
Increase (decrease) in accounts payable and accrued liabilities	173,773	-
(Decrease) increase in accounts payable to affiliates	(1,700)	-
Net cash used in operating activities	(73,225)	-

Cash flows from investing activities:
Trust account deposit	(250,000,000)	-
Trust account interest income	(93)	-
Net cash used in investing activities	(250,000,093)	-

Cash flows from financing activities:
Proceeds from public offering	250,000,000	-
Proceeds from sale of private placement warrants	7,000,000
Payment of underwriting discounts	(5,000,000)
Payment of offering costs	(541,398)	-
Payment of affiliate notes payable	(23,439)	-
Net cash provided by financing activities	251,435,163	-

Net increase (decrease) in cash and cash equivalents	1,361,845	-
Cash and cash equivalents at beginning of period	10,845	-
Cash and cash equivalents at end of period	$1,372,690	$-

Non-cash financing activities:
Deferred underwriting commissions	$8,750,000	$-
Forfeiture of Class F shares	$238	$-
Accrued offering costs	$90,003	$-

The accompany notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia Development Corporation)

Notes to Financial Statements

1.	Nature of Business

Business

Landcadia Holdings, Inc., a Delaware corporation (the “Company”), was incorporated in Delaware on November 19, 2008 as Leucadia Development Corporation, and changed its name to Landcadia Holdings Inc. on September 15, 2015. The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, is subject to all the risks associated with emerging growth companies.

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity for the six months ended June 30, 2016 relates to the Company’s initial public offering (“Public Offering”), and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc., a Texas corporation, (“FEI Sponsor”) and Leucadia National Corporation, a New York corporation, (“Leucadia Sponsor”), collectively the Sponsors (“Sponsors”). The FEI Sponsor is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The registration statement for the Company’s Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 25, 2016. The Company intends to finance its Business Combination in part with proceeds from the $250,000,000 Public Offering and the $7,000,000 private placement of sponsor warrants (“Private Placement”), see Notes 4 and 5. Upon the closing of the Public Offering and the Private Placement, on June 1, 2016, $250,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee.

Trust Account

Funds held in the Trust Account can only be invested in permitted United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock (“Public Shares”) included in the units sold in the Public Offering properly tendered in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering.

Initial Business Combination

The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account, excluding the deferred underwriting commissions and taxes payable on the income earned by the Trust Account, at the time of the agreement to enter into the initial Business Combination.

The Company, after signing a definitive agreement for the Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely at its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it conducts redemptions in connection with the Business Combination pursuant to the tender offer rules, the second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering.

If the Company holds a stockholder vote in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such Public Shares are recorded at redemption value and classified as temporary equity following completion of the Public Offering (“Redeemable Shares”), in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB, ASC’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account is initially anticipated to be $10.00 per Public Share ($250,000,000 held in the Trust Account divided by 25,000,000 public common shares). For further information regarding the Redeemable Shares, see Note 3.

The Company will have 24 months from the closing of the Public Offering to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest (less taxes payable and up to $50,000 of such net interest to pay dissolution expenses), and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and certain persons who received unregistered shares of Class F common stock of the Company (the ‘‘Initial Stockholders’’) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Class F shares; however, if the Initial Stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account in respect of such Class A shares upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreements reference above, the Initial Stockholders also agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, the Initial Stockholders will vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of our results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period. The accompanying unaudited, interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 26, 2016, as well as the Company’s Form 8-K filed with the SEC on June 7, 2016.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash consists of proceeds from the Public Offering and Private Placement held outside of the Trust Account and may be used to pay for business, legal and accounting due diligence for the Business Combination and continuing general and administrative expenses.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts with a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and the Company believes that it is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A- “Expenses of Offering”. Offering costs of approximately $654,840, consisted of costs incurred in connection with the formation and preparation of the Public Offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the Public Offering. For further discussion on underwriting commissions see Notes 4 and 5.

Prepaid expenses

Prepaid expenses of $209,150 consist of directors and officers insurance premiums which will be expensed over the two-year term of the policy from May 26, 2016 to May 26, 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities of $263,815 at June 30, 2016, consist of insurance payable for directors and officers insurance premiums as well as costs incurred for the formation and preparation of the Public Offering.

Earnings per Share

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. In accordance with FASB ASC 260, “Earnings Per Share”, the earning per share calculation reflects the effect of the stock splits as discussed in Note 3, for all periods presented. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, Class A shares of common stock subject to possible redemption have been excluded from the calculation of earnings per share for the three and six months ended June 30, 2016, see Note 3. As of June 30, 2016, the Company did not have any securities or other contracts that could, potentially, be exercised or converted into common stock that were dilutive. As a result, diluted earnings per share is the same as basic earnings per share for all periods presented.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2016 or December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities. The income tax provision was deemed to be immaterial for the periods ended June 30, 2016 and 2015.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through August 12, 2016, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

In 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company increased the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class F shares at par value $0.0001 per share; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. As of June 30, 2016, there were no shares of preferred stock issued or outstanding.

On September 15, 2015, the Company reclassified all of its issued and outstanding shares of common stock to Class F common stock (“Founders Shares”), and conducted a 1:7,187.5 stock split. On September 16, 2015, the Company issued 7,187,500 additional Founder Shares to the FEI Sponsor for $10,000. On October 1, 2015, the Company completed a 5:1 reverse stock split of the Founder Shares. On April 27, 2016, the Company conducted a 1:3 stock split, and on May 25, 2016, each of the Sponsors returned to the Company, at no cost, 718,750 Founders Shares (1,437,500 total shares), which were cancelled. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. The financial statements reflect the changes of the splits retroactively for all periods presented. Following these transactions, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding Founders Shares and the Company had $11,000 of invested capital, or $0.0018 per share prior to the offering and private placement.

Redeemable Shares

All of the 25,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital.

At June 30, 2016, there were 25,000,000 Public Shares, of which 23,755,810 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,244,190 were classified as Class A common stock.

For further information on the Founders Shares and Sponsor Warrants, see Note 5.

4.	Public Offering

Public Units

In the Public Offering, the Company sold 25,000,000 units at a price of $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (“Securities Act”), following the completion of the Business Combination covering the Class A common stock underlying the Public Warrants. Each Warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A shares to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Public Shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $5,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering, with an additional fee (“Deferred Discount”) of $8,750,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. See Note 5 for further information on underwriting commissions.

5.	Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founders Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The initial stockholders collectively own 20% of the Company’s issued and outstanding shares after the Public Offering.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock Up Period”).

The Founder Shares will automatically convert into Public Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Public Offering. In the case that additional Public Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, the ratio at which the Founder Shares shall convert into Public Shares will be adjusted so that the number of Public Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the Public Offering plus all Public Shares and equity-linked securities issued or deemed issued in connection with the business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Sponsor Warrants (as defined below).

Class A Shares

As a result of the Public Offering, Jefferies LLC, an affiliate of Leucadia sponsor, owns 638,531 Units issued.

Sponsor Warrants

The Sponsors have purchased an aggregate of 14,000,000 warrants (“Sponsor Warrants”) at a price of $0.50 per warrant ($7,000,000 in the aggregate) in the Private Placement that closed simultaneously with the closing of the Public Offering. A portion of the purchase price of the Sponsor Warrants has been added to the net proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $250,000,000 was placed in the Trust Account.

Each Sponsor Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per one-half share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

Registration Rights

The initial stockholders and holders of the Sponsor Warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the Public Offering. The initial stockholders and holders of the Sponsor Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

The Leucadia Sponsor is an affiliate of Jefferies LLC, an underwriter of the Public Offering, and beneficially owns 50% of the Company’s Class F common stock. Jefferies LLC received an underwriting discount of $2,125,000 at the closing of the Public Offering, with an additional Deferred Discount of $3,718,750 payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

The Sponsors have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s sponsors will not be responsible to the extent of any liability for such third party claims.

Sponsor Loans

The Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans are payable without interest on the earlier of September 30, 2016 or the completion of the Public Offering. As of June 30, 2016, all Notes Payable to affiliates were repaid in full.

Accounts payable to affiliates

Accounts payable to affiliates is comprised of advances for organizational and other formation costs to be reimbursed to Sponsors. As of June 30, 2016, $10,011 was owed to FEI Sponsor.

In addition, the Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. Up to $1,500,000 of these loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Landcadia Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated our initial public offering (“Public Offering”) on June 1, 2016 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and private placement of warrants as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

The Company’s co-sponsors are Fertitta Entertainment, Inc. and Leucadia National Corporation. Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer, is the sole shareholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc., and Richard Handler, the Company’s Co-Chairman and President, is the Chief Executive Officer of Leucadia National Corporation.

Liquidity and Capital Resources

On June 1, 2016 we consummated a $250,000,000 Public Offering consisting of 25,000,000 units at a price of $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant. Simultaneously, with the closing of the Public Offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“Private Placement”) at a price of $0.50 per warrant. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the Public Offering and Private Placement was placed into a trust account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to Sponsors and deferred offering and formation costs.

As of June 30, 2016, we had an unrestricted cash balance of $1,372,690 as well as cash and accrued interest held in trust of $250,000,093. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Further, our sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender, identical to the sponsor warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. Our activities for the six months ended June 30, 2016 relate to our formation and preparation costs for our Public Offering. We will generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended June 30, 2016, we had a net loss of $33,872 related to general and administrative formation costs and management fees to related parties of $10,000. For the six months ended June 30, 2016 we had a net loss of $36,148.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 25,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting periods. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital. At June 30, 2016, there were 25,000,000 Public Shares, of which 23,755,810 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,244,190 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

As of June 30, 2016, we did not have any long-term debt, capital or operating lease obligations. We have recorded underwriting commissions as discussed above in Critical Accounting Policies.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2016, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering and the Private Placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In a series of transactions prior to the Public Offering, the Sponsors acquired an aggregate of 6,250,000 Founders Shares of $11,000, or approximately $0.0018 per share. The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founders Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The initial stockholders collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. The Founder Shares will automatically convert into Public Shares at the time of the Business Combination as described in the Company’s prospectus relating to the Public Offering.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 14,000,000 Sponsor Warrants at a price of $0.50 per warrant ($7,000,000 in the aggregate) in the Private Placement. Each Sponsor Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per one-half share.

Use of Proceeds

On June 1, 2016, we consummated a $250,000,000 Public Offering consisting of 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant. Upon closing of the Public Offering and Private Placement, $250,000,000 was placed into the Trust Account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to Sponsors and offering and organizational costs of the business. In addition the underwriters have agreed to defer fees of $8,750,000 until the completion of the Business Combination.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDCADIA HOLDINGS, INC.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Dated: August 15, 2016		Title: Vice President and Chief Financial Officer

