Form 10-Q
period 2016-09-30
Landcadia Holdings, Inc.
filed 2016-11-14
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Landcadia Holdings, Inc.

(Exact name of registrant as specified in its charter)

001-37788

(Commission File Number)

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒Yes    ☐No

As of November 11, 2016, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$1,222,446	$10,845
Receivable from affiliates	4,300	-
Prepaid expenses	181,425	-
Total current assets	1,408,171	10,845

Investment and accrued interest held in trust account	250,107,374	-
Deferred offering costs	-	322,750
Total assets	$251,515,545	$333,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$175,345	$299,350
Notes and accounts payable to affiliates	-	35,150
Total current liabilities	175,345	334,500

Deferred underwriting commissions	8,750,000	-
Total liabilities	8,925,345	334,500

Class A common stock subject to possible redemption, 23,748,819 shares at redemption value of $10.00	237,590,190	-

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,251,181 shares issued and outstanding (excluding 23,748,819 shares subject to possible redemption)	125	-
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 and 8,625,000, issued and outstanding, respectively (1)	625	863
Additional paid-in capital	5,015,220	10,137
Accumulated deficit	(15,960)	(11,905)
Total stockholders' equity (deficit)	5,000,010	(905)
Total liabilities and stockholders' equity (deficit)	$251,515,545	$333,595

(1)	Includes an aggregate of 1,125,000 shares at December 31, 2015, subsequently forfeited as the over-allotment option was not exercised (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$75,188	$-	$111,429	$-
Loss from operations.	(75,188)	-	(111,429)	-
Other income and expense:
Interest income.	107,281	-	107,374	-
Net income (loss)	$32,093	$-	$(4,055)	$-

Basic and diluted earnings per share:
Net income (loss) per share	$0.00	$-	$(0.00)	$-
Basic and diluted weighted average number of shares (1).	7,496,470	4,368,132	7,498,025	3,956,801

(1)	Excludes shares subject to redemption for the three and nine months ended September 30, 2016 and forfeited shares in all periods (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Changes in Stockholder’s Equity

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Note receivable,
	Shares (1)	Amount	Shares (1)	Amount	Paid-in Capital	Deficit	affiliates	Total
Balance, December 31, 2014	-	$-	4,312,500	$431	$569	$-	$(1,000)	$-
Class F shares issued	-	-	4,312,500	432	9,568	-	-	10,000
Payment of affiliate note receivable	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(11,905)	-	(11,905)
Balance, December 31, 2015	-		8,625,000	863	10,137	(11,905)	-	(905)
Sponsors warrants issued.	-	-	-	-	7,000,000	-	-	7,000,000
Class A shares issued	25,000,000	2,500	-	-	249,997,500	-	-	250,000,000
Underwriters commissions and offering costs.	-	-	-	-	(14,404,840)	-	-	(14,404,840)
Shares returned.	-	-	(2,375,000)	(238)	238	-	-	-
Class A shares subject to redemption	(23,748,819)	(2,375)	-	-	(237,587,815)	-	-	(237,590,190)
Net loss	-	-	-	-	-	(4,055)	-	(4,055)
Balance, September 30, 2016 (unaudited).	1,251,181	$125	6,250,000	$625	$5,015,220	$(15,960)	$-	$5,000,010

(1)	Includes an aggregate of 1,125,000 shares at December 31, 2015 and 562,500 shares at December 31, 2014, subsequently forfeited as the over-allotment option was not exercised (see Note 3).

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Nine months ended September 30,
	2016	2015
	(unaudited)

Cash flows from operating activities:
Net loss	$(4,055)	$-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other.	(181,425)	-
Increase (decrease) in accounts payable and accrued liabilities.	166,088	-
(Decrease) increase in receivable/payable to affiliates	(11,700)	-
Net cash used in operating activities	(31,092)	-

Cash flows from investing activities:
Trust account deposit.	(250,000,000)	-
Trust account interest income	(107,374)	-
Net cash used in investing activities	(250,107,374)	-

Cash flows from financing activities:
Proceeds from public offering	250,000,000	-
Proceeds from sale of private placement warrants	7,000,000
Payment of underwriting discounts	(5,000,000)
Payment of offering costs..	(622,183)	-
Payment of affiliate notes payable	(27,750)	-
Net cash provided by financing activities	251,350,067	-

Net increase in cash and cash equivalents.	1,211,601	-
Cash and cash equivalents at beginning of period	10,845	-
Cash and cash equivalents at end of period.	$1,222,446	$-

Non-cash financing activities:
Deferred underwriting commissions	$8,750,000	$-
Forfeiture of Class F shares	$238,000	$-
Accrued offering costs	$4,907	$-

The accompany notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Notes to Financial Statements

1.	Nature of Business

Business

Landcadia Holdings, Inc., a Delaware corporation (the “Company”), was incorporated in Delaware on November 19, 2008 as Leucadia Development Corporation, and changed its name to Landcadia Holdings, Inc. on September 15, 2015. The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, is subject to all the risks associated with emerging growth companies.

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity for the nine months ended September 30, 2016 relates to the Company’s initial public offering (“Public Offering”), and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc., a Texas corporation, (“FEI Sponsor”) and Leucadia National Corporation, a New York corporation, (“Leucadia Sponsor”, and together with FEI Sponsor, the “Sponsors”). The FEI Sponsor is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

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

The Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock (“Public Shares”) included in the units sold in the Public Offering properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it conducts redemptions in connection with the Business Combination pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering.

If the Company holds a stockholder vote in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such Public Shares are recorded at redemption value and classified as temporary equity following completion of the Public Offering (“Redeemable Shares”), in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB, ASC’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per Public Share ($250,000,000 held in the Trust Account divided by 25,000,000 public common shares). For further information regarding the Redeemable Shares, see Note 3.

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

Prepaid expenses

Prepaid expenses of $181,425 consist of directors and officers insurance premiums which will be expensed over the two-year term of the policy from May 26, 2016 to May 26, 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities of $175,345 at September 30, 2016, consist of insurance payable for directors and officers insurance premiums as well as administrative costs incurred for the Company.

Earnings per Share

Earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. In accordance with FASB ASC 260, “Earnings Per Share”, the earning per share calculation reflects the effect of the stock splits as discussed in Note 3, for all periods presented. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, Class A shares of common stock subject to possible redemption have been excluded from the calculation of earnings per share for the three and nine months ended September 30, 2016, see Note 3. As of September 30, 2016, the Company did not have any securities or other contracts that could, potentially, be exercised or converted into common stock that were dilutive. As a result, diluted earnings per share is the same as basic earnings per share for all periods presented.

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

There were no unrecognized tax benefits as of September 30, 2016 or December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities. The income tax provision was deemed to be immaterial for the periods ended September 30, 2016 and 2015.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

In 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company increased the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class F shares at par value $0.0001 per share; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. As of September 30, 2016, there were no shares of preferred stock issued or outstanding.

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

Redeemable Shares

All of the 25,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Certificate of Incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital.

At September 30, 2016, there were 25,000,000 Public Shares, of which 23,748,819 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,251,181 were classified as Class A common stock.

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

Class A Shares

As a result of the Public Offering, Jefferies LLC, an affiliate of Leucadia sponsor, owns 638,561 Units.

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

Sponsor Loans

The Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans are payable without interest on the earlier of September 30, 2016 or the completion of the Public Offering. As of September 30, 2016, all Notes Payable to affiliates were repaid in full.

Receivable/payable to affiliates

Accounts receivable/payable to affiliates is comprised of advances for organizational and other formation costs to be reimbursed to Sponsors. As of September 30, 2016, $4,300 was owed to Landcadia for advances in administrative fees paid.

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

As of September 30, 2016, we had an unrestricted cash balance of $1,222,446 as well as cash and accrued interest held in trust of $250,107,374. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Further, our sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender, identical to the sponsor warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. Our activities for the nine months ended September 30, 2016 relate to our formation and preparation costs for our Public Offering. We will generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended September 30, 2016, we had net income of $32,093 related to interest income from the Trust Account offset by general and administrative formation costs and management fees to related parties of $30,000. For the nine months ended September 30, 2016 we had a net loss of $4,055.

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

Redeemable Shares

All of the 25,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting periods. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital. At September 30, 2016, there were 25,000,000 Public Shares, of which 23,748,819 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,251,181 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

As of September 30, 2016, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2016, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering and the Private Placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated May 25, 2016 except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In a series of transactions prior to the Public Offering, the Sponsors acquired an aggregate of 6,250,000 Founders Shares for $11,000, or approximately $0.0018 per share. The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founders Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The initial stockholders collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. The Founder Shares will automatically convert into Public Shares at the time of the Business Combination as described in the Company’s prospectus relating to the Public Offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

LANDCADIA HOLDINGS, INC.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Title: Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Dated: November 14, 2016