Form 10-K
period 2016-12-31
Landcadia Holdings, Inc.
filed 2017-03-30
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant to purchase one-half of one share of Common Stock	NASDAQ Capital Market
Common Stock, $0.0001 par value	NASDAQ Capital Market
Warrants to purchase one-half of one share of Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $244,588,848 based upon the market price of the registrant’s units of $10.04 per unit on June 30, 2016, excluding units held by directors and executive officers. Each unit consists of one share of the registrant’s Class A common stock, par value $0.0001 per share, and one redeemable common stock purchase warrant. As of June 30, 2016, the shares of Class A common stock included in the units did not trade separately. As of March 29, 2017, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANDCADIA HOLDINGS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial Business Combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or
•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Landcadia Holdings, Inc.

PART I

References in this report to “we,” “us” or the “Company” refer to Landcadia Holdings Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Fertitta Entertainment, Inc., a Texas corporation, and Leucadia National Corporation, a New York corporation. References to our “initial stockholders” refer to the Sponsors and the Company’s officers and directors.

Item 1. Business

Overview

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We were incorporated in Delaware on November 19, 2008, as Leucadia Development Corporation and changed our name to Landcadia Holdings Inc. on September 15, 2015. We are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and private placement of warrants as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

The Company’s co-Sponsors are Fertitta Entertainment, Inc. (the “FEI Sponsor”) and Leucadia National Corporation (the “Leucadia Sponsor” and, together with FEI Sponsor, the “Sponsors”). Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer, is the sole stockholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc., and Richard Handler, the Company’s Co-Chairman and President, is the Chief Executive Officer of Leucadia National Corporation and its largest operating subsidiary, Jefferies Group LLC, a global securities and investment banking firm.

On June 1, 2016, we consummated our initial public offering (the “public offering”) of 25,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $250,000,000. Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value (“public shares”) and one redeemable common stock purchase warrant (each, a “public warrant”). Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Simultaneously with the consummation of the public offering, our Sponsors purchased an aggregate of 14,000,000 warrants, at a price of $0.50 per warrant, each exercisable to purchase one-half of one share of common stock at a price of $5.75 ($11.50 per whole share) (the “sponsor warrants”), in a private placement (the “private placement”), generating gross proceeds of $7,000,000. The sponsor warrants are identical to the public warrants sold as part of the units in the public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Prior to the public offering, in 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company increased the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class F shares at par value $0.0001 per share; and 1,000,000 shares are Preferred stock at par value $0.0001 per share.

On September 15, 2015, the Company reclassified all of its issued and outstanding shares of common stock to Class F common stock (the “founders shares”), and conducted a 1:7,187.5 stock split. On September 16, 2015, the Company issued 7,187,500 additional founder shares to the FEI Sponsor for $10,000. On October 1, 2015, the Company completed a 5:1 reverse stock split of the founder shares. On April 27, 2016, the Company conducted a 1:3 stock split, and on May 25, 2016, each of the Sponsors returned to the Company, at no cost, 718,750 founders shares (1,437,500 total shares), which were cancelled. The underwriters did not exercise their over-allotment option in connection with the public offering and as such, the Sponsors forfeited 937,500 founder shares, which were returned to the Company, at no cost, on June 30, 2016. Following these transactions, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding founders shares.

Upon the closing of the public offering and the private placement, $250,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay income taxes and franchise taxes, if any, our second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of the Business Combination; or (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the public offering; or (iii) the redemption of 100% of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the public offering. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,750,000 in underwriting discounts and commissions, which will be payable upon consummation of our initial Business Combination if consummated) and approximately $655,000 in expenses relating to the public offering, approximately $1,000,000 of the net proceeds of the public offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2016, there was $250,256,735 in investments and cash held in the Trust Account and $1,063,350 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2016, no funds had been withdrawn from the Trust Account to pay taxes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial Business Combination

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on identifying a Business Combination opportunity in industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the dining, hospitality, entertainment and gaming industries in the United States. We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused in the dining, hospitality, entertainment and gaming industries, to create value for our stockholders, and that our contacts and sources, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers in these sectors will allow us to generate attractive acquisition opportunities. Our Certificate of Incorporation prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations.

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. We do not intend to purchase multiple business in unrelated industries in connection with our initial Business Combination. We anticipate structuring our initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any finder’s or consulting fees to our Sponsors, officers or directors, or any of our or their respective affiliates, for services rendered to us prior to or in connection with the completion of our Business Combination. However, we will not be prohibited from engaging an affiliate of our Leucadia Sponsor or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so.

Redemption rights for holders of public shares upon consummation of our initial Business Combination

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of our initial Business Combination, including interest, less income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial Business Combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Certificate of Incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial Business Combination to a stockholder vote

In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding common stock voted are voted in favor of the Business Combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the initial public offering in favor of our initial Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, and with respect to the initial stockholders other than the anchor investors, any public shares they may hold in connection with the consummation of the Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on redemption rights upon completion of our initial Business Combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in the initial public offering) for or against our Business Combination.

Redemption of public shares and liquidation if no initial Business Combination

The Sponsors, our executive officers and directors have agreed that we will have until June 1, 2018 to complete our initial Business Combination. If we are unable to complete our initial Business Combination by June 1, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination by June 1, 2018.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently maintain our executive offices at 1510 West Loop South, Houston, Texas 77027. The cost for this space is included in the $10,000 per month fee that we will pay our FEI Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have five executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that Messrs. Fertitta, Handler or any of our other executive officers or directors will devote in any time period will vary based on whether a target business has been identified for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth herein and should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

We are an emerging growth company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an emerging growth company with no operating results since our formation in 2008, and we will not commence operations until completing a Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of our initial Business Combination, our Sponsors and our officers, directors and director nominees have agreed, pursuant to written agreements with us, to vote any public shares purchased during or after the offering in favor of our initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Sponsors agree to vote its founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our Sponsors have agreed, pursuant to written agreements with us, to vote their founder shares, as well as any public shares purchased in or after our public offering, in favor of our initial Business Combination. In addition, our officers and directors have also agreed, pursuant to written agreements with us, to vote any public shares purchased in or after our public offering in favor of our initial Business Combination. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsors, officers and directors agreed to vote their founder shares and public shares, as applicable, in accordance with the majority of the votes cast by our public stockholders. As of December 31, 2016 our Sponsors collectively owned 6,250,000 founder shares and 638,561 public shares.

The only opportunity our public stockholders have to affect the investment decision regarding a potential Business Combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the Business Combination.

Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, the only opportunity our public stockholders have to affect the investment decision regarding a potential Business Combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. In connection with a proposed Business Combination, the determination of whether we satisfy such net tangible asset or cash requirement would take into account payment in full of the deferred underwriting commissions upon consummation of such Business Combination. If accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within 24 months after the closing of the public offering may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline. This could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the public offering, or by June 1, 2018. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within 24 months after the closing of the public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination by June 1, 2018. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We are a newly formed alliance between our Sponsors and there is no basis upon which to evaluate our ability to achieve our business objectives.

Neither of our Sponsors has prior experience with emerging growth companies similar to ours. In addition, our FEI Sponsor and our Leucadia Sponsor have not previously cooperated with one another on a blank check company and may be considered a first-time alliance between Sponsors. As a result, there is no basis upon which to evaluate our ability to work together. There may be increased risk if unanticipated disagreements between our Sponsors develop. In that case, we may be unable to complete our initial Business Combination for reasons, including, but not limited to, an inability to agree on: an appropriate target, terms suitable to the target’s controlling investors, the composition of the management team, or appropriate financing strategies to accomplish the initial Business Combination.

If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders or public warrantholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our common stock or public warrants.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsors, directors, executive officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Such a purchase of shares may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy documents or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Our public stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, our public stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the public offering, or (iii) the redemption of our public shares if we are unable to complete an initial Business Combination within 24 months from the closing of the public offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial Business Combination within 24 months from the closing of the public offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the public offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate their investment, our public stockholders may be forced to sell their public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial Business Combination. In order to continue listing our securities on NASDAQ prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”, which includes our Class A common stock and warrants. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our public offering and the sale of the Sponsor Warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the Public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with the completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce our public stockholders’ influence over our ability to complete our Business Combination and our public stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our public stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, our public stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

Our Sponsors, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our Sponsors’ network of relationships and processes for evaluating and allocating investment opportunities among itself, us, and other parties, our Sponsors have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our Sponsors may allocate potential investments at their discretion to any of their affiliates, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our Sponsors that obligate them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our Sponsors refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial Business Combination.

If the funds available to us outside of the Trust Account are insufficient to allow us to operate at least until June 1, 2018, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate at least until June 1, 2018, assuming that our initial Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until June 1, 2018; however, we cannot assure you that our estimate is accurate. We will use or have used a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

If the funds available to us outside of the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsors or management team to fund our search, to pay our franchise and income taxes and to complete our Business Combination.

On December 31, 2016 the funds available to us outside of the Trust Account were $1,063,350, which are used to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our liquidation of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsors will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. Therefore, we cannot assure you that our Sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case net of the interest which may be withdrawn to pay taxes, and one of our Sponsors asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds directly from our stockholders, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a Business Combination; or (ii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial Business Combination, our public stockholders may be forced to wait beyond 24 months from the closing of our public offering before the redemption proceeds from our Trust Account become available to them.

If we are unable to consummate our initial Business Combination within 24 months from the closing of the public offering, the proceeds then on deposit in the Trust Account, including interest (less taxes payable and up to $50,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption by public stockholders from the Trust Account shall be effected automatically by function of our Certificate of Incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions under Delaware law. In that case, investors may be forced to wait beyond 24 months from the closing of our public offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of the public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the public offering in the event we do not complete our Business Combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution.

We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of the public offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination. In addition, our public stockholders will not have the right to elect directors prior to the consummation of our initial Business Combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of directors prior to consummation of our initial Business Combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the public offering. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the public offering.

The grant of registration rights to our initial stockholders and holders of our Sponsor Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the registration rights agreement, our initial stockholders and their permitted transferees can demand that we register the founder shares after those shares convert to shares of our Class A common stock at the time of our initial Business Combination. In addition, holders of our Sponsor Warrants and their permitted transferees can demand that we register the Sponsor Warrants and the shares of Class A common stock issuable upon exercise of the Sponsor Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the Sponsor Warrants and the shares of Class A common stock issuable upon exercise of such Sponsor Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Sponsor Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial Business Combination, our public stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a Business Combination with an operating company in the dining, hospitality, entertainment and gaming industries in the United States but may also pursue acquisition opportunities in other industries or geographic regions, except that we are not, under our Certificate of Incorporation, permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot be certain that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot be certain that an investment in our stock will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek investment opportunities outside of the dining, hospitality, entertainment and gaming industries in the United States, which may be in industries in which our management may not have expertise.

Although we intend to focus on identifying Business Combination candidates in the dining, hospitality, entertainment and gaming industries in the United States and we will not initially actively seek to identify Business Combination candidates in other industries or regions, we will consider a Business Combination candidate outside of the dining, hospitality, entertainment and gaming industries in the United States if we determine that such candidate offers an attractive opportunity for our company or we are unable to identify a suitable candidate in the dining, hospitality, entertainment and gaming industries in the United States industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue an investment outside of the dining, hospitality, entertainment and gaming industries in the United States, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the dining, hospitality, entertainment and gaming industries in the United States would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of sales or earnings.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2016, there were 155,500,000 and 13,750,000 authorized but unissued shares of Class A common stock and Class F common stock, respectively, available for issuance and, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment. As of December 31, 2016, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. However, our Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. These provisions of our Certificate of Incorporation, like all provisions of our Certificate of Incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;
•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with or key man insurance on the life of any of our executive officers, directors or director nominees. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel or the hiring or retention of ineffective personnel after the initial Business Combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a potential Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. Our executive officers and directors intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that Messrs. Fertitta, Handler or any of our other executive officers or directors devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our director nominees also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our executive officers and directors are now, and all of them will likely in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, will likely have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Although none of our executive officers or director nominees is currently associated with other blank check companies, certain of them are now, and all of them will likely in the future become, affiliated with entities, including, among others, blank check companies or public and private companies, private equity funds, venture capital funds, hedge funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they then owe fiduciary duties or contractual obligations. Accordingly, they will likely have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully complete our initial Business Combination. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team directly and indirectly own our common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or Sponsors which may raise potential conflicts of interest.

In light of the involvement of our Sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an investment banking firm that is a member of FINRA regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsors, executive officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our Sponsors, directors and executive officers collectively own 6,250,000 founder shares and 638,561 public shares. The founder shares will be worthless if we do not complete an initial Business Combination.

In addition, our Sponsors purchased an aggregate of 14,000,000 Sponsor Warrants at a price of $0.50 per warrant (a purchase price of $7,000,000) in a private placement.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24- month anniversary of the closing of the public offering nears, which is the deadline for our completion of an initial Business Combination.

Since our Sponsors, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

At the closing of our initial Business Combination, our Sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsors, executive officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing an initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the public offering and the private placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the public offering and the private placement provided us with $250,000,000 that we may use to complete our initial Business Combination (including $8,750,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

Although we do not intend to purchase multiple businesses in unrelated industries, if we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our Certificate of Incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. Amending our Certificate of Incorporation will require stockholder approval, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial Business Combination.

The provisions of our Certificate of Incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Certificate of Incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our Certificate of Incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the public offering and the sale of Sponsor Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. Our initial stockholders will participate in any vote to amend our Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Certificate of Incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Certificate of Incorporation.

Our Sponsors, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our Sponsors, executive officers, directors and director nominees. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our letter agreements with our Sponsors, director nominees, and officers may be amended without stockholder approval.

Our letter agreements with our Sponsors, directors, director nominees, and officers contain provisions relating to transfer restrictions of our founder shares and Sponsor Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. These letter agreements may be amended without stockholder approval. While we do not expect our board to approve any amendment to these agreements prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to these agreements. Any such amendments to the letter agreements would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless.

Although we believe that the net proceeds from the public offering and the private placement will be sufficient to allow us to complete our initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the public offering and the private placement prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on our liquidation, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination.

Our initial stockholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

The founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial Business Combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our Certificate of Incorporation may only be amended by a vote of the majority of at least 90% of our common stock voting at a meeting. As a result, you will not have any influence over the election of directors prior to our initial Business Combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Certificate of Incorporation.

If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Jefferies, an affiliate of Leucadia Sponsor owns 638,561 shares of Class A common stock.

In addition, our board of directors, whose members were elected by our Sponsors, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Business Combination.

You may experience dilution of our Class A common stock at the time of our initial Business Combination.

Dilution may occur as a result of the anti-dilution provisions of the Class F common stock resulting in the issuance of Class A shares on a greater than one to-one basis upon conversion of the Class F common stock at the time of our initial Business Combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to our public stockholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the public offering. Redemption of the outstanding warrants could force our public stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Sponsor Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Business Combination.

We issued 25,000,000 warrants as part of the units offered in the public offering as well as issued 14,000,000 Sponsor Warrants in a private placement that occurred simultaneously with the closing of the public offering. Each warrant will be exercisable to purchase one-half of one share of Class A common stock at $5.75 per one-half share. In addition, if any of our Sponsors make any working capital loans, it may convert those loans into up to an additional 3,000,000 Sponsor Warrants, at the price of $0.50 per warrant. Warrants may be exercised only for a whole number of shares of Class A common stock. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Sponsor Warrants are identical to the warrants sold as part of the units except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Future issuances of our securities by us, and the availability for resale of securities held by our existing investors, may cause the market price of our securities to decline.

The sale of a substantial amount of our securities in the public market, or the perception that such sales could occur, could cause the prevailing market price of our securities to decline. All of the securities sold in the public offering are freely tradable in the public markets, unless held by our affiliates. The founder shares held by our initial stockholders will be available for resale in the public market following the expiration or earlier waiver or termination of the lock-up periods described below. The market price of our securities could decline if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our Sponsors, directors and officers signed lock-up agreements with us, that subject to certain customary exceptions, restrict the sale of our founder shares held by them for one year after the date of our initial Business Combination without our consent, subject to earlier release if, subsequent to our initial Business Combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

As restrictions on resale end, or if we and, as applicable, Jefferies LLC and Deutsche Bank Securities Inc., were to waive the applicable lock-up periods, the market price of our securities could drop significantly if the holders of these restricted shares immediately sell them or are perceived by the market as intending to sell them.

Because each warrant is exercisable for only one-half of one share of our Class A common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of Class A common stock. Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. As a result, warrant holders not purchasing an even number of warrants must sell any odd number of warrants in order to obtain full value from the fractional interest that will not be issued. This is different from other offerings similar to ours whose units include one share of Class A common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on our stockholders.

We may, in connection with our initial Business Combination and subject to requisite stockholder approval under the DGCL reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the United States to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Provisions in our Certificate of Incorporation may inhibit lawsuits against our officers and directors.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. These provisions may have the effect of discouraging lawsuits against our directors and officers.

If we effect our initial Business Combination with a company located outside the United States, or with operations located outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial Business Combination with a company located outside the United States, or with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock, warrants and units are currently listed on NASDAQ under the symbols LCA, LCAHW and LCAHU, respectively. Our units began public trading on May 26, 2016, our Class A common stock and warrants began public trading on July 21, 2016.

The following table sets forth, for the periods indicated, the reported high and low sales price for our common stock, warrants, and units.

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2016:	High	Low	High	Low	High	Low
2nd Quarter (1)	$-	$-	$-	$-	$10.07	$10.00
3rd Quarter (2)	$9.85	$9.65	$0.59	$0.50	$10.28	$10.00
4th Quarter	$9.82	$9.73	$0.73	$0.55	$10.50	$10.20

(1)	Beginning on May 26, 2016 with respect to LCAHU.

(2)	Beginning on July 21, 2016 with respect to LCA and LCAHW.

Holders

As of March 23, 2017 there was one holder of record of our separately traded Class A common stock, three holders of record of our separately traded warrants, and one holder of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our units from May 26, 2016 (the first day on which our units began trading) through December 31, 2016 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and Nasdaq. The graph assumes $100 invested on May 26, 2016 in each of our units and the three indices presented.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We were incorporated in 2008 and in connection with our incorporation our Leucadia Sponsor purchased an aggregate of 1,000 shares of our common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, we reclassified all of our issued and outstanding shares of common stock as Class F common stock and conducted a 1:7,187.5 stock split for our Founders Shares, which increased our Leucadia Sponsor's ownership to 7,187,500 founders shares. On September 16, 2015, we sold 7,187,500 Founders Shares (50% of the issued and outstanding shares) to our FEI Sponsor for $10,000. On October 1, 2015, we conducted a 5:1 reverse stock split for our Founders Shares. On April 27, 2016, we conducted a 1:3 stock split, resulting in our initial stockholders holding an aggregate of 8,625,000 founders shares. On May 25, 2016, each of our sponsors returned to us, at no cost, 718,750 founders shares, which we cancelled. Following these transactions, each of our sponsors owned 50% of the 7,187,500 issued and outstanding founders shares. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. Simultaneously with the closing of the public offering, the Sponsors purchased an aggregate of 14,000,000 Sponsor Warrants at a price of $0.50 per warrant ($7,000,000 in the aggregate) in the private placement. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 25, 2016, our registration statement on Form S-1 (File No. 333-210980) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 25,000,000 units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $250,000,000, with each unit consisting of one share of the Company’s Class A common stock and one public warrant. Each public warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Jefferies LLC, Deutsche Bank Securities Inc. and Ladenburg Thalmann & Co., Inc. acted as underwriters (the “Underwriters”). The Public Offering was consummated on June 1, 2016.

Net proceeds of $250,000,000 from the Public Offering and the private placement, including deferred underwriting discounts of $8,750,000, are held in the Trust Account at December 31, 2016. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the Public Offering. In addition, the Underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of the shares of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with our financial statements and accompanying notes to these financial statements. This historical information is no indicative of future results.

	2016	2015	2014	2013	2012

Statement of Operations:
General and administrative expenses	$261,253	$11,905	$-	$-	$-
Net loss	$(4,518)	$(11,905)	$-	$-	$-
Basic and diluted loss per share	(0.00)	(0.00)	$-	$-	$-

Statement of Cash Flows:
Net cash used in operating activities	$(297,562)	$(155)	$-	$-	$-
Net cash used in investing activities	$(250,000,000)	$-	$-	$-	$-
Net cash provided by financing activities	$251,350,067	$11,000	$-	$-	$-

Balance Sheet:
Cash	$1,063,350	$10,845	$-	$-	$-
Working capital (deficit)	$1,083,002	$(323,655)	$-	$-	$-
Total assets	$251,473,784	$333,595	$-	$-	$-
Total liabilities	$8,884,047	$334,500	$-	$-	$-
Equity (deficit)	$5,000,010	$(905)	$-	$-	$-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Liquidity and Capital resources

On June 1, 2016 we consummated a $250,000,000 public offering consisting of 25,000,000 units at a price of $10.00 per unit (“units”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable warrant. Simultaneously, with the closing of the public offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“private placement”) at a price of $0.50 per warrant, $5,000,000 of which was applied to cover the underwriters’ up-front discount. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the public offering and private placement was placed into a Trust Account.

As of December 31, 2016, we had an unrestricted cash balance of $1,063,350 held outside of the Trust Account as well as cash and accrued interest held in the Trust Account of $250,256,735. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender, identical to the Sponsor Warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. Our activities for the year ended December 31, 2016 relate to our formation and preparation costs for our public offering, ongoing business expenses and costs associated with locating a suitable Business Combination. We will generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and as we more actively pursue a Business Combination.

For the year ended December 31, 2016, we had net loss of $4,518 related to general and administrative formation costs of $191,253 and management fees to related parties of $70,000 offset by interest income of $256,735 from the Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

As of December 31, 2016, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as defined in the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting periods. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital. At December 31, 2016, there were 25,000,000 public shares, of which 23,734,599 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,265,401 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we were not subject to any market or interest rate risk. To date, our efforts have been limited to organizational activities and activities relating to the public offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2016, the net proceeds from our public offering and the sale of the Sponsor Warrants held in the Trust Account were comprised entirely of cash. On June 1, 2016 we invested the funds held in the Trust Account in U.S. government securities meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in direct U.S. government treasury obligations. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2016, $250,256,735 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the closing of our public offering, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

At December 31, 2016, we have not engaged in any hedging activities. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Landcadia Holdings, Inc.

We have audited the accompanying balance sheets of Landcadia Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landcadia Holdings, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp

New York, NY

March 30, 2017

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current assets:
Cash	$1,063,350	$10,845
Prepaid expenses	153,699	-
Total current assets	1,217,049	10,845

Cash, cash equivalents and accrued interest held in trust account	250,256,735	-
Deferred offering costs	-	322,750
Total assets	$251,473,784	$333,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$134,047	$299,350
Notes and accounts payable to affiliates	-	35,150
Total current liabilities	134,047	334,500

Deferred underwriting commissions	8,750,000	-
Total liabilities	8,884,047	334,500

Class A common stock subject to possible redemption, 23,734,599 shares at redemption value of $10.01 at December 31, 2016	237,589,727	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,265,401 shares issued and outstanding (excluding 23,734,599 shares subject to possible redemption) at December 31, 2016	127	-
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 and 8,625,000, issued and outstanding, respectively	625	863
Additional paid-in capital	5,015,681	10,137
Accumulated deficit	(16,423)	(11,905)
Total stockholders' equity (deficit)	5,000,010	(905)
Total liabilities and stockholders' equity (deficit)	$251,473,784	$333,595

 The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Year ended December 31,
	2016	2015	2014

Expenses:
General and administrative expenses	$261,253	$11,905	$-
Loss from operations	(261,253)	(11,905)	-
Other income and expense:
Interest income	256,735	-	-
Net loss	$(4,518)	$(11,905)	$-

Basic and diluted earnings (loss) per share:
Net loss per share	$(0.00)	$(0.00)	$-
Basic and diluted weighted average number of shares	7,500,028	4,852,335	3,750,000

 The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Changes in Stockholder’s Equity (DEFICIT)

	Class A Common Stock		Class F Common Stock		Additional Paid-in Capital	Accumulated Deficit	Note receivable, affiliates
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2013	-	$-	4,312,500	$431	$569	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, December 31, 2014	-	-	4,312,500	431	569	-	(1,000)	-
Class F shares issued	-	-	4,312,500	432	9,568	-	-	10,000
Payment of affiliate note receivable	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(11,905)	-	(11,905)
Balance, December 31, 2015	-		8,625,000	863	10,137	(11,905)	-	(905)
Sponsors warrants issued	-	-	-	-	7,000,000	-	-	7,000,000
Units issued containing Class A shares	25,000,000	2,500	-	-	249,997,500	-	-	250,000,000
Underwriters commissions and offering costs	-	-	-	-	(14,404,840)	-	-	(14,404,840)
Class F shares returned	-	-	(2,375,000)	(238)	238	-	-	-
Class A shares subject to redemption	(23,734,599)	(2,373)	-	-	(237,587,354)	-	-	(237,589,727)
Net loss	-	-	-	-	-	(4,518)	-	(4,518)
Balance, December 31, 2016	1,265,401	$127	6,250,000	$625	$5,015,681	$(16,423)	$-	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(4,518)	$(11,905)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Trust account interest income	(256,735)	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	(153,699)	-	-
Increase (decrease) in accounts payable and accrued liabilities	124,790	4,350	-
(Decrease) increase in accounts payable to affiliates	(7,400)	7,400	-
Net cash used in operating activities	(297,562)	(155)	-

Cash flows from investing activities:
Trust account deposit	(250,000,000)	-	-
Net cash used in investing activities	(250,000,000)	-	-

Cash flows from financing activities:
Proceeds from public offering	250,000,000	-	-
Proceeds from sale of private placement warrants	7,000,000	-	-
Proceeds from sale of common stock to sponsor	-	10,000	-
Payment of underwriting discounts	(5,000,000)	-	-
Payment of offering costs	(622,183)	-	-
(Payment)/Proceeds from affiliate notes payable	(27,750)	1,000	-
Net cash provided by financing activities	251,350,067	11,000	-

Net increase in cash and cash equivalents	1,052,505	10,845	-
Cash and cash equivalents at beginning of period	10,845	-	-
Cash and cash equivalents at end of period	$1,063,350	$10,845	$-

Non-cash financing activities:
Deferred underwriting commissions	$8,750,000	$-	$-
Accrued offering costs	$4,907	$322,750	$-
Initial classification of common shares subject to possible conversion	$237,580,290	$-	$-
Change in value of common share subject to possible conversion	$9,437	$-	$-

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

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination (the “Business Combination”) with one or more operating businesses. All activity through December 31, 2016 relates to the Company’s initial public offering (“public offering”), and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

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

The Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, other than the withdrawal of interest to pay income taxes, and franchise taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock (“public shares”) included in the units sold in the public offering properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the public offering; or (iii) the redemption of 100% of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the public offering.

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

If the Company holds a stockholder vote in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such public shares are recorded at redemption value and classified as temporary equity following completion of the public offering (“Redeemable Shares”), in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB, ASC’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per public share ($250,000,000 held in the Trust Account divided by 25,000,000 public shares). For further information regarding the Redeemable Shares, see Note 3.

The Company will have 24 months from the closing of the public offering to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest (less taxes payable and up to $50,000 of such net interest to pay dissolution expenses), and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and certain persons who received unregistered shares of Class F common stock of the Company (the ‘‘Initial Stockholders’’) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their shares of Class F common stock; however, if the Initial Stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the public offering, they will be entitled to a pro rata share of the Trust Account in respect of such shares of Class A common stock upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the public offering.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A- “Expenses of Offering”. Offering costs of $654,840, consisted of costs incurred in connection with the preparation of the public offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the public offering. For further discussion on underwriting commissions see Notes 4 and 5.

Earnings Per Share

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. In accordance with FASB ASC 260, “Earnings Per Share”, the earning per share calculation reflects the effect of the stock splits as discussed in Note 3, for all periods presented. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis in all periods presented. Further, shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the year ended December 31, 2016, see Note 3. The Company did not have any other securities or other contracts that could, potentially, be exercised or converted into common stock that were dilutive. As a result, diluted earnings per share is the same as basic earnings per share for all periods presented.

See Note 6 for further information.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

See Note 7 for further information.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through March 30, 2017, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

In 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company increased the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A common stock at par value $0.0001 per share; 20,000,000 shares are Class F common stock at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. As of December 31, 2016, there were no shares of preferred stock issued or outstanding.

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

At December 31, 2016, there were 25,000,000 public shares, of which 23,734,599 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,265,401 were classified as Class A common stock.

For further information on the Founders Shares and Sponsor Warrants, see Note 5.

4.	Public Offering

Public Units

In the public offering, the Company sold 25,000,000 units at a price of $10.00 per unit (“units”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable warrant (each a “public warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (“Securities Act”), following the completion of the Business Combination covering the Class A common stock underlying the public warrants. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the public offering. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the public warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of public warrants issued in connection with the units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per public warrant; (iii) upon not less than 30 days prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the public shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the public warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $5,000,000 ($0.20 per unit sold) to the underwriters at the closing of the public offering, with an additional fee (“Deferred Discount”) of $8,750,000 ($0.35 per unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will be forfeited by the underwriters in the event that the Company is unable to complete a business combination and the subsequent liquidation of the Trust account as described elsewhere. See Note 5 for further information on underwriting commissions.

5.	Related Party Transactions

Founder Shares

The founder shares are identical to the public shares included in the units sold in the public offering except that the founder shares are subject to certain transfer restrictions and the holders of the Founders Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The initial stockholders collectively own 22% of the Company’s issued and outstanding shares after the public offering.

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

The founder shares will automatically convert into public shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the prospectus relating to the public offering. In the case that additional public shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the public offering and related to the closing of the Business Combination, the ratio at which the founder shares shall convert into public shares will be adjusted so that the number of public shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the public offering plus all public shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Sponsor Warrants (as defined below).

Class A Common Stock

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Sponsors Indemnification

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

Sponsor Loans

The Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the public offering. These loans were payable without interest on the earlier of September 30, 2016 or the completion of the public offering. As of December 31, 2016, all notes payable to affiliates were repaid in full.

Accounts Payable to Affiliates

Accounts payable to affiliates are comprised of advances for organizational and other administrative costs to be reimbursed between the Company and its Sponsors. At December 31, 2016, there were no outstanding affiliate accounts. At December 31, 2015 the Company had notes and accounts payable to affiliates of $35,150.

In addition, the Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. Up to $1,500,000 of these loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The terms of such loans have not been determined.

6.	Earnings Per Share

A reconciliation of the numerators and denominators for the basic and diluted per share amounts is as follows:

	Year ended December 31,
	2016	2015	2014

Numerator:
Net loss - basic and diluted	$(4,518)	$(11,905)	$-

Denominator:
Weighted average shares - basic	7,500,028	4,852,335	3,750,000
Warrants	-	-	-
Weighted average shares – diluted	7,500,028	4,852,335	3,750,000

Basic and diluted earnings (loss) per share:
Net loss per share	$(0.00)	$(0.00)	$-

All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the year December 31, 2016, see Note 3. Further excludes shares subject to redemption related to the over-allotment option for the year ended December 31, 2015 which were subsequently forfeited as the over-allotment option was not exercised.

7.	Income Taxes

For the years ended December 31, 2016 and 2015, the Company recorded no provision for income taxes or corporate taxes payable due to the net operating losses incurred in these years. The provisions for 2014 and 2015 were previously deemed immaterial, however the 2015 provision is now being presented for comparison purposes.

The deferred tax assets for the years 2016 and 2015 are comprised of net operating loss carryforwards and are offset by corresponding equal amounts of changes in the valuation allowance recorded for the deferred income tax benefits.

A reconciliation of the income tax benefit is as follows:

	Year ended December 31,
	2016	2015
Current income taxes	$-	$-
Deferred income taxes	(1,563)	(4,476)
Total benefit	$(1,563)	$(4,476)
Change in valuation allowance	1,563	4,476
Income tax benefit	$-	$-

The Company’s deferred tax assets are as follows:

	Year ended December 31,
	2016	2015
Deferred tax asset:
Net operating loss carryforward	$6,039	$4,476
Total deferred tax asset	6,039	4,476
Valuation allowance	(6,039)	(4,476)
Deferred tax asset, net of current allowance	$-	$-

As of December 31, 2016, the Company had federal net operating losses (“NOL”) of $16,423 that expire beginning in 2035. The ultimate realization of the NOL is dependent on future taxable income, if any, of the Company and may be limited in any one period in accordance with Section 382 of the Internal Revenue Code. The Company has recorded a full valuation allowance against this deferred tax benefit since we believe it is more likely than not that the Company will not utilize the losses in a future period due to the uncertainty of future income. As of December 31, 2016 and 2015, the change in valuation allowance was $1,563 and $4,467, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2016	2015
Statutory rate	(31.0%)	(34.0%)
State income tax, net of federal tax benefit	(3.6%)	(3.6%)
Change in valuation allowance on deferred tax asset	34.6%	37.6%
Total	0.0%	0.0%

8. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2016 and 2015 is as follows:

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

General and administrative expenses	$2,276	$33,965	$75,188	$149,824
Net (loss) income	$(2,276)	$(33,872)	$32,093	$(463)
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

General and administrative expenses	$-	$-	$-	$11,905
Net loss	$-	$-	$-	$(11,905)
Basic and diluted earnings (loss) per share	$-	$-	$-	$(0.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There was no change in our internal control over financial reporting that occurred during the year ending December 31, 2016 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors, executive officers and director nominees are as follows:

Name	Age	Position
Tilman J. Fertitta	59	Co-Chairman and Chief Executive Officer
Richard Handler	55	Co-Chairman and President
Richard H. Liem	63	Vice President and Chief Financial Officer
Steven L. Scheinthal	55	Vice President, General Counsel and Secretary
Nicholas Daraviras	43	Vice President, Acquisitions
Mark Kelly	53	Director
G. Michael Stevens	56	Director

Tilman J. Fertitta has been our Co-Chairman and Chief Executive Officer since September 15, 2015. Since August 2010, Mr. Fertitta has been the sole shareholder, chairman and Chief Executive Officer of Fertitta Entertainment, Inc., which owns both the restaurant conglomerate Landry’s and the Golden Nugget Casinos and is recognized today as a global leader in the dining, hospitality, entertainment and gaming industries. Mr. Fertitta is also the star of CNBC reality television show Billion Dollar Buyer. Mr. Fertitta currently serves as Chairman of the Houston Children’s Charity, the Houston Police Foundation, and is currently the Chairman of the Board of Regents for the University of Houston. He also is on the Executive Committee of the Houston Livestock Show and Rodeo, one of the Nation’s largest charitable organizations. He also serves on the boards of the Texas Heart Institute and the Greater Houston Partnership. Mr. Fertitta is well-qualified to serve as director because of his experience in the dining, hospitality, entertainment and gaming industries and as a public company director.

Richard Handler has been our Co-Chairman and President since September 15, 2015. Mr. Handler has served as a director and Chief Executive Officer of Leucadia since March 2013. He has been Chairman of Jefferies since February 2002 and Chief Executive Officer of Jefferies since January 2001. Mr. Handler has also served as Chief Executive Officer of Jefferies LLC, Jefferies’ principal operating subsidiary, since January 2001 and as President of Jefferies since May 2006. Mr. Handler was first elected to the board of directors of Jefferies in May 1998. He was Managing Director of High Yield Capital Markets at Jefferies from May 1993 until February 2000, after co-founding that group as an Executive Vice President in April 1990. He is also Chairman and Chief Executive Officer of the Handler Family Foundation, a non-profit foundation working primarily with underprivileged youth. Mr. Handler is well-qualified to serve as director because of his investment banking, asset management and sales and trading expertise, his merchant banking and executive management experience and his experience as a public company director.

Richard H. Liem has been our Vice President and Chief Financial Officer since September 15, 2015. Mr. Liem has been Treasurer and Vice President at Morton’s Restaurant Group, Inc. since February 1, 2012. Mr. Liem has been the Chief Financial Officer of Landry’s, Inc. since June 11, 2004 and serves as its Executive Vice President and Principal Accounting Officer. Mr. Liem serves as Chief Financial Officer and Senior Vice President of Golden Nugget Inc. (formerly Poster Financial Group Inc.), an affiliate of Landry’s, Inc. He serves as Executive Vice President and Chief Financial Officer of McCormick & Schmick’s Seafood Restaurants, Inc. Mr. Liem served as Controller of Landry’s, Inc. from April 1999 when he joined Landry’s, Inc. to June 2004. Mr. Liem joined Landry’s, Inc. from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been Director of McCormick & Schmick’s Seafood Restaurants, Inc. since January 3, 2012. He has been a director of Landry’s, Inc. since 2009. He serves as a director of Golden Nugget Inc. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989.

Steven L. Scheinthal has been our Vice President, General Counsel and Secretary since September 15, 2015. Mr. Scheinthal has served as a member of the Board of Directors of Landry’s, Inc. since its IPO in 1993 and as its Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He also serves as a member of the Board of Directors, Executive Vice President and General Counsel of Fertitta Entertainment, Inc. which is the holding company for Landry’s, Inc., the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all Fertitta companies, including Landry’s and Golden Nugget, to acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its IPO and during the 17 plus years Landry’s operated as a public company. The foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s, Inc. for approximately five years before becoming part of the organization. He has been licensed to practice law in the state of Texas since 1984.

Nicholas Daraviras has served as our Vice President, Acquisitions since September 15, 2015. Mr. Daraviras is a Managing Director of Leucadia National Corporation. Prior to 2014, Mr. Daraviras had been employed with Jefferies Capital Partners, LLC (“Jefferies Capital Partners”) or its predecessors since 1996. Mr. Daraviras has served on the board of Fiesta Restaurant Group since April 2011 and The Sheridan Group, Inc. since 2003. He also served on the boards of Edgen Group Inc., a global distributor of specialty steel products, or its predecessors from February 2005 until 2013, and Carrols Restaurant Group, Inc. from 2009 until 2013. Mr. Daraviras serves on the Audit Committee of The Sheridan Group, Inc. and served on the Compensation Committee of Carrols Restaurant Group as well as the Compensation, Corporate Governance, and Nominating Committees of Edgen Group Inc. He also serves on several boards of directors of private portfolio companies of Jefferies Capital Partners and Leucadia. We believe that Mr. Daraviras brings significant experience with the strategic, financial and operational issues of retail companies in connection with his service on the boards of a number of his firm’s past and current portfolio companies.

Mark Kelly is a director. Mark Kelly is an accomplished naval aviator, test pilot and astronaut. Since his retirement from the U.S. Navy in 2011, Mr. Kelly has been a consultant and entrepreneur. Since 2012, Mr. Kelly has been a consultant with SpaceX, a privately held company that designs, manufactures and launches advanced rockets and spacecraft. Since 2015, Mr. Kelly has been a director of Angel Med Flight, a private air ambulance company. Since 2014, Mr. Kelly has served on the board of advisors of General Fusion, a private company that is developing fusion power based on magnetized target fusion. In 2014, Mr. Kelly founded World View Enterprises, LLC, a private near-space exploration company. Mr. Kelly was employed by the U.S. Navy from 1986 until 2011. From 1996 until 2011, Mr. Kelly was on assignment from the U.S. Navy to the National Aeronautics and Space Administration (NASA), where he was an astronaut. Mr. Kelly has made four trips into space and has commanded both space shuttles Discovery and Endeavour. Mr. Kelly graduated from the U.S. Merchant Marine Academy and the Naval Post-Graduate School with degrees in marine and aeronautical engineering. Mr. Kelly was selected to serve on the board of directors due to his significant leadership and entrepreneurial experience.

G. Michael Stevens is a director. Mr. Stevens has served as the Senior Vice President and Chief Marketing Officer for the New York Giants since 2006, and from 2003 to 2006 served as the Senior Vice President of Sales & Marketing for the Washington Redskins. Mr. Stevens' prior experience includes key marketing executive roles at eBay Inc. and the National Basketball Association. Mr. Stevens has served as a board member of Remedy Analytics, an analytics technology company, since 2011 and MMAWC LLC, the owner and operator of the Mixed Martial Arts World Series of Fighting, since 2015. Mr. Stevens holds a Bachelor of Arts Degree from Hobart College, where he has served as a member of the Board of Trustees. Mr. Stevens was selected to serve on the board of directors due to his strategic and innovative leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mark Kelly and G. Michael Stevens, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Richard Handler, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Tilman J. Fertitta, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination unless we are required to do so.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of two co-chairmen of the board, a vice chairman of the board, a chief executive officer, one or more presidents, a chief financial officer, one or more vice presidents, one or more assistant vice presidents, a secretary, one or more assistant secretaries, a treasurer, one or more assistant treasurers and any such other officers as may be appointed in accordance with the provisions of our amended and restated bylaws.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include Tilman J. Fertitta, G. Michael Stevens and Mark Kelly. Mr. Kelly and Mr. Stevens are independent. Under NASDAQ rules, we have one year from the date of our initial public offering to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the closing of our initial public offering, at which time Mr. Fertitta will resign from the committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Fertitta qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Mr. Stevens serves as the Chairman of the Audit Committee.

The principal functions of the audit committee include:

■	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
■	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
■	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
■	setting clear hiring policies for employees or former employees of the independent auditors;
■	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
■	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
■	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
■	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board has established a compensation committee of our board of directors. The members of our compensation committee are Mark Kelly and G. Michael Stevens, and Mr. Kelly serves as chairman of the compensation committee.

The principal functions of the compensation committee include:

■	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
■	reviewing and approving the compensation of all of our other executive officers;
■	reviewing our executive compensation policies and plans;
■	implementing and administering our incentive compensation equity-based remuneration plans;
■	assisting management in complying with our proxy statement and annual report disclosure requirements;
■	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
■	producing a report on executive compensation to be included in our annual proxy statement; and
■	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The director who shall participate in the consideration and recommendation of director nominees is Mark Kelly. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, such director is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Fertitta, Scheinthal and Liem currently serve as members of the boards of directors of certain subsidiaries of Fertitta Entertainment, Inc., and Mr. Fertitta, who is currently a member of our board of directors, serves as an executive officer of these entities. Our other executive officers do not currently serve, and in the past year have not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We have previously filed a copy of our code of ethics and our audit committee and compensation committee charters as exhibits to the registration statement in connection with our public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;
■	the opportunity is within the corporation’s line of business; and
■	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our executive officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Tilman J. Fertitta	Fertitta Entertainment, Inc.	Dining, hospitality,	Sole Shareholder,
	and its affiliates and	Entertainment and	Chairman and Chief
	wholly-owned subsidiaries	Gaming company	Executive Officer

	Fertitta Entertainment	Private holding and	Sole Member and
	Holdings, LLC and its	gaming company	President
Affiliates and wholly-
owned subsidiaries

	Fertitta Hospitality, LLC	Dining and hospitality	Member and President
	and its affiliates and	company
wholly-owned subsidiaries

	Post Oak Motor Cars, LLC.	Bentley and Rolls Royce dealership	Member and President

Richard Handler	Leucadia National Corporation	Diversified holding	Director and Chief
	and its affiliates and wholly-	company	Executive Officer
owned subsidiaries

Richard H. Liem	Fertitta Entertainment, Inc. and	Dining, hospitality,	Executive Vice President
	its affiliates and wholly-owned subsidiaries	entertainment and gaming company	and Principal Accounting Officer

	Morton’s Restaurant Group, Inc.	Restaurant company	Treasurer and Vice President

	Fertitta Entertainment Holdings, LLC and its affiliates and wholly-owned subsidiaries	Private holding and gaming company	Vice President and Treasurer

Steven L. Scheinthal	Fertitta Entertainment, Inc. and its affiliates and wholly-owned subsidiaries	Dining, hospitality, entertainment and gaming company	Director, Executive Vice President and General Counsel

	Fertitta Entertainment Holdings, LLC and its affiliates and wholly-owned subsidiaries	Private holding and gaming company	Vice President and Secretary

	Fertitta Hospitality, LLC and its wholly-owned subsidiaries	Dining and hospitality company	V.P. and Secretary

	Post Oak Motor Cars, LLC.	Bentley and Rolls Royce dealership	V.P. and Secretary

Nicholas Daraviras	The Sheridan Group, Inc.	Journal, book and Magazine printing company	Director

	R&R Transportation	Freight, hauling and transportation company	Director

	Fiesta Restaurant Group	Restaurant operator and franchisor	Director

G. Michael Stevens	New York Giants	NFL Team	Senior Vice President and Chief Marking Officer

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a Business Combination opportunity which is suitable for any of the above entities or other entities to which he or she has then-current fiduciary duties or contractual obligations, he or she will honor his or her fiduciary duties or contractual obligations to present such Business Combination opportunity to such entity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially undermine our ability to complete our Business Combination.

Our Sponsors, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any similar blank check company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 24 months after the closing of the public offering.

Potential investors should also be aware of the following other potential conflicts of interest:

■	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

■	Our initial stockholders purchased founder shares and Sponsor Warrants. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our Business Combination. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of our public shares, and the Sponsor Warrants will expire worthless. Furthermore, the founder shares will not be transferable, assignable or salable until one year after the completion of our initial Business Combination or earlier if subsequent to our initial Business Combination, (i) the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Sponsor Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because Tilman J. Fertitta owns shares of common stock or warrants directly or indirectly through our FEI Sponsor (or may own such shares or warrants directly), Mr. Fertitta may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

■	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsors, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsors, officers or directors. In the event we seek to complete our initial Business Combination with an Business Combination target that is affiliated with our Sponsors, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA, that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsors or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. However, we will not be prohibited from engaging an affiliate of our Leucadia Sponsor or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. Further, we will also reimburse our FEI Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay directly for such services.

In the event that we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed, pursuant to written agreements with us, to vote their founder shares and any shares purchased during or after the offering in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Certificate of Incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on May 25, 2016, through the earlier of the consummation of a Business Combination or our liquidation, we pay monthly recurring expenses of $10,000 to FEI Sponsor for office space, secretarial and administrative services. Our Sponsors, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsors, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 30, 2017 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially own common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Sponsor Warrants as they are not exercisable within 60 days of March 30, 2017.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock
Fertitta Entertainment, Inc. (FEI Sponsor)(4)	3,125,000	(2)	10.0%
Leucadia National Corporation (Leucadia Sponsor)	3,763,561	(3)	12.0%
Tilman J. Fertitta(4)	3,125,000	(2)	10.0%
Richard Handler	-		-
Richard H. Liem	-		-
Steven L. Scheinthal	-		-
Nicholas Daraviras	-		-
Mark Kelly	-		-
G. Michael Stevens	-		-
All officers and directors as a group (seven individuals)	6,888,561		22.0%
Hudson Bay Capital Management, L.P.	2,000,000	(5)	6.4%
TD Asset Management Inc.	2,401,600	(6)	7.7%
Arrowgrass Capital Partners (US) LP	2,000,000	(7)	6.4%
Alyeska Investment Group, L.P.	2,000,000	(8)	6.4%

(1)	This table is based on 31,250,000 shares of common stock outstanding at March 30, 2017, of which 25,000,000 were Class A common stock and 6,250,000 were Class F common stock. Unless otherwise indicated, the business address of each of the entities, directors and officers in this table is 1510 West Loop South, Houston, Texas 77027.
(2)	The interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment.
(3)	According to a Schedule 13D filed on March 3, 2017 on behalf of Leucadia National Corporation, on behalf of itself and its controlled subsidiaries, the interests shown include 638,561 shares of the Company's Class A Common Stock and 3,125,000 shares of the Company's Class F Common Stock.
(4)	Tilman J. Fertitta owns and controls FEI Sponsor and has voting and dispositive control over the shares held by FEI Sponsor.
(5)	According to a Schedule 13G filed with the SEC on January 30, 2017 on behalf of Hudson Bay Capital Management, L.P. (the “Investment Manager”) and Sander Gerber (“Mr. Gerber”), each of the Investment Manager and Mr. Gerber holds shared voting and dispositive power with respect to 2,000,000 shares of the Company’s Class A common stock. The Investment Manager, which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities reported herein are held, may be deemed to be the beneficial owner of all Class A common stock held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of the Investment Manager and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, New York 10017.
(6)	According to a Schedule 13G filed with the SEC on February 10, 2017 on behalf of TD Asset Management, Inc. (“TDAM”) and TDAM USA Inc. (“TDAM USA”), TDAM individually beneficially owns 2,397,000 shares of the Company’s Class A common stock and TDAM USA individually beneficially owns 4,600 shares of the Company’s Class A Common Stock. Each of TDAM and TDAM USA are wholly-owned subsidiaries of TD Bank Financial Group. The business address of TDAM and TDAM USA is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2017 on behalf of Arrowgrass Capital Partners (US) LP (“ACP”) and Arrowgrass Capital Services (US) Inc. (“ACS”), each of ACP and ACS holds shared voting and dispositive power with respect to 2,000,000 shares of the Company’s Class A common stock. ACP serves as investment manager to Arrowgrass Master Funds, Ltd. and Arrowgrass Customised Solutions Limited (the “Arrowgrass Funds”), with respect to the shares of Class A common stock directly held by the Arrowgrass Funds. ACS serves as the general parter of ACP with respect to the Class A common stock directly held by the Arrowgrass Funds. The business address of ACP and ACS is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(8)	According to a Schedule 13G filed on February 14, 2017 on behalf of Alyeska Investment Group, L.P. (“AIGLP”), Alyeska Fund GP, LLC (“AFG”), Alyeska Fund 2 GP, LLC (“AF2”) and Anand Parekh (“Mr. Parekh”), each of which share beneficial ownership over the 2,000,000 shares of the Company’s Class A common stock reported herein. The business address for this shareholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

Our initial shareholders beneficially own, on an as-converted basis, 22% of our issued and outstanding common stock and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Certificate of Incorporations and approval of significant corporate transactions.

In 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company reclassified all of its issued and outstanding shares of common stock to Class F common stock (“Founders Shares”), and conducted a 1:7,187.5 stock split. On September 16, 2015, the Company issued 7,187,500 additional founder shares to the FEI Sponsor for $10,000. On October 1, 2015, the Company completed a 5:1 reverse stock split of the founder shares. On April 27, 2016, the Company conducted a 1:3 stock split, and on May 25, 2016, each of the Sponsors returned to the Company, at no cost, 718,750 Founders Shares (1,437,500 total shares), which were cancelled. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. Following these transactions, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding Founders Shares.

In connection with the consummation of the public offering, our Sponsors purchased an aggregate of 14,000,000 Sponsor Warrants at a price of $0.50 per warrant (a purchase price of $7,000,000) in a private placement. Each Sponsor Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per share.

Our Sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relations and Related Transactions, and Director Independence

We were incorporated in 2008 and in connection with our incorporation the Leucadia Sponsor purchased an aggregate of 1,000 shares of our common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, we reclassified all of our issued and outstanding shares of common stock as Class F common stock and conducted a 1:7,187.5 stock split for our founder shares, which increased the Leucadia Sponsor’s ownership to 7,187,500 founder shares. On September 16, 2015, we sold 7,187,500 founder shares (50% of the issued and outstanding shares) to the FEI Sponsor for $10,000. On October 1, 2015, we conducted a 5:1 reverse stock split for our founder shares. On April 27, 2016, we conducted a 1:3 stock split, resulting in our initial stockholders holding an aggregate of 6,250,000 founder shares. Following these transactions, each of our Sponsors owned 50% of the 6,250,000 issued and outstanding founder shares.

In connection with the consummation of the public offering, our Sponsors purchased an aggregate of 14,000,000 Sponsor Warrants at a price of $0.50 per warrant (a purchase price of $7,000,000) in a private placement. Each Sponsor Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial Business Combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors (other than our independent directors) becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an administrative services agreement with the FEI Sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 24 months, an affiliate of the FEI Sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities and secretarial support and will be entitled to be reimbursed for any out-of- pocket expenses.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsors, executive officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, we will not be prohibited from engaging an affiliate of the Leucadia Sponsor or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. In addition, these individuals will be reimbursed for any out-of- pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The terms of such loans by our officers and directors if any, have not been determined and no written agreements exist with respect to such loans.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended	For the Year ended
	December 31, 2016	December 31, 2015
Audit Fees (1)	$18,025	$-
Audit-Related Fees (2)	55,246	20,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$73,271	$20,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” as “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDCADIA HOLDINGS, INC.

By:
/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer and Co-Chairman
(principal executive officer)

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Title: Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: March 30, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tilman J. Fertitta and Richard H. Liem and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	March 30, 2017
Tilman J. Fertitta	(Principal Executive Officer)

/s/ Richard H. Liem	Chief Financial Officer and Vice President	March 30, 2017
Richard H. Liem	(Principal Financial and Accounting Officer)

/s/ Richard Handler	President and Co-Chairman	March 30, 2017
Richard Handler

/s/ Mark Kelly	Director	March 30, 2017
Mark Kelly

/s/ G. Michael Stevens	Director
G. Michael Stevens		March 30, 2017

Exhibit

Number	Description

3.1	Amended and Restated Certificate of Incorporation if the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

3.2	Second Amended and Restated Certificate of Incorporation if the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

3.3	By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

3.4	Form of Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.1	Specimen unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.4	Warrant Agreement, dated May 25, 2016, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.1(a)	Amended and Restated Promissory Note, dated April 27, 2016, issued to Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.1(b)	Second Amended and Restated Promissory Note, dated May 17, 2016, issued to Leucadia National Corporation (incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on May 19, 2016).

10.2(a)	Letter Agreement, dated May 25, 2016, by and among the Registrant, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, Leucadia National Corporation and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.2(b)	Letter Agreement, dated May 25, 2016, by and among the Registrant and Mark Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.2(c)	Letter Agreement, dated August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on August 23, 2016).

10.3	Investment Management Trust Agreement, dated May 25, 2016, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.4	Registration Rights Agreement, dated May 25, 2016, by and among the Registrant, Leucadia National Corporation and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.5	Administrative Services Agreement, dated May 25, 2016, by and between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.6	Securities Purchase Agreement, effective as of September 16, 2015, between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.7	Warrant Subscription Agreement, dated October 2, 2015, between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.8	Warrant Subscription Agreement, dated October 2, 2015, between the Registrant and Leucadia National Corporation (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.9	Indemnity Agreement, dated May 25, 2016, between the Registrant and Tilman J. Fertitta (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.10	Indemnity Agreement, dated May 25, 2016, between the Registrant and Richard Handler (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.11	Indemnity Agreement, dated May 25, 2016, between the Registrant and Richard H. Liem (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.12	Indemnity Agreement, dated May 25, 2016, between the Registrant and Steven L. Scheinthal (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.15	Indemnity Agreement, dated May 25, 2016, between the Registrant and Nicholas Daraviras (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.16	Indemnity Agreement, dated May 25, 2016, between the Registrant and Mark Kelly (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.17	Indemnification Agreement, dated as of August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on August 23, 2016).

14.1	Code of Ethics. (incorporated by reference to Exhibit 14 to the Registrant's Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

24.1	Power of Attorney (included on the signature pages herein).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

