Form 10-Q
period 2017-03-31
Landcadia Holdings, Inc.
filed 2017-05-12
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☒ Yes   ☐ No

As of May 11, 2017, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$877,452	$1,063,350
Prepaid expenses	126,576	153,699
Total current assets	1,004,028	1,217,049

Cash, cash equivalents, and accrued interest held in trust account	250,520,963	250,256,735
Total assets	$251,524,991	$251,473,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$159,625	$134,047
Accounts payable to affiliates	17,815	-
Total current liabilities	177,440	134,047

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	8,927,440	8,884,047

Class A common stock subject to possible redemption, 23,710,345 and 23,734,599 shares at redemption value of approximately $10.02 and $10.01, respectively	237,597,541	237,589,727

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,289,655 and 1,265,401 shares issued and outstanding (excluding 23,710,345 and 23,734,599 shares subject to possible redemption), respectively	129	127
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	5,007,865	5,015,681
Accumulated deficit	(8,609)	(16,423)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$251,524,991	$251,473,784

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Three months ended March 31,
	2017	2016
	(unaudited)

Expenses:
General and administrative expenses	$256,414	2,276
Loss from operations	(256,414)	(2,276)
Other income and expense:
Interest income	264,228	-

Income (loss) before taxes	$7,814	$(2,276)
Tax provision	-	-
Net income (loss)	$7,814	$(2,276)

Basic and diluted earnings (loss) per share:
Net earnings (loss) per share	$0.00	$(0.00)
Basic and diluted weighted average number of shares	7,523,755	7,500,000

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Three months ended March 31,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$7,814	$(2,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(264,228)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	27,123	-
Increase (decrease) in accounts payable and accrued liabilities	25,578	(3,768)
Increase (decrease) in accounts payable to affiliates	17,815	-
Net cash used in operating activities	(185,898)	(6,044)

Net decrease in cash and cash equivalents	(185,898)	(6,044)
Cash and cash equivalents at beginning of period	1,063,350	10,845
Cash and cash equivalents at end of period	$877,452	$4,801

Non-cash financing activities:
Change in value of common shares subject to possible conversion	$(7,816)	$-

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

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity through March 31, 2017 relates to the Company’s initial public offering (the “public offering”) and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc., a Texas corporation, (the “FEI Sponsor”) and Leucadia National Corporation, a New York corporation, (the “Leucadia Sponsor”, and together with FEI Sponsor, the “Sponsors”). The FEI Sponsor is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

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

The Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, other than the withdrawal of interest to pay income taxes and franchise taxes if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock (“public shares”) included in the units sold in the public offering properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the public offering; or (iii) the redemption of 100% of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the public offering.

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

If the Company holds a stockholder vote in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such public shares are recorded at redemption value and classified as temporary equity following completion of the public offering (“Redeemable Shares”), in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB, ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per public share ($250,000,000 held in the Trust Account divided by 25,000,000 public shares). For further information regarding the Redeemable Shares, see Note 3.

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

Pursuant to the letter agreements reference above, the Initial Stockholders also agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, the Initial Stockholders will vote their founders shares (as defined below) and any public shares purchased during or after the public offering in favor of the Business Combination.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A- “Expenses of Offering”. Offering costs of approximately $654,840, consisted of costs incurred in connection with the preparation of the public offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the public offering. For further discussion on underwriting commissions see Notes 4 and 5.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the three months ended March 31, 2017, since such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted earnings per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the period ending March 31, 2017 and 2016, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings per share is the same as basic earnings per share for all periods presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through May 11, 2017, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

As of March 31, 2017 and December 31, 2016 each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

Redeemable Shares

The Company has issued 25,000,000 shares of Class A common stock. All of the shares of Class A common stock sold as part of the public offering contain a redemption feature as defined in the public offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Certificate of Incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

As of March 31, 2017 and December 31, 2016, 23,710,345 and 23,734,599 public shares, respectively, were recorded as redeemable shares, classified outside of permanent equity, and 1,289,655 and 1,265,401, respectively, were classified as Class A common stock.

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

Founders shares

The founders shares are identical to the public shares included in the units sold in the public offering except that the founders shares are subject to certain transfer restrictions and the holders of the founders shares will have the right to elect all of the Company’s directors prior to the Business Combination. The initial stockholders collectively own 22% of the Company’s issued and outstanding shares after the public offering.

The initial stockholders have agreed not to transfer, assign or sell any of their founders shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (“Lock Up Period”).

The founders shares will automatically convert into public shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the prospectus relating to the public offering. In the case that additional public shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the public offering and related to the closing of the Business Combination, the ratio at which the founders shares shall convert into public shares will be adjusted so that the number of public shares issuable upon conversion of all founders shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the public offering plus all public shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the sponsor warrants (as defined below).

Public Units

As a result of the public offering, Jefferies LLC, an affiliate of the Leucadia Sponsor, owns 638,561 public units which consist of one share of Class A common stock and one public warrant.

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

Accounts Receivable/Payable to Affiliates

Accounts receivable/payable to affiliates are comprised of advances for organizational and other formation costs to be reimbursed to the Sponsors. As of March 31, 2017, the Company owed $17,815 to the FEI Sponsor for administrative fees. As of December 31, 2016 there were no outstanding affiliate accounts.

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

Liquidity and Capital Resources

On June 1, 2016 we consummated a $250,000,000 public offering consisting of 25,000,000 units at a price of $10.00 per unit (“unit”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant. Simultaneously, with the closing of the public offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“private placement”) at a price of $0.50 per warrant. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the public offering and private placement was placed into a trust account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to Sponsors and deferred offering and formation costs.

As of March 31, 2017, we had an unrestricted cash balance of $877,452 as well as cash and accrued interest held in trust of $250,520,963. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Further, our sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender, identical to the sponsor warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to our public offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended March 31, 2017, we had net income of $7,814 related to interest income from the Trust Account offset by general and administrative costs of $226,414 and management fees to related parties of $30,000. For the three months ended March 31, 2016 we had a net loss of $2,276.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as defined in the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting periods. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2017 and December 31, 2016, there were 25,000,000 public shares, of which 23,710,345 and 23,734,599 were recorded as Redeemable shares, classified outside of permanent equity, and 1,289,655 and 1,265,401 were classified as Class A common stock, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

As of March 31, 2017, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We were incorporated in 2008 and in connection with our incorporation the Leucadia Sponsor purchased an aggregate of 1,000 shares of our common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, we reclassified all of our issued and outstanding shares of common stock as Class F common stock and conducted a 1:7,187.5 stock split for our founders shares, which increased the Leucadia Sponsor's ownership to 7,187,500 founders shares. On September 16, 2015, we sold 7,187,500 founders shares (50% of the issued and outstanding shares) to the FEI Sponsor for $10,000. On October 1, 2015, we conducted a 5:1 reverse stock split for the founders shares. On April 27, 2016, we conducted a 1:3 stock split, resulting in our initial stockholders holding an aggregate of 8,625,000 founders shares. On May 25, 2016, each of the Sponsors returned to us, at no cost, 718,750 founders shares, which we cancelled. Following these transactions, each of the Sponsors owned 50% of the 7,187,500 issued and outstanding founders shares. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. Simultaneously with the closing of the public offering, the Sponsors purchased an aggregate of 14,000,000 sponsor warrants at a price of $0.50 per warrant ($7,000,000 in the aggregate) in the private placement. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 25, 2016, our registration statement on Form S-1 (File No. 333-210980) was declared effective by the SEC for the public offering pursuant to which we sold an aggregate of 25,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $250,000,000, with each unit consisting of one share of the Company’s Class A common stock and one public warrant. Each public warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Jefferies LLC, Deutsche Bank Securities Inc. and Ladenburg Thalmann & Co., Inc. acted as underwriters. The public offering was consummated on June 1, 2016.

Net proceeds of $250,000,000 from the public offering and the private placement, including deferred underwriting discounts of $8,750,000, are held in the Trust Account at March 31, 2017. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. No payments were made by us to directors, officers or persons owning ten percent or more of the shares of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC.

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

Dated: May 12, 2017

