Form 10-Q
period 2017-06-30
Landcadia Holdings, Inc.
filed 2017-08-11
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☒ Yes   ☐ No

As of August 10, 2017, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$769,148	$1,063,350
Prepaid expenses	99,150	153,699
Total current assets	868,298	1,217,049

Cash, cash equivalents, and accrued interest held in trust account	250,900,525	250,256,735
Total assets	$251,768,823	$251,473,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$199,420	$134,047
Total current liabilities	199,420	134,047

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	8,949,420	8,884,047

Class A common stock subject to possible redemption, 23,696,582 and 23,734,599 shares at redemption value of approximately $10.04 and $10.01, respectively	237,819,393	237,589,727

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,303,418 and 1,265,401 shares issued and outstanding (excluding 23,696,582 and 23,734,599 shares subject to possible redemption), respectively	130	127
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	4,786,012	5,015,681
Retained earnings (accumulated deficit)	213,243	(16,423)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$251,768,823	$251,473,784

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$33,704	33,965	$290,118	36,241
Loss from operations	(33,704)	(33,965)	(290,118)	(36,241)
Other income:
Interest income	379,562	93	643,790	93

Income (loss) before taxes	345,858	(33,872)	353,672	(36,148)
Tax provision	(124,006)	-	(124,006)	-
Net income (loss)	$221,852	$(33,872)	$229,666	$(36,148)

Basic and diluted earnings (loss) per share:
Net earnings (loss) per share	$0.03	$(0.00)	$0.03	$(0.00)
Basic and diluted weighted average number of shares	7,544,192	7,497,643	7,534,030	7,498,815

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Six months ended June 30,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$229,666	$(36,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(643,790)	(93)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	54,549	(209,150)
Increase (decrease) in accounts payable and accrued liabilities	65,373	173,773
Increase (decrease) in accounts payable to affiliates	-	(1,700)
Net cash used in operating activities	(294,202)	(73,318)

Cash flows from investing activities:
Trust account deposit	-	(250,000,000)
Net cash from investing activities	-	(250,000,000)

Cash flows from financing activities:
Proceeds from public offering	-	250,000,000
Proceeds from sale of private placement warrants	-	7,000,000
Payment of underwriting discounts	-	(5,000,000)
Payment of offering costs	-	(564,837)
Net cash from financing activities	-	251,435,163

Net decrease (increase) in cash and cash equivalents	(294,202)	1,361,845
Cash and cash equivalents at beginning of period	1,063,350	10,845
Cash and cash equivalents at end of period	$769,148	$1,372,690

Non-cash financing activities:
Change in value of common shares subject to possible conversion	$(229,669)	$-
Deferred undrwriting commissions	$-	$8,750,000
Forfeiture of Class F shares	$-	$238
Accrued offering costs	$-	$90,003

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

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity through June 30, 2017 relates to the Company’s initial public offering (the “public offering”) and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

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

Pursuant to the letter agreements referenced above, the Initial Stockholders also agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, the Initial Stockholders will vote their founders shares (as defined below) and any public shares purchased during or after the public offering in favor of the Business Combination.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the three and six months ended June 30, 2017, since such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted earnings per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the period ending June 30, 2017 and 2016, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings per share is the same as basic earnings per share for all periods presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

The effective tax rate for the six months ended June 30, 2017 was 35.1%. The Company did not record a provision for income taxes in the six months ended June 30, 2016 due to net operating losses incurred.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through August 10, 2017, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

As of June 30, 2017 and December 31, 2016, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

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

As of June 30, 2017 and December 31, 2016, 23,696,582 and 23,734,599 public shares, respectively, were recorded as redeemable shares, classified outside of permanent equity, and, 1,303,418 and 1,265,401, respectively, were classified as Class A common stock.

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

Underwriting Commissions

The Company paid an underwriting discount of $5,000,000 ($0.20 per unit sold) to the underwriters at the closing of the public offering, with an additional fee (“deferred discount”) of $8,750,000 ($0.35 per unit sold) payable upon the Company’s completion of the Business Combination. The deferred discount will be forfeited by the underwriters in the event that the Company is unable to complete a Business Combination and the subsequent liquidation of the Trust account as described elsewhere herein. See Note 5 for further information on underwriting commissions.

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

The founders shares will automatically convert into public shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the prospectus relating to the public offering. In the case that additional public shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the public offering and related to the closing of the Business Combination, the ratio at which the founders shares shall convert into public shares will be adjusted so that the number of public shares issuable upon conversion of all founders shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the public offering plus all public shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the sponsor warrants (as defined below). In no event will the founders shares convert into shares of Class A common stock at a ratio that is less than one-for-one.

Public Units

As a result of the public offering, Jefferies LLC, an affiliate of the Leucadia Sponsor, owns 638,561 units which consist of one share of Class A common stock and one public warrant.

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

Each sponsor warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per one-half share. The sponsor warrants (including the Class A common stock issuable upon exercise of the sponsor warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers of the sponsor warrants or their permitted transferees, the sponsor warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the public offering. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the sponsor warrants issued to the Sponsors will expire worthless.

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

As of June 30, 2017, we had an unrestricted cash balance of $769,148 as well as cash and accrued interest held in trust of $250,900,525. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Further, our sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender, identical to the sponsor warrants.

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

For the three months ended June 30, 2017 and 2016, respectively, we had net income of $221,852 compared to a net loss of $33,872. For the six months ended June 30, 2017 and 2016, respectively, we had net income of $229,666 compared to a net loss of $36,148. Because our initial public offering closed on June 1, 2016, only one month of interest income from the Trust Account was reflected in the prior year results. Favorable interest rates have increased earnings on the Trust Assets in the three and six months ended June 30, 2017.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2017 and December 31, 2016, there were 25,000,000 public shares, of which 23,696,582 and 23,734,599 were recorded as Redeemable Shares, classified outside of permanent equity, with 1,303,418 and 1,265,401 classified as Class A common stock, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

As of June 30, 2017, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Net proceeds of $250,000,000 from the public offering and the private placement, including deferred underwriting discounts of $8,750,000, are held in the Trust Account at June 30, 2017. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC.

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

Dated: August 11, 2017

