Form 10-Q
period 2017-09-30
Landcadia Holdings, Inc.
filed 2017-11-14
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

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

As of November 13, 2017, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$675,706	$1,063,350
Prepaid expenses	71,425	153,699
Total current assets	747,131	1,217,049

Cash, cash equivalents, and accrued interest held in trust account	251,440,708	250,256,735
Total assets	$252,187,839	$251,473,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$349,318	$134,047
Total current liabilities	349,318	134,047

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	9,099,318	8,884,047

Class A common stock subject to possible redemption, 23,672,431 and 23,734,599 shares at redemption value of approximately $10.06 and $10.01, respectively	238,088,511	237,589,727

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,327,569 and 1,265,401 shares issued and outstanding (excluding 23,672,431 and 23,734,599 shares subject to possible redemption), respectively	133	127
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	4,516,891	5,015,681
Retained earnings (accumulated deficit)	482,361	(16,423)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$252,187,839	$251,473,784

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$125,757	$75,188	$415,875	$111,429
Loss from operations	(125,757)	(75,188)	(415,875)	(111,429)
Other income:
Interest income	540,183	107,281	1,183,973	107,374

Income (loss) before taxes	414,426	32,093	768,098	(4,055)
Tax provision	(145,308)	-	(269,314)	-
Net income (loss)	$269,118	$32,093	$498,784	$(4,055)

Basic and diluted loss per share:
Loss available to common shares	$(0.01)	$(0.01)	$(0.05)	$(0.01)
Basic and diluted weighted average number of shares	7,561,293	7,496,470	7,543,218	7,498,025

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$498,784	$(4,055)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(1,183,973)	(107,374)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	82,274	(181,425)
Increase (decrease) in accounts payable and accrued liabilities	215,271	166,088
Increase (decrease) in receivable/payable to affiliates	-	(11,700)
Net cash used in operating activities	(387,644)	(138,466)

Cash flows from investing activities:
Trust account deposit	-	(250,000,000)
Net cash from investing activities	-	(250,000,000)

Cash flows from financing activities:
Proceeds from public offering	-	250,000,000
Proceeds from sale of private placement warrants	-	7,000,000
Payment of underwriting discounts	-	(5,000,000)
Payment of offering costs	-	(622,183)
Payment of affiliate notes payable	-	(27,750)
Net cash from financing activities	-	251,350,067

Net (decrease) increase in cash and cash equivalents	(387,644)	1,211,601
Cash and cash equivalents at beginning of period	1,063,350	10,845
Cash and cash equivalents at end of period	$675,706	$1,222,446

Non-cash financing activities:
Change in value of common shares subject to possible conversion	$498,784	$-
Deferred underwriting commissions	$-	$8,750,000
Forfeiture of Class F shares	$-	$238
Accrued offering costs	$-	$4,907

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

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity through September 30, 2017 relates to the Company’s initial public offering (the “public offering”) and search for a Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2017 and 2016. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine month periods ending September 30, 2017 and 2016, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
		(revised)		(revised)
Net income (loss)	$269,118	$32,093	$498,784	$(4,055)
Less: Income attributable to common stock subject to possible redemption	(373,906)	(101,912)	(866,088)	(102,000)
Net loss available to common shares	$(104,788)	$(69,819)	$(367,304)	$(106,055)

Basic and diluted weighted average number of shares	7,561,293	7,496,470	7,543,218	7,498,025

Basic and diluted loss available to common shares	$(0.01)	$(0.01)	$(0.05)	$(0.01)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

The effective tax rate for the nine months ended September 30, 2017 was 35.1%. The Company did not record a provision for income taxes in the nine months ended September 30, 2016 due to net operating losses incurred.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through November 13, 2017, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

3.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

As of September 30, 2017 and December 31, 2016, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

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

As of September 30, 2017 and December 31, 2016, 23,672,431 and 23,734,599 public shares, respectively, were recorded as redeemable shares, classified outside of permanent equity, and, 1,327,569 and 1,265,401, respectively, were classified as Class A common stock.

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

As of September 30, 2017, we had an unrestricted cash balance of $675,706 as well as cash and accrued interest held in trust of $251,440,708. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender, identical to the sponsor warrants.

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

For the three months ended September 30, 2017 and 2016, respectively, we had net income of $269,118 compared to $32,093. For the nine months ended September 30, 2017 and 2016, respectively, we had net income of $498,784 compared to a net loss of $4,055. Favorable interest rates have increased earnings on the Trust Assets in the three and nine months ended September 30, 2017 as compared to the same periods in prior year.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At September 30, 2017 and December 31, 2016, there were 25,000,000 public shares, of which 23,672,431 and 23,734,599 were recorded as Redeemable Shares, classified outside of permanent equity, with 1,327,569 and 1,265,401 classified as Class A common stock, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

As of September 30, 2017, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2017, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Net proceeds of $250,000,000 from the public offering and the private placement, including deferred underwriting discounts of $8,750,000, are held in the Trust Account at September 30, 2017. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC.

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

Dated: November 14, 2017

