Form 10-K
period 2017-12-31
Landcadia Holdings, Inc.
filed 2018-03-12
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant to purchase Common Stock	Nasdaq Capital Market
Common Stock, $0.0001 par value	Nasdaq Capital Market
Warrants to purchase one-half of one share of Common Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act. ☐Yes   ☒No

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
☒Yes   ☐No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $246,537,763 based upon the market price of $10.12 per share on June 30, 2017, excluding units held by directors and executive officers. As of March 7, 2018, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANDCADIA HOLDINGS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

On June 1, 2016, we consummated our initial public offering (the “public offering”) of 25,000,000 units at a price of $10.00 per unit (the “units”), generating total proceeds of $250,000,000. Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value (“public shares”) and one redeemable common stock purchase warrant (each, a “public warrant”). Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Simultaneously with the consummation of the public offering, our Sponsors purchased an aggregate of 14,000,000 warrants, at a price of $0.50 per warrant, each exercisable to purchase one-half of one share of common stock at a price of $11.50 per share (the “sponsor warrants”), in a private placement (the “private placement”), generating total proceeds of $7,000,000. The sponsor warrants are identical to the public warrants sold as part of the units in the public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,750,000 in underwriting discounts and commissions, which will be payable upon consummation of our initial Business Combination if consummated) and approximately $655,000 in expenses relating to the public offering, approximately $1,000,000 of the net proceeds of the public offering and private placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2017, there was $252,054,977 in investments and cash held in the Trust Account and $571,748 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2017, no funds had been withdrawn from the Trust Account to pay taxes. We have a current tax liability of $448,099 related to trust earnings offset by losses from operations.

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

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the initial public offering in favor of our initial Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, and any public shares they may hold in connection with the consummation of the Business Combination.

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

Facilities

We currently maintain our executive offices at 1510 West Loop South, Houston, Texas 77027. The cost for this space is included in the $10,000 per month fee that we pay our FEI Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

If we seek stockholder approval of our initial Business Combination, our Sponsors and our officers and directors have agreed, pursuant to written agreements with us, to vote any public shares purchased during or after the offering in favor of our initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Sponsors agree to vote its founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our Sponsors have agreed, pursuant to written agreements with us, to vote their founder shares, as well as any public shares purchased in or after our public offering, in favor of our initial Business Combination. In addition, our officers and directors have also agreed, pursuant to written agreements with us, to vote any public shares purchased in or after our public offering in favor of our initial Business Combination. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsors, officers and directors agreed to vote their founder shares and public shares, as applicable, in accordance with the majority of the votes cast by our public stockholders. As of December 31, 2017 our Sponsors collectively owned 6,250,000 founder shares and 638,561 public shares.

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

On January 2, 2018, we received a letter from the staff of Nasdaq’s Listing Qualifications Department notifying us that we no longer complied with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2016. On February 12, 2018, we submitted our plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On February 23, 2018, Nasdaq granted us an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2018, to regain compliance. In the event we do not satisfy the terms of the extension, Nasdaq will notify us that our securities will be delisted. At that time, we will have the opportunity to appeal the determination to a Hearings Panel. If we timely appeal, our securities would remain listed pending such decision. There can be no assurance that, if we do appeal, such appeal would be successful.

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

On December 31, 2017 the funds available to us outside of the Trust Account were $571,748, which will be used to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our liquidation of our public shares, and our warrants will expire worthless.

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

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2017, there were 155,500,000 and 13,750,000 authorized but unissued shares of Class A common stock and Class F common stock, respectively, available for issuance and, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment. As of December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with or key man insurance on the life of any of our executive officers or directors. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. Our executive officers and directors intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that Messrs. Fertitta, Handler or any of our other executive officers or directors devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our executive officers and directors are now, and all of them will likely in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, will likely have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Although none of our executive officers or directors are currently associated with other blank check companies, certain of them are now, and all of them will likely in the future become, affiliated with entities, including, among others, blank check companies or public and private companies, private equity funds, venture capital funds, hedge funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they then owe fiduciary duties or contractual obligations. Accordingly, they will likely have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully complete our initial Business Combination. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Our Sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our Sponsors, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our letter agreements with our Sponsors, directors and officers may be amended without stockholder approval.

Our letter agreements with our Sponsors, directors and officers contain provisions relating to transfer restrictions of our founder shares and Sponsor Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. These letter agreements may be amended without stockholder approval. While we do not expect our board to approve any amendment to these agreements prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to these agreements. Any such amendments to the letter agreements would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as promulgated by the IASB, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including but not limited to, if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1510 West Loop South Houston, Texas 77027. Our executive offices are provided to us by our FEI Sponsor. We have agreed to pay our FEI Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We believe, based on rents and fees for similar services, that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

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

The following table sets forth, for the periods indicated, the reported high and low sales price for our common stock, warrants, and units.

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2017:	High	Low	High	Low	High	Low
1st Quarter	$10.56	$9.78	$0.74	$0.60	$10.95	$10.25
2nd Quarter	$10.58	$9.90	$1.02	$0.66	$10.93	$10.38
3rd Quarter	$11.00	$9.99	$0.80	$0.68	$10.96	$10.40
4th Quarter	$10.20	$9.89	$0.78	$0.59	$10.90	$10.52

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2016:	High	Low	High	Low	High	Low
2nd Quarter (1)	$-	$-	$-	$-	$10.29	$9.95
3rd Quarter (2)	$9.85	$9.65	$0.59	$0.50	$12.28	$10.00
4th Quarter	$9.82	$9.73	$0.75	$0.55	$10.89	$10.10

(1)	Beginning on May 26, 2016 with respect to LCAHU.
(2)	Beginning on July 21, 2016 with respect to LCA and LCAHW.

Holders

As of March 5, 2018 there was one holder of record of our separately traded Class A common stock, three holders of record of our separately traded warrants, and one holder of record of our units.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our units from May 26, 2016 (the first day on which our units began trading) through December 31, 2017 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and Nasdaq. The graph assumes $100 invested on May 26, 2016 in each of our units and the three indices presented.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with our financial statements and accompanying notes to these financial statements. This historical information is no indicative of future results.

	2017	2016	2015	2014	2013

Statement of Operations:
General and administrative expenses	$480,303	$261,353	$11,905	$-	$-
Net income (loss)	$869,840	$(4,518)	$(11,905)	$-	$-
Basic and diluted loss available to common shares	$(0.05)	$(0.03)	$(0.00)	$-	$-

Statement of Cash Flows:
Net cash used in operating activities	$(491,602)	$(297,562)	$(155)	$-	$-
Net cash used in investing activities	$-	$(250,000,000)	$-	$-	$-
Net cash provided by financing activities	$-	$251,350,067	$11,000	$-	$-

Balance Sheet:
Cash	$571,748	$1,063,350	$10,845	$-	$-
Working capital (deficit) (1)	$602,699	$1,083,002	$(323,655)	$-	$-
Total assets	$252,670,423	$251,473,784	$333,595	$-	$-
Total liabilities	$9,210,846	$8,884,047	$334,500	$-	$-
Equity (deficit)	$5,000,010	$5,000,010	$(905)	$-	$-

(1) Assumes tax liability paid by trust account.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar Business Combination with one or more businesses. We consummated our initial public offering (“public offering”) on June 1, 2016 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and private placement of warrants as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

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

As of December 31, 2017, we had an unrestricted cash balance of $571,748 held outside of the Trust Account as well as cash and accrued interest held in the Trust Account of $252,054,977. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender, identical to the Sponsor Warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. Our activities for the year ended December 31, 2017 relate to our ongoing business expenses and costs associated with locating a suitable Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses consist of legal, financial reporting, accounting, and auditing compliance as a result of being a public company. We may incur increased expenses as we more actively pursue a Business Combination.

For the year ended December 31, 2017, we had net income of $869,840 related to general and administrative expense of $360,303 and management fees to related parties of $120,000 offset by interest income of $1,798,242 from the Trust Account. For the year ended December 31, 2016, we had a net loss of $4,518 related to general and administrative costs of $191,253 and management fees to related parties of $70,000 offset by interest income of $256,735 from the Trust Account. Our expenses were negligible prior to completing our public offering on June 1, 2016, therefore 2016 represents seven months of activity as a public company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

As of December 31, 2017, we did not have any long-term debt, capital, purchase or operating lease obligations or other long-term liabilities. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as defined in the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital. At December 31, 2017, there were 25,000,000 public shares, of which 23,651,543 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,348,457 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, we were not subject to any market or interest rate risk. To date, our efforts have been limited to organizational activities and activities relating to the public offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2017, the net proceeds from our public offering and the sale of the Sponsor Warrants held in the Trust Account were comprised entirely of cash. On June 1, 2016 we invested the funds held in the Trust Account in U.S. government securities meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in direct U.S. government treasury obligations. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2017, $252,054,977 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the closing of our public offering, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

At December 31, 2017, we have not engaged in any hedging activities. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Landcadia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landcadia Holdings Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY 10017
March 12, 2018

Landcadia Holdings, inc.

(formerly, leucadia development corporation)

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

Current assets:
Cash	$571,748	$1,063,350
Prepaid expenses	43,698	153,699
Total current assets	615,446	1,217,049

Cash, cash equivalents, and accrued interest held in trust account	252,054,977	250,256,735
Total assets	$252,670,423	$251,473,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$460,846	$134,047
Total current liabilities	460,846	134,047

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	9,210,846	8,884,047

Class A common stock subject to possible redemption, 23,651,543 and 23,734,599 shares at redemption value of approximately $10.08 and $10.01, respectively	238,459,567	237,589,727

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,348,457 and 1,265,401 shares issued and outstanding (excluding 23,651,543 and 23,734,599 shares subject to possible redemption), respectively	135	127
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	4,145,833	5,015,681
Retained earnings (accumulated deficit)	853,417	(16,423)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$252,670,423	$251,473,784

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(Formerly, Leucadia development corporation)

Statements of Operations

	Year ended December 31,
	2017	2016	2015

Expenses:
General and administrative expenses	$480,303	$261,253	$11,905
Loss from operations	(480,303)	(261,253)	(11,905)
Other income:
Interest income	1,798,242	256,735	-

Income (loss) before taxes	1,317,939	(4,518)	(11,905)
Tax provision	(448,099)	-	-
Net income (loss)	$869,840	$(4,518)	$(11,905)

Basic and diluted loss per share:
Loss per share available to common shares	$(0.05)	$(0.03)	$(0.00)
Basic and diluted weighted average number of shares	7,553,650	7,500,028	4,852,335

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Changes in Stockholder’s Equity

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained earnings (Accumulated	Note receivable,
	Shares	Amount	Shares	Amount	Capital	deficit)	affiliates	Total
Balance, December 31, 2014	-	$-	4,312,500	$431	$569	$-	$(1,000)	$-
Class F shares issued	-	-	4,312,500	432	9,568	-	-	10,000
Payment of affiliate note receivable	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(11,905)	-	(11,905)
Balance, December 31, 2015	-	$-	8,625,000	$863	$10,137	$(11,905)	$-	$(905)
Sponsors warrants issued	-	-	-	-	7,000,000	-	-	7,000,000
Class A shares issued	25,000,000	2,500	-	-	249,997,500	-	-	250,000,000
Underwriters commissions and offering costs	-	-	-	-	(14,404,840)	-	-	(14,404,840)
Shares returned	-	-	(2,375,000)	(238)	238	-	-	-
Class A shares subject to redemption	(23,734,599)	(2,373)	-	-	(237,587,354)	-	-	(237,589,727)
Net loss	-	-	-	-	-	(4,518)	-	(4,518)
Balance, December 31, 2016	1,265,401	$127	6,250,000	$625	$5,015,681	$(16,423)	$-	$5,000,010
Net income	-	-	-	-	-	869,840	-	869,840
Change in class A shares subject to redemption	83,056	8	-	-	(869,848)	-	-	(869,840)
Balance, December 31, 2017	1,348,457	$135	6,250,000	$625	$4,145,833	$853,417	$-	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

(formerly, leucadia development corporation)

Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$869,840	$(4,518)	$(11,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(1,798,242)	(256,735)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	110,001	(153,699)	-
Increase (decrease) in accounts payable and accrued liabilities	326,799	124,790	4,350
Increase (decrease) in receivable/payable to affiliates	-	(7,400)	7,400
Net cash used in operating activities	(491,602)	(297,562)	(155)

Cash flows from investing activities:
Trust account deposit	-	(250,000,000)	-
Net cash from investing activities	-	(250,000,000)	-

Cash flows from financing activities:
Proceeds from public offering	-	250,000,000	-
Proceeds from sale of private placement warrants	-	7,000,000	-
Proceeds from sale of common stock to sponsor	-	-	10,000
Payment of underwriting discounts	-	(5,000,000)	-
Payment of offering costs	-	(622,183)	-
Payment of affiliate notes payable	-	(27,750)	1,000
Net cash from financing activities	-	251,350,067	11,000

Net (decrease) increase in cash and cash equivalents	(491,602)	1,052,505	10,845
Cash and cash equivalents at beginning of period	1,063,350	10,845	-
Cash and cash equivalents at end of period	$571,748	$1,063,350	$10,845

Non-cash financing activities:
Change in value of common shares subject to possible conversion	$869,840	$9,437	$-
Initial classification of common shares subject to possible conversion	$-	$237,580,290	$-
Deferred undrwriting commissions	$-	$8,750,000	$-
Accrued offering costs	$-	$4,907	$322,750

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

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination (the “Business Combination”) with one or more operating businesses. All activity for the year ended December 31, 2017 relates to the Company’s ongoing business expenses and costs associated with locating a suitable Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

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

Going Concern Consideration

The Company has until June 1, 2018 to complete our initial Business Combination. If we are unable to complete our initial Business Combination by June 1, 2018 we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition if the Company fails to complete its Business Combination by June 1, 2018, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

We are actively pursuing targets to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination which will increase costs as we approach our June 1, 2018 deadline. On December 31, 2017 the funds available to us outside of the Trust Account were $571,748, which will be used to fund our working capital requirements. If we are required to seek additional capital to meet working capital requirements, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our liquidation of our public shares, and our warrants will expire worthless.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

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

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the years ended December 31, 2017, 2016 and 2015. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per common share is calculated by including any incremental shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the years ended December 31, 2017, 2016 and 2015, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, “Earnings Per Share”, the earnings per share calculation reflects the effect of the stock splits as discussed in Note 3, for all periods presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. The enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

See Note 7 for further information.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through March 7, 2018, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements. The Company has concluded that all such events have been recognized or disclosed in the financial statements.

On January 2, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 12, 2018, we submitted our plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On February 23, 2018, Nasdaq granted us an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2018, to regain compliance. In the event we do not satisfy the terms of the extension, Nasdaq will notify us that our securities will be delisted. At that time, we will have the opportunity to appeal the determination to a Hearings Panel. If we timely appeal, our securities would remain listed pending such decision. There can be no assurance that, if we do appeal, such appeal would be successful.

3.	Stockholders’ Equity

In 2008, the Leucadia Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, the Company increased the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A common stock at par value $0.0001 per share; 20,000,000 shares are Class F common stock at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

On September 15, 2015, the Company reclassified all of its issued and outstanding shares of common stock to Class F common stock (“Founders Shares”), and conducted a 1:7,187.5 stock split. On September 16, 2015, the Company issued 7,187,500 additional founder shares to the FEI Sponsor for $10,000. On October 1, 2015, the Company completed a 5:1 reverse stock split of the founder shares. On April 27, 2016, the Company conducted a 1:3 stock split, and on May 25, 2016, each of the Sponsors returned to the Company, at no cost, 718,750 Founders Shares (1,437,500 total shares), which were cancelled. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited an aggregate of 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. The financial statements reflect the changes of the splits retroactively for all periods presented. Following these transactions, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding Founders Shares and the Company had $11,000 of invested capital, or $0.0018 per share prior to the offering and private placement.

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

At December 31, 2017, there were 25,000,000 public shares, of which 23,651,543 were recorded as Redeemable Shares, classified outside of permanent equity, and 1,348,457 were classified as Class A common stock. At December 31, 2016, of the 25,000,000 public shares, 23,734,599 were recorded as Redeemable Shares, and 1,265,401 were classifies as Class A common stock.

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

6.	Loss Per Common Share

A reconciliation of the numerators and denominators for the basic and diluted per common share amounts is as follows:

	Year ended December 31,
	2017	2016	2015

Numerator:
Net income (loss) - basic and diluted	$869,840	$(4,518)	$(11,905)
Less: Income attributable to common stock subject to possible redemption	(1,277,241)	(243,740)	-
Net loss available to common shares	$(407,401)	$(248,258)	$(11,905)

Denominator:
Weighted average shares - basic	7,553,650	7,500,028	4,852,335
Warrants	-	-	-
Weighted average shares - diluted	7,553,650	7,500,028	4,852,335

Basic and diluted loss per common share:
Net loss available to common shares	$(0.05)	$(0.03)	$(0.00)

All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the years December 31, 2017 and 2016, see Note 3.

7.	Income Taxes

Our income tax liability $448,099 is included in Accounts payable and accrued liabilities.

A reconciliation of the income tax expense (benefit) is as follows:

	Year ended December 31,
	2017	2016	2015
Current income taxes	$442,515	$-	$-
Deferred income taxes	11,623	(1,563)	(4,476)
Total expense (benefit)	$454,138	$(1,563)	$(4,476)
Change in valuation allowance	(6,039)	1,563	4,476
Income tax expense (benefit)	$448,099	$-	$-

The Company’s deferred tax assets are as follows:

	Year ended December 31,
	2017	2016
Deferred tax asset:
Net operating loss carryforward	$-	$6,039
Total deferred tax asset	$-	$6,039
Valuation allowance	-	(6,039)
Deferred tax asset, net of current allowance	$-	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Statutory rate	34.4%	-31.0%	-34.0%
Other business tax credit	0.0%	0.0%	0.0%
State income tax, net of federal tax benefit	0.0%	-3.6%	-3.6%
Change in valuation allowance on deferred tax asset	-0.4%	34.6%	37.6%
Total	34.0%	0.0%	0.0%

8.	Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2017 and 2016 is as follows:

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

General and administrative expenses	$256,414	$33,704	$125,757	$64,428
Net income (loss)	$7,814	$221,852	$269,118	$371,056
Basic and diluted earnings (loss) available to common shares	$(0.03)	$(0.00)	$(0.01)	$(0.01)

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

General and administrative expenses	$2,276	$33,965	$75,188	$149,824
Net income (loss)	$(2,276)	$(33,872)	$32,093	$(463)
Basic and diluted earnings (loss) available to common shares	0.00	$(0.00)	$(0.01)	$(0.02)

Schedule II Valuation of Qualifying Accounts

Description	Balance at Beginning of Period	Charges (credits) to expense	Charges (credits) to other accounts	Write-offs	Balance at End of Period

Deferred tax valuation allowance:
December 31, 2017	$(6,039)	$6,039	$-	$-	$-
December 31, 2016	$(4,476)	$(1,563)	$-	$-	$(6,039)
December 31, 2015	$-	$(4,476)	$-	$-	$(4,476)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2017 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Tilman J. Fertitta	60	Co-Chairman and Chief Executive Officer
Richard Handler	56	Co-Chairman and President
Richard H. Liem	64	Vice President and Chief Financial Officer
Steven L. Scheinthal	56	Vice President, General Counsel and Secretary
Nicholas Daraviras	44	Vice President, Acquisitions
Mark Kelly	54	Director
G. Michael Stevens	58	Director
Michael Chadwick	66	Director

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

Richard H. Liem has been our Vice President and Chief Financial Officer since September 15, 2015. Mr. Liem has been Treasurer and Vice President at Morton’s Restaurant Group, Inc. since February 1, 2012. Mr. Liem has been the Chief Financial Officer and Controller of Landry’s Restaurants Inc. since June 11, 2004 and serves as its Executive Vice President and Principal Accounting Officer. Mr. Liem serves as Chief Financial Officer and Senior Vice President of Golden Nugget Inc. (formerly Poster Financial Group Inc.), a subsidiary of Landry’s Restaurants, Inc. He serves as Executive Vice President and Chief Financial Officer of McCormick & Schmick’s Seafood Restaurants, Inc. Mr. Liem served as Interim Chief Financial Officer of Landry’s Restaurants Inc. and also served as its Senior Vice President of Finance from June 2004 to May 2007. He joined Landry’s Restaurants Inc. in 1999 as the Vice President of Accounting. Mr. Liem joined Landry’s Restaurants Inc. from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been Director of McCormick & Schmick’s Seafood Restaurants, Inc. since January 3, 2012. He has been a director of Landry’s Restaurants Inc. since 2009. He serves as a director of Golden Nugget Inc. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989.

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

G. Michael Stevens is a director. Mr. Stevens has served as the Senior Vice President and Chief Market Officer for the New York Giants since 2006, and from 2003 to 2006 served as the Senior Vice President of Sales & Marketing for the Washington Redskins. Mr. Stevens' prior experience includes key marketing executive roles at eBay Inc. and the National Basketball Association. Mr. Stevens has served as a board member of Remedy Analytics, an analytics technology company, since 2011. Mr. Stevens holds a Bachelor of Arts Degree from Hobart College, where he has served as a member of the Board of Trustees. Mr. Stevens was selected to serve on the board of directors due to his strategic and innovative leadership experience.

Michael Chadwick is a director. Mr. Chadwick has been in the commercial, investment and merchant banking businesses since 1975. Since Jun 2017, he has been operating as an independent contractor serving as Managing Director and Principal of SLCA Capital, LLC, a registered broker dealer and member of FINRA and SIPC. Mr. Chadwick has arranged private and public debt and equity capital, and has provided financial advisory services relating to merger and acquisition activity, for numerous public and privately held companies across a broad spectrum of industries for over 40 years. Mr. Chadwick was most recently a Managing Director of Shoreline Capital Advisors, Inc. from 2011 to 2017. He was a Managing Director at Growth Capital Partners, LP during 2010. From 1994 through 2009, Mr. Chadwick was a Senior Vice President and Managing Director of Sanders Morris Harris Group, Inc. (SMHG), which at that time was the largest investment banking firm headquartered in the Southwest. Prior to SMHG, Mr. Chadwick in 1988 co-founded Chadwick, Chambers and Associates, Inc., an investment and merchant banking boutique specializing in providing traditional corporate finance services and, in select situations, sponsoring financial transactions as principal. Mr. Chadwick has served on numerous boards of directors of both private and public companies, including services as the chairman of the audit committee of Landry’s Inc. when it was a public company. Presently he serves on the Board of Moody-Price, LLC and the audit committee for the Golden Nugget Atlantic City, as well as on the Board of Trustees of the Harris County Hospital District Foundation.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mark Kelly and G. Michael Stevens, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Richard Handler and Michael Chadwick, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Tilman J. Fertitta, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination unless we are required to do so.

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

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include G. Michael Stevens, Mark Kelly and Michael Chadwick. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. All three members are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Chadwick qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Mr. Chadwick serves as the Chairman of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Tilman J. Fertitta	Fertitta Entertainment, Inc. and its affiliates and wholly-owned subsidiaries	Dining, hospitality, Entertainment and Gaming company	Sole Shareholder, Chairman and Chief Executive Officer

	Fertitta Entertainment Holdings, LLC and its Affiliates and wholly-owned subsidiaries	Private holding and gaming company	Sole Member and President

	Fertitta Hospitality, LLC and its affiliates and wholly-owned subsidiaries	Dining and hospitality company	Member and President

Richard Handler	Leucadia National Corporation and its affiliates and wholly-owned subsidiaries	Diversified holding company	Director and Chief Executive Officer

Richard H. Liem	Fertitta Entertainment, Inc. and its affiliates and wholly-owned subsidiaries	Dining, hospitality, entertainment and gaming company	Executive Vice President and Principal Accounting Officer

	Morton’s Restaurant Group, Inc.	Restaurant company	Treasurer and Vice President

	Fertitta Entertainment Holdings, LLC and its affiliates and wholly-owned subsidiaries	Private holding and gaming company	Vice President and Treasurer

Steven L. Scheinthal	Fertitta Entertainment, Inc. and its affiliates and wholly-owned subsidiaries	Dining, hospitality, entertainment and gaming company	Director, Executive Vice President and General Counsel

	Fertitta Entertainment Holdings, LLC and its affiliates and wholly-owned subsidiaries	Private holding and gaming company	Vice President and Secretary

	Fertitta Hospitality, LLC and its wholly-owned subsidiaries	Dining and hospitality company	Secretary

Nicholas Daraviras	The Sheridan Group, Inc.	Journal, book and Magazine printing company	Director

	R&R Transportation	Freight, hauling and transportation company	Director

	Fiesta Restaurant Group	Restaurant operator and franchisor	Director

G. Michael Stevens	New York Giants	NFL Team	Senior Vice President and Chief Marking Officer

Michael Chadwick	SLCA Capital, LLC	Investment banking services	Managing Director

Accordingly, if any of the above executive officers or directors becomes aware of a Business Combination opportunity which is suitable for any of the above entities or other entities to which he or she has then-current fiduciary duties or contractual obligations, he or she will honor his or her fiduciary duties or contractual obligations to present such Business Combination opportunity to such entity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially undermine our ability to complete our Business Combination.

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

Potential investors should also be aware of the following other potential conflicts of interest:

■	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

■	Our initial stockholders purchased founder shares and Sponsor Warrants. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our Business Combination. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of our public shares, and the Sponsor Warrants will expire worthless. Furthermore, the founder shares will not be transferable, assignable or salable until one year after the completion of our initial Business Combination or earlier if subsequent to our initial Business Combination, (i) the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Sponsor Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because Tilman J. Fertitta will own shares of common stock or warrants directly or indirectly through our FEI Sponsor (or may own such shares or warrants directly), Mr. Fertitta may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

■	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

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

The following table sets forth information available to us at March 7, 2018 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially own common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Sponsor Warrants as they are not exercisable within 60 days of March 7, 2018.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock
Fertitta Entertainment, Inc. (FEI Sponsor)(4)	3,125,000	(2)	10.0%
Leucadia National Corporation (Leucadia Sponsor)	3,763,561	(3)	12.0%
Tilman J. Fertitta(4)	3,125,000	(2)	10.0%
Richard Handler	-		-
Richard H. Liem	-		-
Steven L. Scheinthal	-		-
Nicholas Daraviras	-		-
Mark Kelly	-		-
Michael S. Chadwick	-		-
G. Michael Stevens	-		-
All officers and directors as a group (eight individuals)	6,888,561		22.0%
Hudson Bay Capital Management, L.P.	2,000,000	(5)	6.4%
Arrowgrass Capital Partners (US) LP	2,000,000	(6)	6.4%
Alyeska Investment Group, L.P.	2,000,000	(7)	6.4%
Polar Asset Management Partners Inc.	2,427,821	(8)	7.8%

(1)	This table is based on 31,250,000 shares of common stock outstanding at March 7, 2018, of which 25,000,000 were Class A common stock and 6,250,000 were Class F common stock. Unless otherwise indicated, the business address of each of the entities, directors and officers in this table is 1510 West Loop South, Houston, Texas 77027.
(2)	The interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment.
(3)	According to a Schedule 13D filed on March 3, 2017 on behalf of Leucadia National Corporation, on behalf of itself and its controlled subsidiaries, the interests shown include 638,561 shares of the Company's Class A Common Stock and 3,125,000 shares of the Company's Class F Common Stock.
(4)	Tilman J. Fertitta owns and controls FEI Sponsor and has voting and dispositive control over the shares held by FEI Sponsor.
(5)	According to a Schedule 13G filed with the SEC on January 30, 2017 on behalf of Hudson Bay Capital Management, L.P. (the “Investment Manager”) and Sander Gerber (“Mr. Gerber”), each of the Investment Manager and Mr. Gerber holds shared voting and dispositive power with respect to 2,000,000 shares of the Company’s Class A common stock. The Investment Manager, which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities reported herein are held, may be deemed to be the beneficial owner of all Class A common stock held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of the Investment Manager and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, New York 10017.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2017 on behalf of Arrowgrass Capital Partners (US) LP (“ACP”) and Arrowgrass Capital Services (US) Inc. (“ACS”), each of ACP and ACS holds shared voting and dispositive power with respect to 2,000,000 shares of the Company’s Class A common stock. ACP serves as investment manager to Arrowgrass Master Funds, Ltd. and Arrowgrass Customised Solutions Limited (the “Arrowgrass Funds”), with respect to the shares of Class A common stock directly held by the Arrowgrass Funds. ACS serves as the general parter of ACP with respect to the Class A common stock directly held by the Arrowgrass Funds. The business address of ACP and ACS is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(7)	According to a Schedule 13G filed on February 14, 2017 on behalf of Alyeska Investment Group, L.P. (“AIGLP”), Alyeska Fund GP, LLC (“AFG”), Alyeska Fund 2 GP, LLC (“AF2”) and Anand Parekh (“Mr. Parekh”), each of which share beneficial ownership over the 2,000,000 shares of the Company’s Class A common stock reported herein. The business address for this shareholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(8)	Based on information contained in Schedule 13G/A filed on February 9, 2018, Polar Asset Management Partners Inc. holds sole voting and dispositive power with respect to 2,427,821 shares of the Company’s Class A common stock. Polar Asset Management Partners Inc. is a company incorporated under the laws of Ontario, Canada, and serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the Class A common stock directly held by the Polar Vehicles. The address of the business office of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Related Party Policy

Prior to the consummation of our Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Kelly, Chadwick and Stevens are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended	For the Year ended
	December 31, 2017	December 31, 2016
Audit Fees (1)	$52,015	$18,025
Audit-Related Fees (2)	$-	$55,246
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$52,015	$73,271

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

Dated: March 12, 2018

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

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	March 12, 2018
Tilman J. Fertitta	(Principal Executive Officer)

/s/ Richard H. Liem	Chief Financial Officer and Vice President	March 12, 2018
Richard H. Liem	(Principal Financial and Accounting Officer)

/s/ Richard Handler	President and Co-Chairman	March 12, 2018
Richard Handler

/s/ Mark Kelly	Director	March 12, 2018
Mark Kelly

/s/ G. Michael Stevens	Director	March 12, 2018
G. Michael Stevens

/s/ Michael Chadwick	Director	March 12, 2018
Michael Chadwick

Exhibit

Number	Description
3.1	Amended and Restated Certificate of Incorporation if the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

3.2	Second Amended and Restated Certificate of Incorporation if the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

3.3	By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

3.4	Form of Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.1	Specimen unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

4.4	Warrant Agreement, dated May 25, 2016, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.1(a)	Amended and Restated Promissory Note, dated April 27, 2016, issued to Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.1(b)	Second Amended and Restated Promissory Note, dated May 17, 2016, issued to Leucadia National Corporation (incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on May 19, 2016).

10.2(a)	Letter Agreement, dated May 25, 2016, by and among the Registrant, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, Leucadia National Corporation and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.2(b)	Letter Agreement, dated May 25, 2016, by and among the Registrant and Mark Kelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.2(c)	Letter Agreement, dated August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on August 23, 2016).

10.2(d)	Letter Agreement, dated May 8, 2017, by and between the Company and Michael S. Chadwick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on May 10, 2017).

10.3	Investment Management Trust Agreement, dated May 25, 2016, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.4	Registration Rights Agreement, dated May 25, 2016, by and among the Registrant, Leucadia National Corporation and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.5	Administrative Services Agreement, dated May 25, 2016, by and between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.6	Securities Purchase Agreement, effective as of September 16, 2015, between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.7	Warrant Subscription Agreement, dated October 2, 2015, between the Registrant and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.8	Warrant Subscription Agreement, dated October 2, 2015, between the Registrant and Leucadia National Corporation (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

10.9	Indemnity Agreement, dated May 25, 2016, between the Registrant and Tilman J. Fertitta (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.10	Indemnity Agreement, dated May 25, 2016, between the Registrant and Richard Handler (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.11	Indemnity Agreement, dated May 25, 2016, between the Registrant and Richard H. Liem (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.12	Indemnity Agreement, dated May 25, 2016, between the Registrant and Steven L. Scheinthal (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.13	Indemnity Agreement, dated May 25, 2016, between the Registrant and Nicholas Daraviras (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.14	Indemnity Agreement, dated May 25, 2016, between the Registrant and Mark Kelly (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on June 1, 2016).

10.15	Indemnity Agreement, dated as of August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on August 23, 2016).

10.16	Indemnity Agreement, dated as of May 8, 2017, by and between the Company and Michael S. Chadwick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37788), filed with the SEC on May 10, 2017).

14.1	Code of Ethics. (incorporated by reference to Exhibit 14 to the Registrant's Registration Statement on Form S-1 (File No. 333-210980), filed with the SEC on April 28, 2016).

24.1	Power of Attorney (included on the signature pages herein).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

