Form 10-Q
period 2018-03-31
Landcadia Holdings, Inc.
filed 2018-05-10
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Landcadia Holdings, Inc.

(Exact name of registrant as specified in its charter)

001-37788

(Commission File Number)

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South, Houston, Texas 77027

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

☒ Yes  ☐ No

As of May 9, 2018, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 25,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$444,724	$571,748
Prepaid expenses	17,071	43,698
Total current assets	461,795	615,446

Cash, cash equivalents, and accrued interest held in trust account	252,845,063	252,054,977
Total assets	$253,306,858	$252,670,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$89,636	$12,747
Income tax payable	554,742	448,099
Total current liabilities	644,378	460,846

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	9,394,378	9,210,846

Class A common stock subject to possible redemption, 23,622,418 and 23,651,543 shares at redemption value of approximately $10.11 and $10.08, respectively	238,912,470	238,459,567

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,377,582 and 1,348,457 shares issued and outstanding (excluding 23,622,418 and 23,651,543 shares subject to possible redemption), respectively	138	135
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	3,692,927	4,145,833
Retained earnings	1,306,320	853,417
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$253,306,858	$252,670,423

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Statements of Operations

	Three months ended March 31,
	2018	2017
	(unaudited)

Expenses:
General and administrative expenses	$230,540	$256,414
Loss from operations	(230,540)	(256,414)
Other income:
Interest income	790,086	264,228

Income before taxes	559,546	7,814
Tax provision	(106,643)	-
Net income	$452,903	$7,814

Basic and diluted loss per share:
Loss per share available to common shares	$(0.03)	$(0.03)
Basic and diluted weighted average number of shares	7,608,489	7,523,755

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Statements of Cash Flows

	Three months ended March 31,
	2018	2017
	(unaudited)

Cash flows from operating activities:
Net income	$452,903	$7,814
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(790,086)	(264,228)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	26,627	27,123
Increase (decrease) in accounts payable and accrued liabilities	76,889	25,578
Increase (decrease) in income taxes payable	106,643	-
Increase (decrease) in receivable/payable to affiliates	-	17,815
Net cash used in operating activities	(127,024)	(185,898)

Net (decrease) increase in cash and cash equivalents	(127,024)	(185,898)
Cash and cash equivalents at beginning of period	571,748	1,063,350
Cash and cash equivalents at end of period	$444,724	$877,452

Non-cash financing activities:
Change in value of common shares subject to possible conversion	$452,903	$7,814

The accompany notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Notes to Financial Statements

1.	Nature of Business

Business

Landcadia Holdings, Inc., a Delaware corporation (the “Company”), was incorporated on November 19, 2008 as Leucadia Development Corporation, and changed its name to Landcadia Holdings, Inc. on September 15, 2015. The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, is subject to all the risks associated with emerging growth companies.

The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity for the quarter ending March 31, 2018 relates to the Company’s ongoing business expenses and costs associated with locating a suitable Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

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

The Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock (“public shares”) included in the units sold in the public offering properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the public offering; or (iii) the redemption of 100% of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the public offering.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A,- “Expenses of Offering”. Offering costs of approximately $654,840, consisted of costs incurred in connection with the preparation of the public offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the public offering. For further discussion on underwriting commissions see Notes 4 and 5.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,
	March 31,
	2018	2017

Net income	$452,903	$7,814
Less: Income attributable to common stock subject to possible redemption	(645,783)	(250,597)
Net loss available to common shares	$(192,880)	$(242,783)

Basic and diluted weighted average number of shares	7,608,489	7,523,755

Basic and diluted loss available to common shares	$(0.03)	$(0.03)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

The effective tax rate for the three months ended March 31, 2018 was 19.0%. The Company did not record a provision for income taxes in the three months ended March 31, 2017 due to immateriality.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through May 9, 2018, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements.

In April 2018, the Company paid income taxes of $442,833 from the funds available in the Trust Account.

3.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

As of March 31, 2018 and December 31, 2017, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

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

As of March 31, 2018 and December 31, 2017, 23,622,418 and 23,651,543 public shares, respectively, were recorded as redeemable shares, classified outside of permanent equity; and, 1,377,582 and 1,348,457 public shares, respectively, were classified as Class A common stock.

For further information on the founders shares and sponsor warrants, see Note 5.

4.	Public Offering

Public Units

In the public offering, the Company sold 25,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable warrant (each a “public warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination covering the Class A common stock underlying the public warrants. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the public offering. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the public warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of public warrants issued in connection with the units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per public warrant; (iii) upon not less than 30 days prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the public shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the public warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $5,000,000 ($0.20 per unit sold) to the underwriters at the closing of the public offering, with an additional fee (“deferred discount”) of $8,750,000 ($0.35 per unit sold) payable upon the Company’s completion of the Business Combination. The deferred discount will be forfeited by the underwriters in the event that the Company is unable to complete the Business Combination and the subsequent liquidation of the Trust Account as described elsewhere herein. See Note 5 for further information on underwriting commissions.

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

Underwriting Commissions

The Leucadia Sponsor is an affiliate of Jefferies LLC, an underwriter of the public offering, and beneficially owns 50% of the founders shares. Jefferies LLC received an underwriting discount of $2,125,000 at the closing of the public offering, with an additional deferred discount of $3,718,750 payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated our initial public offering (“public offering”) on June 1, 2016 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

The Company’s co-sponsors are Fertitta Entertainment, Inc. and Leucadia National Corporation. Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer, is the sole shareholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc., and Richard Handler, the Company’s Co-Chairman and President, is the Chief Executive Officer of Leucadia National Corporation.

Liquidity and Capital Resources

On June 1, 2016 we consummated a $250,000,000 public offering consisting of 25,000,000 units at a price of $10.00 per unit (“unit”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable common stock purchase warrant. Simultaneously, with the closing of the public offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“private placement”) at a price of $0.50 per warrant. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the public offering and private placement was placed into a trust account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to our Sponsors and deferred offering and formation costs.

As of March 31, 2018, we had an unrestricted cash balance of $444,724 as well as cash and accrued interest held in trust of $252,845,063. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three months ended March 31, 2018 and 2017, we had net income of $452,903 and $7,814, respectively. Favorable interest rates have increased earnings on the Trust Account assets in the three months ended March 31, 2018 as compared to the same period in prior year.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2018 and December 31, 2017, there were 25,000,000 public shares issued and outstanding, of which 23,622,418 and 23,651,543, respectively, were recorded as Redeemable Shares, classified outside of permanent equity, and 1,377,582 and 1,348,457, respectively, classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

As of March 31, 2018, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2018, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Net proceeds of $250,000,000 from the public offering and the private placement, including deferred underwriting discounts of $8,750,000, are held in the Trust Account at March 31, 2018. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC.

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
17

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

Dated: May 10, 2018

