Form 10-Q
period 2018-06-30
Landcadia Holdings, Inc.
filed 2018-08-09
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☒Yes    ☐No

As of August 8, 2018, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 23,278,841 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

CONSOLIDATED Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$227,941	$571,748
Prepaid expenses	13,514	43,698
Total current assets	241,455	615,446

Cash, cash equivalents, and accrued interest held in trust account	235,813,316	252,054,977
Total assets	$236,054,771	$252,670,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$52,643	$12,747
Income tax payable	270,962	448,099
Total current liabilities	323,605	460,846

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	9,073,605	9,210,846

Class A common stock subject to possible redemption, 21,913,368 and 23,651,543 shares at redemption value of approximately $10.13 and $10.08, respectively	221,981,156	238,459,567

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,365,473 and 1,348,457 shares issued and outstanding (excluding 21,913,368 and 23,651,543 shares subject to possible redemption), respectively	137	135
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	3,203,818	4,145,833
Retained earnings	1,795,430	853,417
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$236,054,771	$252,670,423

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

CONSOLIDATED Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$183,348	$33,704	$413,888	$290,118
Loss from operations	(183,348)	(33,704)	(413,888)	(290,118)
Other income:
Interest income	831,511	379,562	1,621,597	643,790

Income before taxes	648,163	345,858	1,207,709	353,672
Tax provision	(159,053)	(124,006)	(265,696)	(124,006)
Net income	$489,110	$221,852	$942,013	$229,666

Basic and diluted loss per share:
Loss per share available to common shares	$(0.02)	(0.00)	$(0.04)	$(0.03)
Basic and diluted weighted average number of shares	7,623,457	7,544,192	7,616,014	7,534,030

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

CONSOLIDATED Statements of Cash Flows

	Six months ended June 30,
	2018	2017
	(unaudited)

Cash flows from operating activities:
Net income	$942,013	$229,666
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(1,621,597)	(643,790)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	30,184	54,549
Increase (decrease) in accounts payable and accrued liabilities	39,897	65,373
Increase (decrease) in income taxes payable	(177,137)	-
Net cash used in operating activities	(786,640)	(294,202)

Cash flows from investing activities:
Cash provided by trust for redeemed shares and tax payments	17,863,258	-
Net cash from investing activities	17,863,258	-

Cash flows used in financing activities:
Payment for redeemed shares	(17,420,425)	-
Net cash used in financing activities	(17,420,425)	-

Net decrease in cash and cash equivalents	(343,807)	(294,202)
Cash and cash equivalents at beginning of period	571,748	1,063,350
Cash and cash equivalents at end of period.	$227,941	$769,148

Supplemental information:
Cash paid for taxes	$442,833	-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$942,013	$229,666

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Notes to CONSOLIDATED Financial Statements

1.	Nature of Business

Business

Landcadia Holdings, Inc., a Delaware corporation (the “Company”), was incorporated on November 19, 2008 as Leucadia Development Corporation, and changed its name to Landcadia Holdings, Inc. on September 15, 2015. The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, is subject to all the risks associated with emerging growth companies. The Company has not had any significant operations to date. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity for the quarter ending June 30, 2018 relates to the Company’s ongoing business expenses and costs associated with locating a suitable Business Combination. There is no assurance that its plans to consummate a Business Combination will be successful within the target business acquisition period, as described herein.

On May 16, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Landcadia Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Waitr Incorporated, a Louisiana corporation (“Waitr”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Waitr will merge with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned direct subsidiary of the Company (the transactions contemplated by the Merger Agreement, the “Waitr Business Combination”). Upon the consummation of the Waitr Business Combination, the Company intends to change its name to Waitr Holdings Inc. and is expected to continue to trade on The Nasdaq Stock Market (“Nasdaq”). Waitr, founded in 2013 and based in Lake Charles, Louisiana, is a leader in on-demand food ordering and delivery. Its platform connects local restaurants to diners in underserved markets. For more information about the Merger Agreement, see Note 6.

On May 30, 2018, the Company held a special meeting in lieu of annual meeting of stockholders at which the Company’s stockholders approved an extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018 (the “Extension”). The Company requested the Extension in order to complete the Waitr Business Combination.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc., a Texas corporation, (the “FEI Sponsor”), and Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), a New York corporation (the “JFG Sponsor”, and together with FEI Sponsor, the “Sponsors”). The FEI Sponsor is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The registration statement for the Company’s public offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 25, 2016. The Company intends to finance its Business Combination in part with proceeds from the $250,000,000 public offering and the $7,000,000 private placement of sponsor warrants (“private placement”), see Notes 4 and 5. Upon the closing of the public offering and the private placement, on June 1, 2016, $250,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of June 30, 2018, $235,813,316 remained in the Trust Account to be used for the Business Combination.

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

The Company’s second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), included in the units sold in the public offering (“public shares”) properly tendered in connection with a stockholder vote to amend the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination by December 14, 2018; or (iii) the redemption of 100% of the public shares if the Company is unable to complete the Business Combination by December 14, 2018.

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

The Company, after signing a definitive agreement for the Business Combination, is required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely at its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

The Company has until December 14, 2018 to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest (less taxes payable and up to $50,000 of such net interest to pay dissolution expenses), and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and certain persons who received unregistered shares of Class F common stock of the Company (the ‘‘Initial Stockholders’’) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their shares of Class F common stock; however, if the Initial Stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the public offering, they will be entitled to a pro rata share of the Trust Account in respect of such shares of Class A common stock upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the public offering.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of Landcadia Holding, Inc., and all subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs of approximately $654,840, consisted of costs incurred in connection with the preparation of the public offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the public offering. For further discussion on underwriting commissions see Notes 4 and 5.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$489,110	$221,852	$942,013	$229,666
Less: Income attributable to common stock subject to possible redemption	(633,013)	(242,232)	(1,276,368)	(492,684)
Net loss available to common shares	$(143,903)	$(20,380)	$(334,355)	$(263,018)

Basic and diluted weighted average number of shares	7,623,457	7,544,192	7,616,014	7,534,030

Basic and diluted loss available to common shares	$(0.02)	$(0.00)	$(0.04)	$(0.03)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

The effective tax rate for the six months ended June 30, 2018 and 2017 was 22.0% and 35.1%, respectively.

Subsequent Events

We have evaluated subsequent events to determine if events or transactions occurring through August 8, 2018, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements.

3.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

As of June 30, 2018 and December 31, 2017, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

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

On May 30, 2018, the Company’s stockholders approved the Extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018. The Company requested the Extension in order to complete the Waitr Business Combination. In connection with the Extension, 1,721,159 shares were redeemed, for a total value of $17,420,425. At June 30, 2018 and December 31, 2017, there were 23,278,841 and 25,000,000, respectively, shares of Class A common stock issued and outstanding.

As of June 30, 2018 and December 31, 2017, the Company classified 21,913,368 and 23,651,543 public shares, respectively, as redeemable shares, classified outside of permanent equity, and, 1,365,473 and 1,348,457 public shares, respectively, as Class A common stock.

For further information on the founders shares and sponsor warrants, see Note 5.

4.	Public Offering

Public Units

In the public offering, the Company sold 25,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable warrant (each a “public warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination covering the Class A common stock underlying the public warrants. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share). No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the public offering. However, if the Company does not complete the Business Combination on or prior to December 14, 2018, the public warrants will expire at such time. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of public warrants issued in connection with the units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per public warrant; (iii) upon not less than 30 days prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the public shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the public warrant holders.

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

Founders Shares

The founders shares are identical to the public shares included in the units sold in the public offering except that the founders shares are subject to certain transfer restrictions and the holders of the founders shares will have the right to elect all of the Company’s directors prior to the Business Combination. The Initial Stockholders collectively own 23% of the Company’s issued and outstanding shares after the public offering.

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

The founders shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the prospectus relating to the public offering. In the case that additional shares of common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the public offering and related to the closing of the Business Combination, the ratio at which the founders shares shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founders shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the public offering plus all additional shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the sponsor warrants (as defined below). In no event will the founders shares convert into shares of Class A common stock at a ratio that is less than one-for-one.

Public Units

As a result of the public offering, Jefferies LLC, an affiliate of the JFG Sponsor, owns 638,561 units which consist of one share of Class A common stock and one public warrant.

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

Underwriting Commissions

The JFG Sponsor is an affiliate of Jefferies LLC, an underwriter of the public offering, and beneficially owns 50% of the founders shares. Jefferies LLC received an underwriting discount of $2,125,000 at the closing of the public offering, with an additional deferred discount of $3,718,750 payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company is required to pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

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

6.	The Merger Agreement

On May 16, 2018, the Company entered into the Merger Agreement with Merger Sub and Waitr, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Waitr will merge with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned direct subsidiary of the Company. Upon the consummation of the Waitr Business Combination, the Company will change its name to Waitr Holdings Inc.

Merger Consideration

The aggregate consideration for the Waitr Business Combination will be comprised of $300.0 million payable in the form of cash and shares of the Company’s common stock valued at $10.00 per share, plus approximately $8.0 million payable in the form of Company stock options to be issued to holders of options to purchase Waitr shares that are unvested, outstanding and unexercised as of immediately prior to the effective time of the Business Combination (the “Effective Time”).

The cash portion of the consideration will be an aggregate amount equal to the sum of (i) $50.0 million (the “Minimum Cash Consideration Amount”) plus (ii) an additional cash amount, if any, not to exceed $25.0 million, which together with the Minimum Cash Consideration Amount will not exceed a maximum of $75.0 million (the “Cash Consideration”). The remainder of $300.0 million less the Cash Consideration will be paid in the form of shares of the Company’s common stock valued at $10.00 per share (the “Stock Consideration”). In addition, all options to purchase Waitr shares that are unvested, outstanding and unexercised as of immediately prior to the Effective Time, valued at approximately $8.0 million, will be assumed by the Company.

Representations, Warranties and Covenants

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of Waitr during the period between execution of the Merger Agreement and the completion of the Waitr Business Combination. The Company and Waitr have each agreed to use commercially reasonable efforts to cause the Waitr Business Combination to be consummated.

Conditions to Closing

The closing of the Waitr Business Combination is subject to certain conditions, including, among others, (i) approval by the Company’s stockholders of the Extension, (ii) approval by the Company’s stockholders of the Merger Agreement, the Waitr Business Combination and certain other actions related thereto, (iii) approval by Waitr’s stockholders of the Waitr Business Combination, (iv) approval of the listing of the Company’s common stock to be issued in connection with the Waitr Business Combination on Nasdaq, (v) completion of any redemptions of shares by the Company’s stockholders in connection with the Waitr Business Combination, (vi) delivery of lockup agreements from each stockholder of Waitr receiving Stock Consideration pursuant to the Merger Agreement and from the Company’s founders with respect to their private placement warrants, (vii) delivery by the Company of evidence that after the closing of the Waitr Business Combination, the Company will have at least $75.0 million in cash or investments in government securities or money market funds that invest only in direct United States Treasury obligations, and (viii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

 Termination

The Merger Agreement may be terminated by the Company and Waitr under certain circumstances, including, among others, (i) by mutual written consent of the Company and Waitr, (ii) by the Company or Waitr if the closing of the Waitr Business Combination has not occurred on or prior to November 30, 2018 for any reason other than delay and/or non-performance of the party seeking such termination, (iii) by the Company or Waitr if the Company’s stockholders do not approve the Extension, (iv) by the Company or Waitr if the Company’s stockholders do not approve the Merger Agreement, (v) by Waitr if there exists any Nasdaq listing rule deficiency that causes a de-listing of the Company from Nasdaq prior to the closing of the Waitr Business Combination and (vi) by Waitr if the aggregate dollar amount of any shares redeemed by the Company’s stockholders in connection with the Extension and the Waitr Business Combination equals or exceeds an amount that would cause (x) the combined company to fail to maintain a minimum cash balance of at least $75 million at closing or (y) Waitr’s stockholders to receive an aggregate amount of Cash Consideration less than the Minimum Cash Consideration Amount.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated our initial public offering (“public offering”) on June 1, 2016 and on May 16, 2018 announced we have entered into a definitive merger agreement with Waitr Incorporated, a Louisiana corporation (“Waitr”). All activity for the quarter ending June 30, 2018 relates to the Company’s ongoing business expenses and costs associated with our Business Combination.

On May 16, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Landcadia Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Waitr, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Waitr will merge with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned direct subsidiary of the Company (the transactions contemplated by the Merger Agreement, the “Waitr Business Combination”). Upon the consummation of the Waitr Business Combination, the Company intends to change its name to Waitr Holdings Inc. and is expected to continue to trade on The Nasdaq Stock Market. Waitr, founded in 2013 and based in Lake Charles, Louisiana, is a leader in on-demand food ordering and delivery. Its platform connects local restaurants to diners in underserved markets.

The aggregate consideration for the Waitr Business Combination will be comprised of $300.0 million payable in the form of cash and shares of the Company’s common stock valued at $10.00 per share, plus approximately $8.0 million payable in the form of Company stock options to be issued to holders of options to purchase Waitr shares that are unvested, outstanding and unexercised as of immediately prior to the effective time of the Business Combination (the “Effective Time”).

The cash portion of the consideration will be an aggregate amount equal to the sum of (i) $50.0 million (the “Minimum Cash Consideration Amount”) plus (ii) an additional cash amount, if any, not to exceed $25.0 million, which, together with the Minimum Cash Consideration Amount, will not exceed a maximum of $75.0 million (the “Cash Consideration”). The remainder of $300.0 million less the Cash Consideration will be paid in the form of shares of the Company’s common stock valued at $10.00 per share (the “Stock Consideration”). In addition, all options to purchase Waitr shares that are unvested, outstanding and unexercised as of immediately prior to the Effective Time, valued at approximately $8.0 million, will be assumed by the Company.

On May 30, 2018, the Company’s stockholders approved an extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018 (the “Extension”). The Company requested the extension in order to complete the Waitr Business Combination.

The Company’s co-sponsors are Fertitta Entertainment, Inc. (“FEI Sponsor”) and Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) (“JFG Sponsor” and together with FEI Sponsor, the “Sponsors”). Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer, is the sole shareholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc., and Richard Handler, the Company’s Co-Chairman and President, is the Chief Executive Officer of Jefferies Financial Group Inc.

Liquidity and Capital Resources

On June 1, 2016 we consummated a $250,000,000 public offering consisting of 25,000,000 units at a price of $10.00 per unit (“unit”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Simultaneously, with the closing of the public offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“private placement”) at a price of $0.50 per warrant. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the public offering and private placement was placed into a trust account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to our Sponsors and deferred offering and formation costs.

In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of June 30 2018, $235,813,316 remains in the Trust Account to be used for the Business Combination.

As of June 30, 2018, we had an unrestricted cash balance of $227,941 as well as cash and accrued interest held in trust of $235,813,316. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three months ended June 30, 2018 and 2017, we had net income of $489,110 and $221,852, respectively, and for the six months ended June 30, 2018 and 2017, we had net income of $942,013 and $229,666, respectively. Favorable interest rates have increased earnings on the Trust Account assets in the three and six months ended June 30, 2018 as compared to the same period in prior year.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2018 and December 31, 2017, there were 23,278,841 and 25,000,000 public shares issued and outstanding, of which 21,913,368 and 23,651,543, respectively, were recorded as Redeemable Shares, classified outside of permanent equity, and 1,365,473 and 1,348,457, respectively, classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

As of June 30, 2018, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement pursuant to which the Company is required to pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We were incorporated in 2008 and in connection with our incorporation the JFG Sponsor purchased an aggregate of 1,000 shares of our common stock (100% of the issued and outstanding shares) for $1,000. On September 15, 2015, we reclassified all of our issued and outstanding shares of common stock as Class F common stock and conducted a 1:7,187.5 stock split for our founders shares, which increased the JFG Sponsor's ownership to 7,187,500 founders shares. On September 16, 2015, we sold 7,187,500 founders shares (50% of the issued and outstanding shares) to the FEI Sponsor for $10,000. On October 1, 2015, we conducted a 5:1 reverse stock split for the founders shares. On April 27, 2016, we conducted a 1:3 stock split, resulting in our initial stockholders holding an aggregate of 8,625,000 founders shares. On May 25, 2016, each of the Sponsors returned to us, at no cost, 718,750 founders shares, which we cancelled. Following these transactions, each of the Sponsors owned 50% of the 7,187,500 issued and outstanding founders shares. The over-allotment option was not exercised by the underwriters and as such, the Sponsors forfeited 937,500 shares, which were returned to the Company, at no cost, on June 30, 2016. Simultaneously with the closing of the public offering, the Sponsors purchased an aggregate of 14,000,000 sponsor warrants at a price of $0.50 per warrant ($7,000,000 in the aggregate) in the private placement. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 25, 2016, our registration statement on Form S-1 (File No. 333-210980) was declared effective by the SEC for the public offering pursuant to which we sold an aggregate of 25,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $250,000,000, with each unit consisting of one share of the Company’s Class A common stock and one public warrant. Each public warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Jefferies LLC, Deutsche Bank Securities Inc. and Ladenburg Thalmann & Co., Inc. acted as underwriters. The public offering was consummated on June 1, 2016. In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As a result, 23,278,841 shares of Class A stock were issued and outstanding as of June 30, 2018.

Upon closing of the public offering and private placement on June 1, 2016, net proceeds of $250,000,000, including deferred underwriting discounts of $8,750,000, were placed in the Trust Account. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC. On May 30, 2018, the Company’s stockholders approved the Extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018. The Company requested the Extension in order to complete the Waitr Business Combination. In connection with the Extension, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of June 30, 2018, $235,813,316 remained in the Trust Account to be used for the Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 16, 2018, by and between Landcadia Holdings, Inc., Landcadia Merger Sub Inc. and Waitr Incorporated (incorporated by reference to Exhibit 2.1 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on May 17, 2018).

3.1	Amendment to Second Amended and Restated Certificate of Incorporation of Landcadia Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on June 1, 2018).

10.1	Amendment No. 1 to Investment Management Agreement, dated as of May 31, 2018, by and between Landcadia Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on June 1, 2018).

10.2	Amendment to Underwriting Agreement, dated as of May 31, 2018, by and among Landcadia Holdings, Inc. and Jefferies LLC and Deutsche Bank Securities Inc., as representatives of the underwriters (incorporated by reference to Exhibit 10.2 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on June 1, 2018).

10.3	Amendment to Letter Agreement, dated as of May 31, 2018, by and among Landcadia Holdings, Inc., Jefferies Financial Group Inc., Fertitta Entertainment, Inc., Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal and Nicholas Daraviras (incorporated by reference to Exhibit 10.3 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on June 1, 2018).

10.4	Amendment to Letter Agreement, dated as of May 31, 2018, by and between Landcadia Holdings, Inc. and Mark Kelly (incorporated by reference to Exhibit 10.4 to Landcadia Holding, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on June 1, 2018).

10.5	Amendment to Letter Agreement, dated as of June 11, 2018, by and between Landcadia Holdings, Inc. and G. Michael Stevens.

10.6	Amendment to Letter Agreement, dated as of June 11, 2018, by and between Landcadia Holdings, Inc. and Michael S. Chadwick.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 9, 2018

