Form 10-Q
period 2018-09-30
Landcadia Holdings, Inc.
filed 2018-11-06
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes     ☐  No

As of November 6, 2018, 6,250,000 shares of Class F common stock, par value $0.0001 per share, and 23,278,841 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

LANDCADIA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Landcadia Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings, inc.

Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$1,331,935	$571,748
Prepaid expenses	18,735	43,698
Total current assets	1,350,670	615,446

Cash, cash equivalents, and accrued interest held in trust account	236,881,564	252,054,977
Total assets	$238,232,234	$252,670,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$560,191	$12,747
Income tax payable	477,437	448,099
Convertible note payable to affiliate	1,500,000	-
Total current liabilities	2,537,628	460,846

Deferred underwriting commissions	8,750,000	8,750,000
Total liabilities	11,287,628	9,210,846

Class A common stock subject to possible redemption, 21,810,954 and 23,651,543 shares at redemption value of approximately $10.18 and $10.08, respectively	221,944,596	238,459,567

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,467,887 and 1,348,457 shares issued and outstanding (excluding 21,810,954 and 23,651,543 shares subject to possible redemption), respectively	147	135
Class F common stock, $0.0001 par value, 20,000,000 shares authorized, 6,250,000 issued and outstanding	625	625
Additional paid-in capital	3,240,368	4,145,833
Retained earnings	1,758,870	853,417
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$238,232,234	$252,670,423

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Expenses:
General and administrative expenses	$898,334	$125,757	$1,312,222	$415,875
Loss from operations	(898,334)	(125,757)	(1,312,222)	(415,875)
Other income:
Interest income	1,068,249	540,183	2,689,846	1,183,973

Income before taxes	169,915	414,426	1,377,624	768,098
Tax provision	(206,475)	(145,308)	(472,171)	(269,314)
Net income (loss)	$(36,560)	$269,118	$905,453	$498,784

Basic and diluted loss per share:
Loss per share available to common shares	$(0.11)	$(0.01)	$(0.15)	$(0.05)
Basic and diluted weighted average number of shares	7,648,869	7,561,293	7,627,086	7,543,218

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Statements of Cash Flows

	Nine months ended September 30,
	2018	2017
	(unaudited)

Cash flows from operating activities:
Net income	$905,453	$498,784
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(2,689,846)	(1,183,973)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	24,963	82,274
Increase (decrease) in accounts payable and accrued liabilities	547,446	215,271
Increase (decrease) in income taxes payable	29,338	-
Net cash used in operating activities	(1,182,646)	(387,644)

Cash flows from investing activities:
Cash provided by trust for redeemed shares and tax payments	17,863,258	-
Net cash from investing activities	17,863,258	-

Cash flows used in financing activities:
Payment for redeemed shares	(17,420,425)	-
Proceeds from issuance of convertible note payable to affiliate	1,500,000	-
Net cash used in financing activities	(15,920,425)	-

Net increase (decrease ) in cash and cash equivalents	760,187	(387,644)
Cash and cash equivalents at beginning of period	571,748	1,063,350
Cash and cash equivalents at end of period	$1,331,935	$675,706

Supplemental Information:
Cash paid for taxes	$442,833	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$905,453	$498,784

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings, Inc.

Notes to Financial Statements

1.	Nature of Business

Business

Landcadia Holdings, Inc., a Delaware corporation (the “Company”), was incorporated on November 19, 2008 as Leucadia Development Corporation, and changed its name to Landcadia Holdings, Inc. on September 15, 2015. The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, is subject to all the risks associated with emerging growth companies. The Company is a blank-check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more operating businesses. All activity for the quarter ending September 30, 2018 relates to the Company’s ongoing business expenses and costs associated with locating a suitable Business Combination.

On May 16, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Landcadia Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Waitr Incorporated, a Louisiana corporation (“Waitr”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Waitr will merge with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned direct subsidiary of the Company (the transactions contemplated by the Merger Agreement, the “Waitr Business Combination”). Upon the consummation of the Waitr Business Combination, the Company intends to change its name to Waitr Holdings Inc. and is expected to continue to trade on The Nasdaq Stock Market (“Nasdaq”). Waitr, founded in 2013 and based in Lake Charles, Louisiana, is a leader in on-demand food ordering and delivery. Its platform connects local restaurants to diners in underserved markets. For more information about the Merger Agreement, see Note 7.

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

Financing

The registration statement for the Company’s public offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 25, 2016. The Company intends to finance its Business Combination in part with proceeds from the $250,000,000 public offering and the $7,000,000 private placement of warrants (“private placement”), see Notes 5 and 6. Upon the closing of the public offering and the private placement, on June 1, 2016, $250,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of September 30, 2018, $236,881,564 remained in the Trust Account to be used for the Business Combination.

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

If the Company holds a stockholder vote in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such public shares are recorded at redemption value and classified as temporary equity following completion of the public offering (“Redeemable Shares”), in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB, ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per public share ($250,000,000 held in the Trust Account divided by 25,000,000 public shares). For further information regarding the Redeemable Shares, see Note 4.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These unaudited consolidated financial statements include the accounts of Landcadia Holding, Inc., and all subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities was $560,191 as of September 30, 2018 compared to $12,747 on December 31, 2017. The increase is related to legal fees for the Waitr Business Combination as well as other acquisition costs.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs of approximately $654,840, consisted of costs incurred in connection with the preparation of the public offering. These costs, together with $13,750,000 in underwriting commissions, have been charged to additional paid-in capital upon the closing of the public offering. For further discussion on underwriting commissions see Notes 5 and 6.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class F common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 4. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$(36,560)	$269,118	$905,453	$498,784
Less: Income attributable to common stock subject to possible redemption	(807,433)	(373,906)	(2,077,836)	(866,088)
Net loss available to common shares	$(843,993)	$(104,788)	$(1,172,383)	$(367,304)

Basic and diluted weighted average number of shares	7,648,869	7,561,293	7,627,086	7,543,218

Basic and diluted loss available to common shares	$(0.11)	$(0.01)	$(0.15)	$(0.05)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company considers its major tax jurisdictions to be the United States and Texas and is subject to income tax examinations by these taxing authorities.

The effective tax rate for the nine months ended September 30, 2018 and 2017 was 34.3% and 35.1%, respectively. The effective tax rate is higher than the statutory rate because the Company expects a tax benefit on only a portion of the merger costs associated with the Waitr Business Combination.

3.	Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements.

On October 2, 2018, the Company and Merger Sub entered into a debt commitment letter (the “Commitment Letter”) with Luxor Capital Group, LP, on behalf of Lugard Road Capital Master Fund, LP, and one or more of its funds and/or affiliates (collectively, “Luxor”), pursuant to which Luxor agreed to (a) provide a senior secured first priority term loan facility to Merger Sub in the aggregate principal amount of $25,000,000 (the “Debt Facility”) and (b) purchase from the Company an aggregate principal amount of $60,000,000 of the Company’s convertible promissory notes (the “Notes” and, together with the Debt Facility, the “Debt Financings”), in each case concurrently with the closing of the Waitr Business Combination.

Debt Facility

The Debt Facility will be guaranteed by the Company and secured by a lien on substantially all assets of the Company. Loans advanced under the Debt Facility will mature four years after the closing of the Waitr Business Combination (the “Closing Date”). Interest on borrowings under the Debt Facility will accrue at a rate of 7.0% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. Any amounts paid in kind will be added to the principal amount of the Debt Facility on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above.

In connection with the Debt Facility, the Company has agreed to issue to the lenders under the Debt Facility warrants to purchase an aggregate of $5.0 million of common equity in the Company (the “Luxor Warrants”). The Luxor Warrants will become exercisable after the Waitr Business Combination and (i) will expire four (4) years from the Closing Date, (ii) will have an exercise price of $13.00 per share, and (iii) will include standard anti-dilution protection, including weighted average adjustments for issuances of additional shares. Holders of the Luxor Warrants will have customary registration rights with respect to the shares underlying the warrants. In addition, the Company will be required to repay the Debt Facility in full in the event that either (i) the registration statement for the resale of the Notes and the shares of common stock underlying the Notes and Luxor Warrants has not been filed within 30 days after the Closing Date, or (ii) such registration statement is not effective within 180 days after the Closing Date. Such repayment shall be payable within nine months after the Debt Facility becomes due.

During the first 12 months following the Closing Date, the Company will be required to pay a prepayment premium of 5.0% of the principal amount to be prepaid in connection with (i) any prepayments (whether before or after an event of default), (ii) any payment, repayment or redemption of the obligations following an acceleration, (iii) certain bankruptcy events, or (iv) the termination for any reason of the definitive agreements documenting the issuance of the Notes. Thereafter, the Debt Facility may be prepaid without penalty or premium.

Notes

The Notes will bear interest at 1.0% per annum, paid quarterly in cash and will mature four years from the Closing Date. Upon maturity, the Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common equity of the Company, at the holder’s election.

At any time at the holder’s election, each Note may be converted in whole or in part into shares of common equity of the Company at a rate of $13.00 per share (subject to a 9.9% conversion cap). The Notes will include customary anti-dilution protection, and the Notes (and the shares issuable upon their conversion) will have certain registration rights.

The Company may only prepay the Notes with the consent of the holders of at least a majority-in-interest of the outstanding Notes.

Private Placement Warrant Exchange

In connection with the Debt Financings, FEI Sponsor and JFG Sponsor have agreed to exchange the 14,000,000 warrants purchased by them in connection with the Company’s initial public offering (the “sponsor warrants”) for 1,600,000 shares of the Company’s common stock. In addition, the parties have agreed that the Company will repay FEI Sponsor $1,250,000 in cash and issue to FEI Sponsor 75,000 shares of the Company’s common stock at the closing of the Waitr Business Combination, in full satisfaction of the Convertible Note (as defined in Note 6).

Board Nomination Rights

Pursuant to the terms of the Commitment Letter, the Company has agreed to include in its proxy statement for the Waitr Business Combination two directors designated by Luxor to serve on the Company’s board of directors upon the closing of the Business Combination. Luxor will thereafter have nomination rights with respect to two directors for so long as it satisfies a minimum ownership threshold to be agreed by the parties in connection with the definitive documentation for the Debt Financings.

Other Provisions

The definitive documentation for the Debt Financings will include customary affirmative and negative covenants, representations and warranties and events of default. The definitive documentation for the Debt Financings will not include any financial maintenance covenants.

The obligation of Luxor to provide the Debt Financings under the Commitment Letter is subject to a number of customary conditions, including, without limitation, the negotiation and execution of applicable definitive financing documents contemplated by the Commitment Letter and the consummation of the Waitr Business Combination in accordance with the terms of the Merger Agreement. In addition, the Company has agreed to reimburse Luxor for all reasonable and documented out-of-pocket expenses incurred in connection with the preparation and negotiation of the Commitment Letter and certain definitive documentation and ancillary documents related to the Debt Financings in an amount not to exceed $850,000.

4.	Stockholders’ Equity

The Company is authorized to issue 221,000,000 shares of all classes of capital stock, of which 200,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class F common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

As of September 30, 2018 and December 31, 2017, each of the Sponsors owned 50% of the 6,250,000 issued and outstanding shares of Class F common stock (“founders shares”).

Redeemable Shares

The Company issued 25,000,000 shares of Class A common stock. All of the shares of Class A common stock sold as part of the public offering contain a redemption feature as defined in the public offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Certificate of Incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

On May 30, 2018, the Company’s stockholders approved the Extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018. The Company requested the Extension in order to complete the Waitr Business Combination. In connection with The Extension, 1,721,159 shares were redeemed, for a total value of $17,420,425. At September 30, 2018 and December 31, 2017, there were 23,278,841 and 25,000,000, respectively, shares of Class A common stock issued and outstanding.

As of September 30, 2018 and December 31, 2017, the Company classified 21,810,954 and 23,651,543 public shares, respectively, as redeemable shares, classified outside of permanent equity, and, 1,467,887 and 1,348,457 public shares, respectively, as Class A common stock.

For further information on the founders shares and sponsor warrants, see Note 6.

5.	Public Offering

Public Units

In the public offering, the Company sold 25,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one redeemable warrant (each a “public warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination covering the Class A common stock underlying the public warrants. Each public warrant entitles the holder to purchase one-half of one share of Class A common stock at a price of $5.75 ($11.50 per whole share) 30 days after the completion of the Business Combination. No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the public warrant holder. Each public warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to December 14, 2018, the public warrants will expire at such time. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of public warrants issued in connection with the units during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per public warrant; (iii) upon not less than 30 days prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the public shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the public warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $5,000,000 ($0.20 per unit sold) to the underwriters at the closing of the public offering, with an additional fee (“deferred discount”) of $8,750,000 ($0.35 per unit sold) payable upon the Company’s completion of the Business Combination. The deferred discount will be forfeited by the underwriters in the event that the Company is unable to complete the Business Combination and the subsequent liquidation of the Trust Account as described elsewhere herein. See Note 6 for further information on underwriting commissions.

6.	Related Party Transactions

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

The founders shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the prospectus relating to the public offering. In the case that additional shares of common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the public offering and related to the closing of the Business Combination, the ratio at which the founders shares shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founders shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the public offering plus all additional shares of common stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the sponsor warrants. In no event will the founders shares convert into shares of Class A common stock at a ratio that is less than one-for-one.

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

Underwriting Commissions

The JFG Sponsor is an affiliate of Jefferies LLC, an underwriter of the public offering, and beneficially owns 50% of the founders shares. Jefferies LLC received an underwriting discount of $2,125,000 at the closing of the public offering, with an additional deferred discount of $3,718,750 payable from the Trust Account upon completion of the Business Combination. See Note 5 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company is required to pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Sponsor Loans

The Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. On August 21, 2018, the Company issued a convertible promissory note (the “Convertible Note”) to the FEI Sponsor that provides for the FEI Sponsor to advance the Company up to $1,500,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) the completion of an initial business combination by the Company or (ii) December 14, 2018. At the option of the FEI Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the sponsor warrants. As of August 21, 2018, the Company had drawn $1,500,000 on the Convertible Note.

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

Private Placement Warrant Exchange

In connection with the Debt Financings, FEI Sponsor and JFG Sponsor have agreed to exchange the 14,000,000 warrants purchased by them in connection with the Company’s initial public offering (the “sponsor warrants”) for 1,600,000 shares of the Company’s common stock. In addition, the parties have agreed that the Company will repay FEI Sponsor $1,250,000 in cash and issue to FEI Sponsor 75,000 shares of the Company’s common stock at the closing of the Waitr Business Combination, in full satisfaction of the Convertible Note.

7.	The Merger Agreement

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated our initial public offering (“public offering”) on June 1, 2016 and on May 16, 2018 announced we have entered into a definitive merger agreement with Waitr Incorporated, a Louisiana corporation (“Waitr”). All activity for the quarters ending September 30, 2018 and 2017 relate to the Company’s ongoing business expenses and costs associated with our Business Combination.

On May 16, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Landcadia Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Waitr, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Waitr will merge with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned indirect subsidiary of the Company (the transactions contemplated by the Merger Agreement, the “Waitr Business Combination”). Upon the consummation of the Waitr Business Combination, the Company intends to change its name to Waitr Holdings Inc. and is expected to continue to trade on The Nasdaq Stock Market. Waitr, founded in 2013 and based in Lake Charles, Louisiana, is a leader in on-demand food ordering and delivery. Its platform connects local restaurants to diners in underserved markets.

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

On October 2, 2018, the Company and Merger Sub entered into a Commitment Letter with Luxor, in which Luxor agreed to (a) provide a senior secured first priority term loan facility to Merger Sub in the aggregate principal amount of $25,000,000 and (b) purchase from the Company an aggregate principal amount of $60,000,000 of the Company’s convertible promissory notes concurrently with the closing of the Waitr Business Combination.

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

Liquidity and Capital Resources

On June 1, 2016 we consummated a $250,000,000 public offering consisting of 25,000,000 units at a price of $10.00 per unit (“unit”). Each unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Simultaneously, with the closing of the public offering, we consummated a $7,000,000 private sale of an aggregate of 14,000,000 warrants (“private placement”) at a price of $0.50 per warrant. $250,000,000 in proceeds (including $8,750,000 of deferred underwriting commissions) from the public offering and private placement was placed into a trust account. A portion of the remaining $7,000,000 held outside of trust was used to pay underwriting commissions of $5,000,000, loans to our Sponsors and offering and formation costs.

In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of September 30 2018, $236,881,564 remains in the Trust Account to be used for the Business Combination.

On August 21, 2018, the Company drew down $1,500,000 on a Convertible Note issued to the FEI Sponsor that provides for an advance of up to $1,500,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) the completion of an initial business combination by the Company or (ii) December 14, 2018. At the option of the FEI Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the sponsor warrants.

As of September 30, 2018, we had an unrestricted cash balance of $1,331,935 as well as cash and accrued interest held in trust of $236,881,564. Our working capital needs will be satisfied through the funds held outside of the Trust Account. Funds held in the Trust Account will be used for the Business Combination and may be used to pay income taxes and franchise taxes, if any.

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

For the three months ended September 30, 2018 and 2017, we had net loss of $36,560 and net income of $269,118, respectively, and for the nine months ended September 30, 2018 and 2017, we had net income of $905,453 and $498,784, respectively. The three and nine months ended September 30, 2018 included increased legal expenses related to the Waitr Business Combination as well as other ongoing acquisition costs. These costs have been offset by increased earnings on the Trust Account assets from favorable interest rates in the three and nine months ended September 30, 2018 as compared to the same period in prior year.

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

Redeemable Shares

All of the 25,000,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the public offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At September 30, 2018 and December 31, 2017, there were 23,278,841 and 25,000,000 public shares issued and outstanding, of which 21,810,954 and 23,651,543, respectively, were recorded as Redeemable Shares, classified outside of permanent equity, and 1,467,887 and 1,348,457, respectively, classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

As of September 30, 2018, we did not have any long-term debt, capital or operating lease obligations. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement pursuant to which the Company is required to pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, we were not subject to any market or interest rate risk. The net proceeds of the public offering and the private placement, placed in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2018 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

On May 25, 2016, our registration statement on Form S-1 (File No. 333-210980) was declared effective by the SEC for the public offering pursuant to which we sold an aggregate of 25,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $250,000,000, with each unit consisting of one share of the Company’s Class A common stock and one public warrant. Each public warrant entitles the holder thereof to purchase one-half of one share of Class A common stock at a price of $11.50 per whole share. Jefferies LLC, Deutsche Bank Securities Inc. and Ladenburg Thalmann & Co., Inc. acted as underwriters. The public offering was consummated on June 1, 2016. In connection with the Extension approved on May 30, 2018, 1,721,159 shares were redeemed, for a total value of $17,420,425. As a result, 23,278,841 shares of Class A stock were issued and outstanding as of September 30, 2018.

Upon closing of the public offering and the private placement on June 1, 2016, net proceeds of $250,000,000, including deferred underwriting discounts of $8,750,000, were placed in the Trust Account. We paid $5,000,000 in underwriting discounts and incurred offering costs of $654,840 related to the public offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the public offering. There has been no material change in the planned use of proceeds from the public offering as described in our final prospectus dated May 25, 2016 which was filed with the SEC. On May 30, 2018, the Company’s stockholders approved the Extension of the date by which the Company must consummate a Business Combination from June 1, 2018 to December 14, 2018. The Company requested the Extension in order to complete the Waitr Business Combination. In connection with the Extension, 1,721,159 shares were redeemed, for a total value of $17,420,425. As of September 30, 2018, $236,881,564 remained in the Trust Account to be used for the Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Convertible Promissory Note, dated August 21, 2018, issued to Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to Landcadia Holdings, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on August 23, 2018).

10.2	Commitment Letter, dated as of October 2, 2018, by and among Landcadia Holdings, Inc., Landcadia Merger Sub, Inc. and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 to Landcadia Holdings, Inc.’s Current Report on Form 8-K (File No. 001-37788) filed with the SEC on October 3, 2018).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 6, 2018

