Form 10-K
period 2018-12-31
Waitr Holdings Inc.
filed 2019-03-15
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37788

WAITR HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
844 Ryan Street, Suite 300 Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-800-661-9036

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2018, was $246,781,377.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2019 was 69,881,062.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements  because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties that may be outside of our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the section entitled “Risk Factors” below.

PART I

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section above for an explanation of these types of statements.

Item 1. Business

Overview

Waitr Holdings Inc. (together with its wholly-owned subsidiaries, the “Company,” “Waitr,” “we,” “our” or “us”) operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s differentiated business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. The Company’s strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which it operates. At December 31, 2018, Waitr operated in small and medium sized markets in the Southeastern United States, spanning more than 250 cities across 10 states. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), an online food ordering and delivery platform, which operates a three-sided marketplace consistent with Waitr’s business model, expanding Waitr’s scale and footprint across the United States to more than 600 cities.

Waitr’s business has been built with a restaurant-first philosophy by providing a differentiated and brand additive service to its Restaurant Partners (which the Company defines as a restaurant that has executed a definitive agreement to join the Waitr platform). Waitr’s platform enables local restaurants to increase sales, provides diners with a great experience and provides its drivers with a steady schedule and predictable income. The Company’s business is driven by the Waitr mobile phone application (the “Waitr App”) and the Waitr website (together, the “Waitr Platform”). Waitr has designed its offering to help local restaurants grow and succeed with features including deep and seamless integration, full restaurant menus with food photos, trained and uniformed drivers, ongoing local market support and flexible pricing plans. Effective January 17, 2019, in connection with the acquisition of Bite Squad, the Company’s business is also driven by the Bite Squad mobile phone application (the “Bite Squad App”) and the Bite Squad website (together, the “Bite Squad Platform”).

For diners, Waitr optimizes the journey from restaurant and food discovery through delivery, while providing superior restaurant selection and a great customer experience. Waitr provides diners an easy-to-use, intuitive platform that makes ordering carryout or delivery simple from any network-connected device. Waitr provides superior selection of restaurants in its markets, resulting in strong consumer interest. With Waitr’s intuitive interface and professional photos of nearly every menu item, Waitr allows diners to search and discover new local restaurants beyond the “menu drawer” and take the fear out of trying something new. Waitr’s simplifying and tech-enabled features, including favorites, swipe and buy, diner profiles, recent orders, group ordering, saved payment tokens and real-time delivery status updates, promote higher order frequency and diner retention.

Company drivers are brand ambassadors for Waitr and an extension of its Restaurant Partners’ brands and the primary point of contact with Waitr’s diners. As a result, Waitr invests significant resources in its drivers, including background checks, in-person interviews, training, uniforms, peer reviews and scheduled working hours. This allows Waitr to better manage a consistent delivery experience for both restaurants and diners, provides drivers with steady income and predictable hours and ensures efficient utilization of the driver workforce. At March 1, 2019, Waitr (including Bite Squad) had approximately 21,000 delivery drivers.

The Company generates revenue primarily when diners place an order on its platforms. Under the Waitr Platform, Waitr engages a third-party payment processor to collect the total amount of the order from the diner, who must use a credit or debit card to pay for their meal, and remits the proceeds, less Waitr’s fee, the diner fee and any gratuity amount, to the Restaurant Partner on a daily basis. Because Waitr is acting as an agent of the Restaurant Partner in the transaction, Waitr recognizes as revenue only its fees (which are assessed as a percentage of the total food sales and related sales taxes, exclusive of diner fees and gratuities for delivery orders) and diner fees. Gratuities are not included in revenue because they are passed through to delivery drivers. Waitr also generates revenue from setup and integration fees collected from Restaurant Partners to onboard them onto the Waitr Platform (these are recognized on a straight-line basis over the anticipated period of benefit, currently determined to be two years) and subscription fees from Restaurant Partners that opt to pay a monthly fee in lieu of an upfront setup and integration fee. Revenue also includes, to a significantly lesser extent, grocery delivery fees (since the launch of this service in select markets in March 2017), and fees for restaurant marketing and data services.

Similar to Waitr, Bite Squad also engages a third-party payment processor to collect the total amount of the order from the diner, who must use a credit or debit card to pay for their meal. Bite Squad, however, collects the entire transaction amount from the payment processor, which includes food, beverages, catering supplies, delivery and other fees, sales taxes and gratuities, retains the portion of the receipts representing its fees (determined as a percentage commission on the food price of the order processed via the Bite Squad Platform plus the diner fee charged to the diner), gratuities and sales taxes and distributes the remainder to the restaurant. Bite Squad recognizes as revenue only its fees received from restaurants and diners. Gratuities, sales taxes, and food costs are not included in revenue because they are passed through to employees, tax authorities, and restaurants, respectively.

Waitr generally presents relevant restaurants on its application in order of proximity to the diner and does not allow restaurants to pay to promote themselves within the Waitr Platform. Bite Squad generally presents relevant restaurants on its application in order of proximity to the diner, but does allow restaurants to promote themselves within the Bite Squad Platform by contributing towards diner fees to make the overall transaction less expensive for the diner, with the savings being passed-through to the diners as a lower fee.

Key Business Metrics

For a description of the Company’s key business metrics, including Active Diners, Orders and Gross Food Sales, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form10-K.

The Waitr Solution

Waitr has created a differentiated software platform purpose-built to serve restaurants, drivers and diners. Waitr’s business has been built with a focus on quality through providing a differentiated and brand-additive service to restaurants, which in turn benefits its diners by providing superior restaurant selection and a great customer experience. The acquisition of Bite Squad added a similar software platform to the Company (together with the Waitr Platform, the “Platforms”) and expanded Waitr’s scale and footprint across the United States.

Restaurant Benefits

We believe that we provide restaurants with the following key benefits:

•	Exposure. Our Platforms provide restaurants with access to incremental users and the opportunity to grow their consumer base.
•	Incremental channels. Our Platforms provide restaurants with additional channels through which they can receive more orders, while building brand awareness, as they are discovered by more diners.
•

Deep integration and customization.  Waitr provides professional photography for nearly all menu items, menu onboarding and real-time menu customization that restaurants can manage themselves through its menu manager online portal, Menu Managr.

•

Restaurant Software Platforms.  For Restaurant Partners, the Platforms provide the restaurants with actionable data on diners’ order history and trends allowing restaurants to offer more tailored dishes and suggest more add-on items, which increases order values.

•

Flexibility Around Price Point. We provide restaurants with flexibility around price point, charging restaurants under two fee models: (1) with an initial setup and integration fee and partnership level pricing (on the Waitr Platform), and (2) with a higher fee rate and no upfront setup and integration fee (on both the Waitr and Bite Squad Platforms).

•	Reliable Delivery. We provide restaurants and diners with accurate and timely deliveries by connecting them with our dedicated network of employee drivers.

Diner Benefits

We believe that we provide diners with the following key benefits:

•	Selection. The restaurants on our Platforms represent a wide breadth of cuisines, price points and local favorites in each market to best serve the diverse tastes of its diners.
•

Quick, Quality Service.  We strive to deliver the right order, quickly and professionally, and have live customer support to assist diners, helping to ensure diner success when ordering on the Platforms.

•

Discovery.  The Platforms are designed to showcase menus with professional photography, giving diners a rich understanding of restaurants’ offerings; resulting in diners discovering restaurants they would like to visit in person, not just to order on the Platforms, further expanding the potential pool of dine-in customers for restaurants.

•

Personalized Experience.  We allow diners to tailor their orders to various layers of customization through easy-to-use Platforms. Diners can add frequent restaurants as favorites, keep track of past orders and split the cost of an order with friends.

•

High Impact Local Partnerships.  We focus on attracting local favorites to the Platforms and strive to create the right balance of cuisine and price points in all markets. Waitr’s specific focus on local favorites allows it to strive to achieve its “Local Everywhere” mantra across the United States.

•	Convenience. We provide diners with intuitive Platforms that make ordering and delivery simple from any connected device. Diners can track their order and know exactly when to expect their food.

Driver Benefits

We believe that we provide drivers with the following benefits:

•	Steady employment. Waitr offers its employee drivers regular, scheduled employment.
•	Pay and Benefits. We pay our drivers by the hour at an attractive wage. Benefits are offered to qualifying employee drivers. We also believe that our pay rates to independent drivers are attractive.
•

Flexibility.  Employee drivers are offered the ability to drive part time or full-time, day or night. Further, Waitr offers its drivers the opportunity to exchange shifts with other drivers if needed. Both employee and independent contractor drivers enjoy flexible scheduling.

Business Strategy

The Company has historically grown its business by increasing the number of quality restaurants available on the Waitr Platform, which has facilitated growth in diners and orders, and intends to continue to do so on both Platforms. The Company intends to pursue the following growth strategies to grow the Platforms:

Increase sales through further penetration of its existing markets

We believe that our markets are at an early stage of growth, when measured by market penetration, and we plan to continue marketing and actively building our brands in existing markets by improving our offerings, technology platform depth and customer service.

Continue expansion into new markets, development of new products and services and invest in new technology

We have identified a substantial number of market opportunities surrounding or adjacent to our current geographic footprint as well as new market opportunities outside of our current footprint. We intend to continue to expand into new cities and geographies and plan to continue to enter and expand upon our product offerings across our marketplace. We contemplate expanding or rolling out additional product offerings, such as grocery, alcohol (where permitted) and dry goods delivery, all of which will continue to enhance the experience of users of the Platforms.

Deliver an excellent diner experience

We believe that by tailoring experiences on our Platforms to the nuances of local or regional markets, we can further improve the user experience and drive growth for our restaurants. We plan to continue investing in our direct sales teams and to add more restaurants and restaurant variety to the Platforms, and as a result, we expect to see an increase in diners and orders. A significant opportunity exists to expand existing diner spend, add new diners, and further establish and deepen leadership positions within our current markets.

Leverage relationship with our restaurants

We intend to utilize our existing relationships with diverse and high-quality restaurants to grow within our current markets as well as aid in our expansion into new markets.

Pursue Strategic Acquisitions

We intend to selectively evaluate and pursue expansion opportunities in existing and new markets in both core and adjacent categories through strategic acquisitions.

Identify and Launch Markets

Our market strategy is predicated on leveraging best practices from the launch of prior markets. Our “playbook” is continuously refined and includes strategies around onboarding new restaurants, deploying adequate resources to new markets, sales and marketing and ongoing business development.

Identifying New Markets

We currently operate in approximately 31 states across the United States with plans to expand into new markets in the future. We identify market opportunities based on several criteria, including proximity to our current market footprint and major interstate connectivity between our current and potential markets, which allows us to leverage our brands.

Launching New Markets

Waitr’s market launch process occurs over four phases; pre-launch, then phases one, two and three:

Pre-Launch:  During pre-launch, Waitr identifies markets and key Restaurant Partners. When Waitr begins operations in a new market, Waitr first signs up new restaurants with in-person sales calls. Waitr’s emphasis is on signing the key influencers in a market and leveraging its relationships with multi-location partners and national and regional chains.

Phase One:  Waitr measures the progress of a new market mainly by the number of orders per day it generates. During phase one, Waitr is building awareness in the community and growing its mobile application installation base, experiencing rapid growth in restaurants and users.

Phase Two:  During phase two of market launch, Waitr experiences rapid growth in diner engagement and continues onboarding restaurants. Waitr becomes viral and word of mouth increases restaurant, diner and driver interest.

Phase Three:  Finally, in phase three, Waitr reaches sustained profitability and is optimizing operations. Waitr scales its in-market operations and support teams to handle increased order volumes, which drives margin increases.

Challenges

The Company faces several key challenges in continuing to grow its business and maintaining profitability, including the following:

•	long-term growth depends on the Company’s ability to continue to expand its marketplace of restaurants and diners in a cost-effective manner;

•	the ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company; and

•

while the Company’s primary competition remains the traditional offline options including paper menus and telephoning in to restaurants for delivery or takeout, new competitors could emerge in the online food ordering and delivery industry and existing competitors could gain traction in the Company’s markets. The continuing trend toward consolidation in the online and mobile app ordering and delivery industry may result in larger companies with greater financial resources and other competitive advantages than Waitr’s and could impact the Company’s growth rates and ability to maintain profitability.

Marketing

The Waitr Platform has become an important extension of restaurant branding. Most of its marketing efforts to date have been through co-branding with restaurants and generating word-of-mouth adoption. Restaurants promote Waitr as a feature for their diners through in restaurant advertising such as door stickers, table tents and push cards in their carryout orders.

Waitr’s remaining sales and marketing initiatives are paid marketing, which includes: digital media, influencer sponsorships, traditional ads, and public relations. Waitr also reaches new diners through early adopters, who enjoyed the Waitr experience, and who recommend the Waitr Platform to friends and family. Waitr also leverages its partnerships to expand geographic reach.

The Bite Squad Platform will be an important extension of the Company’s restaurant branding, with similar marketing efforts as the Waitr Platform.

Sales

Waitr’s sales team is focused on signing restaurants across its current and target markets. When launching a market, Waitr deploys a sales launch team to the new market to begin recruiting a diverse set of notable and popular restaurants to the Waitr Platform. By focusing Waitr’s sales efforts on recruiting top restaurants and showing them the value of the Waitr Platform, restaurants promote themselves on the Waitr Platform to their diners. This increase in diners helps to drive more sales and ultimately more restaurants to the platform. After launch, Waitr continues the sales efforts with an in-market brand ambassador and business development representative, while also conducting sales initiatives at the regional and corporate level with key partners and larger national accounts. Waitr has historically used a “hub-and-spoke” strategy when opening new markets, which enables it to build momentum through word-of-mouth among both Restaurant Partners and diners. After opening new markets, Waitr representatives continue to work with its Restaurant Partners to increase overall order volume and ensure a high level of quality control across the Waitr Platform. Waitr’s sales team also leverages the success of the Waitr Platform to build new partnerships with important restaurant influencers in the communities Waitr serves.

Products and Services

Restaurant Products and Services

Waitr provides restaurants with a high level of service with deep technology integration, a high-growth, enhanced marketing platform, trained employee drivers, and customer support all at very attractive and aligned pricing.

Pricing Plans.  Historically, Waitr has offered restaurants two pricing plans: (1) an upfront setup and integration fee and lower fee rate and (2) no upfront setup and integration fee with a higher fee rate. Given the value created by Waitr’s initial setup process and the lower fee rate, the majority of our Restaurant Partners have elected the upfront setup and integration fee and lower fee rate option.

Restaurant Onboarding.  Waitr offers restaurants a streamlined onboarding process that features direct menu management, high quality professional photography and high levels of customer service from its market level representatives.

Product Features.  Waitr provides restaurants with the ability to offer promotions and daily specials, optimize orders through real time analytics and manage restaurant menus. The Waitr Platform includes a dedicated mobile application for its Restaurant Partners called “Managr.” The Managr toolkit simplifies and aggregates restaurant order and delivery tasks onto a central in-app controller and provides flexibility to edit menus based on inventory or promotions, all through user-friendly hardware that receives orders on-site and integrates them seamlessly into existing kitchen flow.

Customer Support.  Waitr also provides its Restaurant Partners with in-market team support to ensure quality diner and restaurant service to both parties.

Delivery.  Waitr provides an ordering and delivery platform for its Restaurant Partners through a network of trained and uniformed drivers to address the growing demand for delivery services.

Diner Products and Services

Properties.   For diners, the Platforms serve as a personalized service that provides discovery, convenience and transparency. Our Platforms feature food ordering and delivery, group ordering capabilities and the ability to create favorites for recurring orders.

Features.   The Platforms simplify the online restaurant delivery process to a few steps that include setting location, specifying delivery or takeout, selecting and customizing menu items and tracking orders until delivery or pickup. Diners can easily view their favorite restaurants and past orders. Further, the Waitr Platform offers diners the option to start or join group orders, providing them with an easy method to split the cost of large orders.

Restaurant Selection and Customization.  The restaurants on the Platforms offer a wide breadth of cuisines, price points and local favorites in each market. Waitr creates a personalized experience for diners, where they can tailor their orders to several layers of customization: getting what they want, when they want it.

Driver Products and Services

The majority of our drivers are employees, which allows us to provide a more consistent and professional experience. Employing drivers allows for more robust training and allows for more control over behaviors to help improve restaurant and diner experience, including mandatory branded uniforms and equipment, the ability to manage shift schedules to balance supply and demand, and regular performance management feedback. This is key to optimizing our delivery network so we can consistently meet and exceed the restaurant and diner expectation of being on-time. We conduct background checks and in-person interviews with all potential drivers. Drivers have flexible schedules and are paid on a weekly basis, and they keep 100% of gratuities.

Customers

As of December 31, 2018, Waitr had approximately 8,500 Restaurant Partners and served approximately 989,000 Active Diners. On January 17, 2019, Waitr completed the acquisition of Bite Squad, adding more than 11,800 restaurants and approximately 988,000 Active Diners. For the years ended December 31, 2018, 2017 and 2016, none of Waitr’s Restaurant Partners or Active Diners accounted for 1% or more of the Company’s revenues.

Competition

The Company’s primary competition remains traditional offline options, including paper menus and telephoning in to restaurants for delivery or takeout. Management believes the Company’s competition falls into the following categories:

•	Traditional offline processes, including phone orders, paper menus distributed by restaurants, local advertising and the yellow pages;
•	Local delivery services that typically do not employ mobile or internet technology to power their service (for example, taking orders by phone only); and
•	Other online delivery platforms.

The principal competitive factors in the Company’s markets include scale, cost, delivery network, technology, convenience, customer service and integration. Management believes the Company competes favorably based on these factors for restaurants, consumers and drivers.

Seasonality and Holidays

Our business tends to follow restaurant closure and diner behavior patterns. In many of Waitr’s markets, Waitr generally experiences a relative increase in diner activity from September to May and a relative decrease in diner activity from June to August due to school summer breaks and other vacation periods. In addition, restaurants tend to close on certain holidays, including Thanksgiving and Christmas Eve-Day, in Waitr’s key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Consequently, Waitr’s results between quarters, or between periods that include prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather, may vary.

Technology & Intellectual Property

The Waitr Platform uses scalable software to provide a consistent and robust user experience as user adoption increases. The internally developed platform is purpose-built to streamline online ordering and delivery for consumers and restaurants. Waitr’s Platform is 100% hosted in the cloud. Cloud hosting assists Waitr with addressing potential capacity constraints that Waitr may face as it grows its core applications and provides a level of redundancy, fault tolerance and cost-effectiveness. Waitr also hosts its Driver Managr and call center applications on the cloud. Waitr’s Platform offers simplicity, ease of use, rich customer data, and online menu integrations. Continued scaling of the Waitr Platform is expected to lead to a more consistent and robust user experience. Rich customer data and online menu integrations are also expected to result in higher average order value and increased incremental orders.

Waitr protects its intellectual property through a combination of trademarks, trade dress, domain name registrations, trade secrets, patents, and copyrights.

As of December 31, 2018, Waitr had registered trademarks covering “Waitr,” the bowtie design and logo and the stylistic designs associated with its brand. Waitr has also filed other trademark applications in the United States and may pursue additional trademark registrations to the extent management believes it will benefit its business and be cost-effective.

As of December 31, 2018, Waitr filed two patent applications in the United States, which seek to cover proprietary inventions relating to its products and services. Waitr may pursue further patents to the extent that management believes it will benefit Waitr’s business and be cost-effective.

Waitr holds several registrations to domain names relating to its business, including waitrapp.com and others.

Waitr’s non-driver employees and contractors are required to sign agreements with Waitr pursuant to which they agree to keep proprietary and non-public information confidential and to assign any and all inventions or other intellectual property relating to its business to Waitr. The policies and applicable terms of use of the Waitr Platform also contain confidentiality and assignment of intellectual property provisions and restrict the distribution or use of Waitr’s technology in unauthorized manners.

Employees

As of March 1, 2019, the Company had approximately 22,000 employees, including delivery drivers. None of these employees are represented by a labor union with respect to their employment with the Company. The Company’s headquarters are located at 844 Ryan Street, Suite 300, Lake Charles, Louisiana 70601.

Corporate History

Originally formed on December 5, 2013 as a Louisiana corporation, Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services, and grew quickly, connecting restaurants, diners and delivery drivers in various markets. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. It was incorporated in Delaware on November 19, 2008 as Leucadia Development Corporation and changed its name to Landcadia Holdings, Inc. on September 15, 2015.

On November 15, 2018 (the “Closing Date”), Waitr Holdings Inc. (formerly known as Landcadia Holdings, Inc.), a Delaware corporation, completed the acquisition of Waitr Incorporated, pursuant to the Agreement and Plan of Merger, dated as of May 16, 2018 (the “ Landcadia Merger Agreement”), by and among the Company, Waitr Inc. (f/k/a Landcadia Merger Sub, Inc.), a Delaware corporation and wholly-owned indirect subsidiary of the Company (“Merger Sub”), and Waitr Incorporated. The transactions contemplated by the Landcadia Merger Agreement are referred to herein as the “Landcadia Business Combination.” Upon the consummation of the Landcadia Business Combination, Waitr Incorporated merged with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly-owned, indirect subsidiary of the Company. In connection with the closing of the Landcadia Business Combination (the “Closing”), the Company changed its name from Landcadia Holdings, Inc. to Waitr Holdings Inc.

Prior to the consummation of the Landcadia Business Combination, the common equity of the Company was traded on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “LCA”. Effective November 16, 2018, the Company’s common equity began trading on Nasdaq under the ticker symbol “WTRH”. One of the primary purposes of the Landcadia Business Combination was to provide a platform for Waitr Incorporated to gain access to the U.S. public markets.

On January 17, 2019, Waitr completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operates a three-sided marketplace, consistent with Waitr’s business model, through the Bite Squad Platform.

Basis of Presentation

The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Landcadia Holdings, Inc. has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Landcadia Business Combination.

The Bite Squad Merger was considered a business combination, in accordance with GAAP, and will be accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration is allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired will be recorded as goodwill. The results of operations of Bite Squad will be included in our consolidated financial statements beginning on the acquisition date, January 17, 2019.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC and are available free of charge on the Company’s website at investors.waitrapp.com/financial-information/sec-filings at the same time as when the reports are available on the SEC’s website. The Company also maintains a website at www.waitrapp.com. The contents of the website referenced herein are not incorporated into this filing. Further, the Company’s reference to the URL for this website is intended to be an inactive textual reference only.

You may read and copy any documents filed by the Company with the SEC at the SEC Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the materials described above at prescribed rates by writing to the SEC, Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to the Company unless the context clearly indicates otherwise.

Risks Related To Our Business

Our industry is affected by general economic and business risks that are largely beyond our control.

Our industry is highly cyclical, and our business is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in dining out in general, such as:

•	changes in diners’ dining habits and in the availability of disposable income for ordering food from restaurants;

•	excess restaurant capacity in comparison with food order demand;

•	downturns in restaurants’ business cycles; and

•	recessionary economic cycles.

The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:

•

we may experience low overall food and beverage order levels, which may impair our driver utilization, because our diners’ demand for our services generally correlate with the strength of the U.S. and, to a lesser extent, global economy;

•

certain of our restaurants may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to capital, which may decrease diner demand for restaurant prepared food, and such issues and problems may affect the number of orders that occur through the Platforms;

•

food ordering and dining out patterns may change as food supply chains are redesigned and customer tastes change, resulting in an imbalance between our restaurants’ available menu items and Active Diners’ demands; and

•

diners may select competitors that offer lower delivery charges, commission rates or other charges from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose restaurants offering food or diners ordering food through the Platforms.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, independent contractor driver rates, interest rates, taxes, tolls, license and registration fees, insurance, payment processing fees, and healthcare for our employees.

Our restaurants’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the availability of popular order items, reducing use of the Platforms. A significant interruption in our normal order levels could disrupt our operations, increase our costs and negatively impact our ability to serve our diners.

In addition, events outside our control, such as strikes or other work stoppages at our facilities, among our drivers or at our restaurant diners’ locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or ordering capabilities of the Platforms. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.

We have limited operational history; we are subject to developmental risks associated with the development of any new business.

We lack significant operational history by which future performance may be judged or compared. Any future success that we may enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company. As a result, our past quarterly financial results do not necessarily indicate future performance. Investors should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Investors should not rely upon our past quarterly financial results as indicators of future performance. The numerous factors, which we are unable to predict or are outside of our control, include the following:

•	We may not be able to accurately forecast revenues and plan operating expenses;
•

We may be unable to fund our working capital requirements or maintain compliance with our debt covenants, particularly if our forecast regarding the sufficiency of our liquidity is inaccurate or our expenses exceed our expectations;

•	We may be unable to scale our technological and operational infrastructure to accommodate rapid growth in diners, orders or customer support needs;

•	Our management team has had limited experience operating a public company and could be unable to transition from a developmental stage business to a larger organization;

•	Our growth may depend on acquisitions, and our management team does not have significant experience managing acquisitions of other businesses;

•	The relatively quick transition to a public company could pose operational, financial and quality risks that we are unable to manage effectively;

•	The development and introduction of new products or services by us or our competitors is uncertain;

•

Competing with traditional ordering methods or delivery services provided directly by restaurants (or third parties) to consumers over the phone or through their own websites or other means could pose a risk to our growth and financial performance;

•	Our ability to maintain and grow our number of Active Diners, Average Daily Orders, Gross Food Sales and order frequency is not guaranteed;

•	Our ability to attract and retain restaurants over long periods of time has not been tested in several markets;

•	Our ability to attract and retain key employees and personnel to support growth and revenue has not been tested in several markets;

•	Seasonal and weather-related fluctuations in spending by consumers relating to food delivery can be unpredictable;

•	The acceptable pricing of our onboarding and services fees to restaurants and diner fees to consumers and restaurants has not been tested widely;

•	Our ability to increase onboarding, services, diner fees and other revenue does not enjoy long historical data trends;

•	The diversification and growth of revenue sources beyond current onboarding, services and diner fees has not been demonstrated;

•	Increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive are unpredictable;

•

Our ability to maintain gross margins and operating margins can be difficult to predict and impacted by numerous factors beyond our control (for example, due to transaction charge increases, technology cost increases, and other items);

•	We may experience system failures or breaches of security and privacy that could pose a harm on their own and could affect consumers’ confidence in our services;

•	We may not be able to adequately manage key third party service providers;

•	We may experience changes in diner or restaurant behavior or preferences;

•	Payment processing costs could increase, or we could fail to implement our own payment processing solution;

•

Internal controls, especially in light of the accelerated process with respect to the Landcadia Business Combination and Bite Squad Merger, may not keep pace with necessary requirements from a business, accounting or legal point of view; and

•

We may experience casualties or safety hazards or issues with our drivers or third parties that come into contact with our drivers, all of which could be difficult to predict and which could impact our operating costs and diner or Restaurant Partner use of the Platforms.

If we fail to retain existing diners or add new diners, or if our diners decrease their number of orders or order sizes on the Platforms, our revenue, financial results, and business may be adversely affected.

The number of our Active Diners and total Gross Food Sales are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging Active Diners who make orders for delivery using the Platforms. We anticipate that our Active Diner growth rate will decline over time as the size of our Active Diner base increases, and as we achieve higher market penetration rates. To the extent our Active Diner growth rate slows, our business performance will become increasingly dependent on our ability to increase sizes and frequencies of orders in current and new markets. If diners do not perceive the Platforms to be useful, reliable, and trustworthy, we may not be able to attract or retain diners or otherwise maintain or increase the frequency and amount of our orders. A decrease in diner retention, growth, or order frequency (or overall order price) could render the Platforms less attractive to restaurants, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect diner retention, growth, and engagement, thereby adversely affecting our revenue, financial results, and future growth potential, including if:

•	diners increasingly order through competing products or services;

•	we fail to introduce new and improved services or menu items or if we introduce new services that are not favorably received;

•	we are unable to successfully maintain our efforts to provide a satisfactory delivery and ordering experience;

•

we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•

there are changes in diner sentiment about the quality or usefulness of the Waitr Platform or the Bite Squad Platform, delivery quality, food quality or other products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure diners are presented with menu items that are interesting, useful, and relevant to them;

•

there are adverse changes in the Waitr Platform or the Bite Squad Platform, delivery services or restaurant services or products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering food in a rapid and reliable manner or otherwise affect the user experience or enjoyment of food or beverages delivered;

•	we adopt policies or procedures related to delivery, ordering or user data that are perceived negatively by our diners or the general public;

•	we fail to provide adequate customer service to restaurants, diners, drivers, or advertisers;

•	we, our drivers, Restaurant Partners, or other companies in the mobile food delivery or ordering industry are the subject of adverse media reports or other negative publicity;

•	restaurants develop direct-to-consumer applications or online ordering and delivery services;

•	we experience significant losses associated with litigation or claims for which insurance is inadequate;

•	we are affected by changes to generally accepted accounting principles;

•	we experience fluctuations based on macroeconomic conditions; or

•	we are unable to maintain and increase our Active Diner base and order frequency or our Average Daily Orders and Gross Food Sales.

We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to the Platforms could seriously harm our business.

Substantially all of our revenue is derived from items offered by Restaurant Partners to diners on the Platforms. The number of Active Diners, Average Daily Orders and Gross Food Sales depends on the availability of quality items available on the Platforms from restaurants viewed positively by diners. In addition, we generate a significant portion of revenue from onboarding fees and sales commissions from having Restaurant Partners actively participating on the Platforms. As is typical in our industry, Restaurant Partners do not agree to long-term contracts with us, and they are generally free to leave the Platforms with minimal notice. While no single Restaurant Partner accounts for more than 10% of our revenue, many of our Restaurant Partners only recently started providing menu items on the Platforms, and they spend a relatively small portion of their overall budget with us. In addition, some Restaurant Partners may view the Waitr Platform or the Bite Squad Platform as experimental and unproven. Restaurants will not continue to do business with us if we do not increase revenues for them or provide delivery or takeout ordering for diners in an effective manner, or if they do not believe that their investment in onboarding for the Platforms will generate a competitive return relative to other alternatives, including from our competitors.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for Restaurant Partners to attract new restaurants and retain existing restaurants. For example, we present historical data about sales to demonstrate our value to attract new Restaurant Partners to the Platforms. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that Restaurant Partners find useful would impede our ability to attract and retain restaurants.

We cannot assure that growth of Restaurant Partner acquisitions will continue at historical rates, and the addition of new restaurants to the Platforms and retention of existing restaurants on the Platforms could decline due to a number of factors. First, the cost of acquiring new Restaurant Partners or retaining existing Restaurant Partners could increase substantially. Competition to advertise our services to restaurants will likely increase as a result of increasing competition among similar companies for a finite pool of restaurants. In addition, the number of options available to restaurants may result in downward pressure on the prices that restaurants are willing to pay for our services. As more choices become available for diners to order delivery or takeout from restaurants, the number and frequency of our word-of-mouth and/or organic referrals may decline. Our efforts to attract and retain new restaurants in new geographical areas as a result of our current expansion efforts are unproven and may not be successful.

If we fail to attract new restaurants or retain existing restaurants, especially those restaurants that are most popular with diners, our financial results could materially suffer.

If our delivery service levels decline or if restaurants do not see increases in business, restaurants could leave the Platforms, reducing revenue and significantly harming our business.

Restaurants will not continue to do business with us or will be unwilling to pay onboarding or other services fees if we do not deliver food and beverages in a timely, professional and friendly manner or if they do not believe that their investment in the Waitr Platform or the Bite Squad Platform, as applicable, will produce an increase in revenue from delivery or takeout orders. Our service fee and commission revenue and the availability of restaurants on the Platforms could be negatively impacted by the following factors, among others:

•	Decreases in the number of Active Diners or Average Daily Orders on the Platforms;

•	Loss of online or mobile food delivery market share to competitors;

•	Inability to professionally and accurately display menu items to consumers on the Platforms;

•	Adverse media reports or other negative publicity involving the Company, our drivers, our restaurants or other companies in our industry; and

•	The impact of macroeconomic conditions and conditions in the restaurant industry in general.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of diners and restaurants may be impaired, and our business and financial results may be harmed. Unfavorable media coverage could seriously harm our business.

Our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of diners and restaurants. Many of our new diners are referred by existing diners, and, therefore, we strive to ensure that our diners remain favorably inclined towards the Platforms and the online ordering service. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative services, which we may not do successfully. We may introduce new services, products or terms of service that diners do not like, which may negatively affect our brands.

Additionally, the actions of our Restaurant Partners (or their food quality or safety), delivery driver employees and independent contractors and others may affect our brands if consumers do not have a positive experience interacting with those parties after using the Platforms. We may experience media, legislative, or regulatory scrutiny of our delivery and food safety record, our delivery experience, privacy matters or other issues, which may adversely affect our reputation and brands. We may also fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of Restaurant Partners that are deemed to be negative, such as providing food that is of low quality or unsafe. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We face the potential loss of our trade name due to certain litigation (see Item 3. Legal Proceedings below). If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

We rely on restaurants in our network for many aspects of our business, and their failure to maintain their service levels could harm our business.

Diners demand quality food at reasonable prices. Diners’ ability to obtain such quality food from restaurants they like on a timely basis through the Platforms drives the primary value of the Platforms. Our ability to provide diners with a high-quality and compelling food ordering experience depends, in part, on diners’ receiving competitive prices, convenience, customer service and responsiveness from restaurants from whom they order. If these restaurants do not meet or exceed diner expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brand may be harmed, our ability to attract new diners to the Platforms may be limited and the number of diners placing orders through the Platforms may decline, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, if restaurants face challenges or difficulties set forth elsewhere in these risk factors, the number of restaurants on the Platforms could decline, the price of food could increase or customer service levels could suffer, all of which could harm our business and results of operations.

Seasonality and the impact of inclement weather adversely affect our operations and profitability.

We observe that diner behavior patterns generally fluctuate during the year. Order frequency and Gross Food Sales tend to increase from September to May and we generally experience a relative decrease in diner activity from June to August as a result of summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year, which can comprise a large part of our overall revenue in certain locations. Our revenues fluctuate according to these patterns and result in quarterly fluctuations. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme.

We sometimes experience large influxes of orders during inclement weather when consumers do not wish to leave their homes to eat restaurant food. Such inclement weather events are unpredictable in many cases. In such events, the availability of drivers could be limited due to unsafe driving conditions or the refusal or unwillingness of drivers to work during such weather events. This can result in substantially delayed delivery times and diner frustration with our services, reducing the willingness of consumers to order using the Platforms in the future. We have in the past experienced increased order volume during certain holidays, while facing a simultaneous shortage in drivers, which can also result in substantial delivery delays and diner frustration. In addition, the likelihood of accidents may increase during inclement weather events, thereby increasing the costs to us of each delivery, exposing us to potential litigation or accident claims and reducing overall driver efficiency. Any of these events could substantially impact our ability to grow and operate our business.

We may not continue to grow at historical growth rates or achieve profitability in the future.

Our revenue has grown substantially in recent periods, and this growth rate may not be sustainable. We believe that our growth rates of Active Diners and Gross Food Sales will decline over time. Historically, our diner growth has been a primary driver of growth in our revenue. We expect that our diner growth, new Restaurant Partner growth and revenue growth rates will decline as the size of our Active Diner base increases and as we achieve higher market penetration rates. As our growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline. We may not realize sufficient revenue to achieve profitability and may incur losses in the future for several reasons, including insufficient growth in new menu items, declining Active Diners or orders, increasing competition, costs to scale our business and technology and other risks described elsewhere in this Form 10-K.

Our inability to manage growth and meet demand could harm our operations and brands.

Occasions have arisen in the past in which we were not able to adequately meet surges in orders and consumer demand. Although we have added additional employees and resources to manage growth, most of these employees have been with the company only a very short period of time. We have and intend to continue to make substantial investments in technology, customer service, sales and marketing infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of the Platforms and efficiency of our operations could suffer, which could harm our brand, business and results of operations.

Our business depends on discretionary spending patterns in the areas in which our Restaurant Partners’ food and beverage operations are located and in the economy at large, and economic downturns could materially adversely affect our results of operations.

Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary patterns or economic slowdowns in the geographic areas in which Restaurant Partners are located and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including delivery or takeout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy, including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence could negatively affect food and beverage sales throughout the restaurant industry, including orders through the Platforms. In addition, we believe that a proportion of our weekday revenues, particularly during the lunch hour, are derived from business customers using expense accounts. Our business therefore may be affected by reduced expense account or other business-related dining by business clientele. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food or takeout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using the Platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.

We prioritize the experience of restaurants and diners over short-term profitability at times, which may cause us to forego short-term opportunities and could impact our profitability.

Our culture prioritizes its long-term diner and Restaurant Partner experience and loyalty over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate diner and Restaurant Partner experience and will thereby improve our financial performance over the long term. For example, we monitor how restaurant responsiveness to orders affects diners’ experiences to ensure long delivery times are not perceived as a problem for hungry diners, and we may decide to remove certain restaurant offerings on the Platforms to ensure our diners’ satisfaction in the overall delivery experience. In addition, we may make changes to the Platforms or offerings on the Platforms based on feedback provided by our diners and Restaurant Partners. These decisions may not produce the long-term benefits that we expect, in which case our growth and engagement, our relationships with diners and Restaurant Partners, and our business could be materially adversely affected.

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online food ordering, does not continue to increase as rapidly as we anticipate, our business and growth prospects will be harmed.

Our business and growth prospects substantially depend upon the continued and increasing use of the Internet and mobile telecommunications as an effective medium of transactions by diners. Orders on the Platforms are conducted using the Internet and/or mobile networks. Historical rate of growth and adoption in Internet and mobile wireless communications may not predict future rates of growth or adoption. Diners or our Restaurant Partners may not continue to use the Internet or mobile networking services to order their food at current or increased growth rates or at all. Consumers in our industry (and in others) may reject the use of the Internet and mobile applications as a viable platform or resource for a number of reasons in the future, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to Internet servers, users’ computers or mobile applications;

•	excessive governmental regulation; and

•	unacceptable delays due to actual or perceived limitations of wireless networks.

Our operations depend on mobile operating systems, hardware, networks and standards that we do not control. Changes in our products or to those operating systems, hardware, networks or standards may seriously harm our Active Diner growth, retention, and engagement.

A large percentage of our revenues and growth occur on mobile devices using the Waitr App and the Bite Squad App (collectively, the “Apps”). Because the Apps are used primarily on mobile devices, the Apps must remain interoperable with popular mobile operating systems, Android and iOS, and related hardware, including but not limited to mobile devices. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm the usage of the Apps on mobile devices. Our competitors could attempt to make arrangements with Apple or Google to make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Similarly, our competitors could enter into other arrangements with mobile device manufacturers, wireless network carriers or Internet service providers that diminish the functionality of the Apps. We plan to continue to introduce new products regularly and have experienced that it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and we expect this trend to continue.

The majority of our diner engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we have prioritized development of the Apps to operate with iOS operating systems rather than smartphones with Android operating systems. To continue growth in user engagement, we will need to prioritize development of our products to operate on smartphones with Android operating systems. If we are unable to improve operability of our products on smartphones with Android operating systems, and those smartphones become more popular and fewer people use smartphones with iOS operating systems, our business could be adversely affected.

The nature of our business and content on the Platforms exposes us to potential liability and expenses for legal claims that could materially affect our results of operations and business.

We face potential liability, expenses for legal claims and harm to our business relating to the nature of the takeout food business, including potential claims related to food offerings, delivery and quality. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the delivery drivers in our network. Alternatively, we could be subject to legal claims relating to the sale of alcoholic beverages by our restaurants to underage diners.

Reports of food-borne illnesses, whether true or not, could adversely impact the results of our operations regardless of whether our diners actually suffer such illnesses from orders on the Platforms. Food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. In addition, consumer preferences could be affected by health concerns about the consumption of foods provided on the Platforms, even if those concerns do not directly relate to food items available on the Platforms. A negative report or negative publicity, whether related to one of our Restaurant Partners or to a competitor in the industry, may have an adverse impact on demand for our Restaurant Partners’ food and could result in decreased diner orders on the Platforms. A decrease in orders or Active Diners as a result of these health concerns or negative publicity could materially harm our brands, business, financial condition and results of operations.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple markets for our services would be affected rather than a single market. We cannot assure that all food items will be properly maintained during delivery to diners or that our employees or contractors will identify food that is problematic upon pickup. If diners become ill from food-borne illnesses, we and/or our Restaurant Partners could be forced to temporarily suspend service. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or our Restaurant Partners to regulation by applicable governmental authorities.

We face the prospect of liabilities and expenses relating to the content and other information that we publish on the Platforms, third party sites and/or relating to our marketing efforts. We could face claims based on the violation of intellectual property rights, such as copyright infringement claims based on the unauthorized use of menu content or other items. Although we typically obtain our Restaurant Partners’ consent to publish their menu items prior to posting them on the Platforms, we may not always be successful in obtaining such consent. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.

Most of our drivers are employees, and the remainder are independent contractors. Almost all of our orders are delivered by drivers of motor vehicles. Some of our drivers have been involved in motor vehicle accidents, and it is almost certain that some of our drivers will be in motor vehicle accidents in the future. Although we maintain insurance policies in an attempt to cover the risks associated with a motor vehicle delivery business, we make no assurances that we will be able to maintain sufficient coverage of all claims relating to such injuries or accidents that foreseeably arise in this line of business. Furthermore, we have in the past and could in the future receive denial of coverage for particular insurance claims relating to injuries, accidents or violations.

We have incurred and expect to continue to incur expenses relating to legal claims. The frequency of such claims could increase proportionally to growth in the number of restaurants and diners on the Platforms and the number of drivers on the road. We have experienced diversion of attention by management to address these claims, and such claims can result in significant costs to investigate and defend, regardless of the merits of such claims. The potentially significant number and amount of claims could materially affect our results of operations and harm our business.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of diners and engagement, or adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our diners, drivers and restaurants depends upon the reliable performance of the Platforms and their underlying technical infrastructure. We have experienced service disruptions, and may experience future disruptions, outages or other performance problems due to a variety of factors. As the Platforms grow more complex, store more information and service higher numbers of diners, their technical infrastructure could suffer. We may not be able to identify causes of performance issues or service disruptions.

Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If the Platforms are unavailable when diners, drivers or restaurants attempt to access them, or if they do not load as quickly as they expect, these key users may not return to the Platforms as often in the future, or at all. As our Active Diners and restaurants and the amount and types of information shared on the Platforms continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our diners, drivers and Restaurant Partners. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from natural disasters, terrorism, or other catastrophic events.

A substantial portion of our network infrastructure is provided by third parties. Substantially all of the communications, network and computer hardware used to operate our websites and mobile applications are located in the United States in Amazon Web Services and Google Cloud Platform data centers. We do not own or control the operation of these facilities. In addition, we may not have sufficient protection or recovery plans in certain circumstances. We may not always maintain redundancy for certain hardware. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.

We expect to continue to make significant investments to maintain and improve the availability of the Platforms and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations would be harmed.

We have spent and expect to continue to spend substantial amounts on technology infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the length of or prevent system interruptions. The operation of these systems is expensive and complex and we could experience operational failures.

Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

Personal data, internet security breaches or loss of data provided by our diners, drivers or Restaurant Partners could violate applicable law and contracts with key service providers and could result in liability to us, damage to our reputation and brand and harm to our business.

Mobile malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of Restaurant Partners, drivers or diners may seriously harm our reputation and our ability to retain and attract new Active Diners, drivers and Restaurant Partners.

We rely on third-party billing and payment processing providers, many of whom may collect and store sensitive data, including legally-protected personal information. Examples include diner order payment processing third parties, payroll and service payment processing third parties and other payment and other service providers who collect and store diner, restaurant or employee information. We may also process and store and use additional third-parties to process and store sensitive intellectual property and other proprietary business information, including that of our Restaurant Partners. While we intend to maintain data privacy and security measures that are compliant with applicable privacy laws and regulations, future security breaches could subject us and/or these third-party service providers to liability for violations of various laws, rules or regulations, civil liability, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We may become a payment processor at some point in the future and may be unable to comply with applicable law or standards, resulting in harm to our business.

Although we currently do not directly store or process payments on behalf of restaurants or diners and use third parties to do so, we may choose to do so in the future. We would need to comply with Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”) if we choose to pursue this possibility. The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Payment card network rules would require us to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards if we elected to become a payment processor. Under certain circumstances specified in the payment card network rules, we could be required in the future to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we had failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Payment processing businesses involve complex financial, cybersecurity and other factors that may be difficult to us. We cannot ensure that the cost savings or additional revenue from becoming a payment processor would exceed the significant costs associated with that decision.

We are subject to a number of risks related to the credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, financial condition and results of operations.

We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fails to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we or our Restaurant Partners accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, card holders and transactions.

If we fail to maintain our chargeback rate or refund rates at acceptable levels, our processing vendor may increase its transaction fees or terminate its relationship with us. Any increases in applicable credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We rely on third-party vendors to provide products and services, and we could be adversely impacted if they fail to fulfill their obligations.

We depend on third-party vendors and partners to provide us with certain products and services, including components of our computer systems, software, data centers, payment processors and telecommunications networks, to conduct our business. For example, we rely on third parties for services such as organizing and accumulating certain daily transaction data on orders. We also rely on third parties for specific software and hardware used in providing our products and services. Some of these organizations and service providers may provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant vendors and partners or our vendors and partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our vendors and partners to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability.

Our industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.

We compete with many traditional and online and mobile app food ordering and general delivery companies of varying sizes, including some that may have greater access to restaurants, a wider range of services, a wider range of menu or delivery items, greater capital resources, or other competitive advantages. Traditional food ordering techniques involve advertising by restaurants in low cost paper publications, through traditional online and offline media channels, with consumers simply calling restaurants or delivery services to place orders. Traditional takeout or delivery services are often lower cost than the Platforms and are difficult to disrupt. We also compete with smaller, regional and local companies that cover specific locations with specific restaurants or that offer niche services. We also compete, to a lesser extent, with restaurants that hire their own delivery drivers for online, mobile application or telephone orders. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

•

Many of our competitors’ periodically reduce or eliminate their delivery charges to consumers or commissions that they charge to restaurants to gain business, especially during times of increased competition or reduced growth in the economy, which may limit our ability to maintain or increase our order commissions and delivery charges, may require us to reduce our order commissions and delivery charges or may limit our ability to maintain or expand our business;

•

Some restaurants have reduced or may reduce the number of mobile app or online ordering and delivery services and technologies that they use by selecting a single core company or a limited number of providers as approved service providers, and in some instances, we may not be selected;

•

Restaurants could solicit bids from multiple service providers for their mobile application or online food ordering and delivery needs, which may depress onboarding fees, service fees, take rates or result in a loss of business to competitors;

•

The continuing trend toward consolidation in the online and mobile app ordering and delivery industry may result in larger companies with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

•

Advances in technology may require us to increase investments in order to remain competitive, and our restaurant diners and consumers may not be willing to accept higher onboarding fees, service fees, take rates or delivery charges to cover the cost of these investments;

•

Higher fuel prices and, in turn, higher fuel surcharges to our drivers may cause some of our drivers to demand higher wages or otherwise result in additional expense to us for reimbursement of mileage to drivers;

•	Competition from “gig economy” companies in general may negatively impact our driver, restaurant customer and/or consumer relationships and service rates;

•	We may have higher exposure to litigation risks as compared to other providers of delivery services; and

•

Restaurants could develop their own online or mobile app food ordering and delivery technology and hire their own drivers to make their own deliveries, which could reduce demand for our services to restaurants and limit choices for consumers, reducing the number and frequency of orders using our technology.

We face substantial competition in technology innovation and distribution. If we are unable to continue to innovate and provide technology desirable to diners and restaurants, our business operations could materially suffer.

We face significant competition in almost every aspect of our business. We must continuously innovate to improve our existing Platform technology and ensure that our products and services are well received. Mobile applications, internet enabled technology and online e-commerce are constantly changing. We face competition from larger and more established companies such as Uber, GrubHub, Door Dash and others. Smaller companies also provide similar services and technology. Furthermore, larger companies such as Facebook, Google, Apple and others could choose to offer similar services or technology at comparatively little additional costs to themselves. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.

Our ability to compete effectively in the deployment of innovative products depends on factors outside of our control, including the following:

•	Usefulness, ease of use, performance and reliability of our products compared to those of our competitors;

•	Size and composition of base of Active Diners;

•	Engagement of Active Diners with the Platforms;

•	The timing and market acceptance of products, including developments and enhancements to the Platforms or our competitors’ products;

•	Customer service and support efforts;

•	Acquisitions or consolidation within our industry, which may result in more formidable competitors; and

•	Our ability to attract, retain, and motivate talented employees, particularly software engineers.

Developing the Platforms, which include the Apps, websites and other technologies, entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced products or if our recently introduced products do not perform in accordance with our expectations, the restaurants and diners in our network may forego the use of our products in favor of those of our competitors.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms, and if we are unable to attract diners and convert them into Active Diners making orders in a cost-effective manner, our business and financial results may be harmed.

Our success depends on our ability to attract online diners to the Platforms and convert them into orders in a cost-effective manner. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources to generate traffic to our websites and downloads of the Apps. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on websites owned and maintained by us.

Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain diners due to diners’ use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our websites could decrease, any of which could have a material adverse effect on our business, financial condition and results of operations.

The loss of senior management or key operating personnel could adversely affect our operations. We depend on skilled personnel to grow and operate our business, and our failure to hire, retain or attract key personnel could adversely affect our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers and our senior management team, who generally have significant experience with the Company and within our industry. We also depend on the continued service of key operating and technology personnel. We also anticipate growth in diners and restaurants due to having the benefit of a relationship with our directors Tilman J. Fertitta and Steven L. Scheinthal and Fertitta Entertainment, Inc., Landry’s and other entities or businesses associated with Messrs. Fertitta or Scheinthal. Although we anticipate a great deal of support and benefit from relationships with these individuals or entities, our results of operations could suffer if contractual relationships fail to materialize from these associations, such relationships are terminated or we lose either individual as a director. If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering, customer support, driver and sales personnel in the coming year. We expect to face significant competition from other companies in hiring such personnel, particularly in larger markets to which we expand. As we mature, the incentives to attract, retain, and motivate employees provided by equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. Additionally, we have a number of current employees whose equity ownership in the Company gives them a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We plan to continue to base a substantial amount of our operations in Lake Charles and Lafayette, Louisiana. It could become difficult to continue to attract or retain to these locations key engineering, sales and other talent required to compete with larger competitors whose operations are based in larger cities, where such talent historically may be easier to find. In addition, demographic trends favoring population growth in larger cities and away from smaller cities may make this increasingly difficult. Retaining and attracting key talent is extremely competitive in the high technology industry, particularly in the areas of mobile applications and Internet technology. If we are unable to retain or attract key talent or personnel, our operations could suffer, thereby materially adversely affecting our business.

Driver shortages and increases in driver compensation could adversely affect our profitability and ability to maintain or grow our business.

Driver shortages could require us to spend more to attract and retain employee and independent contractor drivers. We could face a challenge with attracting and retaining qualified drivers primarily due to intense market competition, which may subject us to increased payments for driver compensation and independent contractor driver rates. Also, because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of employee and independent contractor drivers. Further, with respect to independent contractor drivers, shortages can result from contractual terms or company policies that make contracting with us less desirable to certain independent contractor drivers. In addition, the “on-call” or “on-demand” nature of the way that we ask independent contractor drivers to pick up shifts during busy times may result in difficulties procuring such independent contractor drivers when we need that labor most. Such a shortage could result in material harm to our business or reputation. Due to the absence of long-term contracts, independent contractors can quickly terminate their relationships with us. If we are unable to continue to attract and retain a sufficient number of employee and independent contractor drivers, we could face difficulty meeting consumer order demands or be forced to forego business that would otherwise be available to us, which could adversely affect our profitability and ability to maintain or grow our business.

Major hurricanes, tropical cyclones, and other instances of severe weather or other natural phenomena would cause significant losses.

Our services and operations are subject to interruption, decreases in consumer entertainment spending and damage and destruction to company property as a result of severe local weather conditions or other natural phenomena. Our headquarters are located in areas that have historically been and could, in the future, be materially and adversely affected by damage resulting from a major tropical cyclone, significant rain event, a hurricane, or other severe weather phenomena. In addition, we rely on third parties for critical infrastructure and services. Any of these third parties could be subject to disruptions due to similar major weather events, which could adversely affect our business and financial results.

We may also suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, widespread computer viruses, terrorist attacks, acts of war and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets or the assets of our customers or otherwise adversely affect the business or financial condition of our customers (both restaurant and diner), any of which could adversely affect our results or make our results more volatile. In addition, third parties that provide critical technology, services and infrastructure, such as data centers, telecommunications networks and the like remain vulnerable to these types of events, all of which could disrupt critical services for us, adversely affecting our financial results and operations.

Such adverse weather occurrences could materially impact orders on the Platforms and our delivery capabilities, thus severely decreasing our revenue and increasing costs. Further, in the event of any such weather occurrence, our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of the restaurants on the Platforms are closed for an extended period of time or these events result in significant disruption to telecommunications systems, including the Internet or mobile phone services. Any such events could materially and adversely affect our business and the results of our operations.

Increases in food, labor, fuel and other costs could adversely affect our business.

Changes in food and supply costs are a part of our Restaurant Partners’ business. The prices of food, labor, fuel or energy could continue to increase in the near future. Our Restaurant Partners may be unable to absorb higher costs without raising prices or ceasing operations. Restaurant profitability is dependent on, among other things, a restaurant’s ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact operating results of Restaurant Partners to the extent that such increases cannot be passed along to diners using the Platforms (or otherwise). The impact of inflation on food, labor, and energy costs can significantly affect our profitability if such inflation results in fewer Restaurant Partners, diners or orders that occur on the Platforms.

Any significant increase in energy costs could adversely affect our business through higher rates and the imposition of fuel surcharges, which could affect our drivers’ costs and the amount that we must reimburse such drivers for services. Because most of the restaurants on the Platforms sell moderately priced food, we may choose not to, or be unable to, pass along commodity price increases to diners on the Platforms. Additionally, significant increases in gasoline prices could result in a decrease of deliveries or the available driver labor pool. If delivery time slows as a result, our reputation could be harmed, and the number of diners or orders could decline, harming our business.

The restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, energy costs, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. If our Restaurant Partners cannot adequately pass costs along to diners or otherwise finance or pay for these higher costs, they may cease operations, reduce offerings on the Platforms or otherwise demand lower commissions or diner fees from us, thereby reducing revenue and harming our business.

We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our competitors have large cash reserves and aggressive acquisition strategies, and we may not be able to successfully attract acquisition targets to the same degree as our competitors. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by diners, Restaurant Partners, drivers or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company and culture, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our operations.

Our storage, processing and use of data, some of which contains personal information, subjects us to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, sweepstakes, rewards or coupons, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, e-commerce, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online-payment services. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in diner and restaurant growth, orders, retention, or engagement, any of which could adversely affect our business.

If we cannot protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property. We do not currently hold any issued patents. In the future, we may acquire patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.

We have registered the trademark “Waitr,” along with its stylized logo, with the U.S. Patent & Trademark Office. We have also registered the trademark “Waigo.” Waiter.com, Inc. sued Waitr Incorporated in 2016 in the United States District Court for the Western District of Louisiana alleging, among other things, trademark infringement based on the use of the name “Waitr.” Although we believe that Waiter.com, Inc.’s lawsuit is baseless, there is a risk that the court could find that our use of the name “Waitr” infringes the rights of Waiter.com, Inc. In such event, the court could award Waiter.com, Inc. significant damages and/or order that we discontinue our use of the name “Waitr.” Any such adverse ruling or finding could materially adversely affect our financial results and operations. Having to use a different name could confuse Restaurant Partners and/or diners, resulting in fewer orders.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.

Companies in the Internet, technology, and mobile application industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not compete, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities.

As a public company, we may receive letters demanding that we cease and desist using certain intellectual property. Some of these may result in litigation against us. Defending patent and other intellectual property litigation costs large amounts of money and time and can impose a significant burden on management and employees. Favorable final outcomes do not occur in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. For example, a ruling in the lawsuit filed by Waiter.com, Inc. could require that we stop using the name Waitr. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology, names or practices or discontinue the practices.

The development of alternative non-infringing technology, names or practices could require significant effort and expense or may not be feasible. Our business, financial condition, or results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Our use of open source software could expose us to “copyleft” claims or otherwise subject us to business or legal risk.

We use open source software in our products. Our use of open source software in our products may require us to license innovations that are material to our business and may also expose us to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. Insufficient capital can harm our operating, business and financial results.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve brand awareness, develop new product and service offerings or further improve the Platforms and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.

If our employees were to unionize, our operating costs could increase and our ability to compete could be impaired.

None of our employees are currently represented under a collective bargaining agreement; however, we always face the risk that our employees will try to unionize, and if our independent contractors were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the “NLRB”) could render decisions or implement rule changes that could significantly affect our business and our relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employers, in all industries. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by our employees could result in increased legal and other associated costs and divert management attention, and if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of our employees could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects because:

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency and could impair our service reputation and limit our ability to provide next-day services;

•

a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships, and some shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages; and

•	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

If our independent contractor drivers fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to diners. If we fail to deliver on time, if our delivery obligations are not otherwise met, or if the costs of our services increase, then our profitability and restaurant relationships could be harmed.

We currently rely upon a small portion of independent contractor drivers to perform the services for which we contract with our Restaurant Partners. Our reliance on independent contractor drivers, even if small by comparison to our use of employee drivers, creates numerous risks for our business. This increases the risk of driver shortages at critical times, such as peak order times.

The financial condition and operating costs of our independent contractor drivers are affected by conditions and events that are beyond our control and may also be beyond their control. Adverse changes in the financial condition of our independent contractor drivers or increases in their car ownership or operating costs could cause them to seek higher revenues or to cease their business relationships with us. The prices that we charge our diners could be impacted by such issues, which may in turn limit pricing flexibility with diners, resulting in fewer delivery orders and decreasing our revenues.

Independent contractor drivers typically utilize shirts and food carrier equipment bearing our trade names and trademarks. If one of our independent contractor drivers is subject to negative publicity, it could negatively reflect on us and have a material and adverse effect on our business, brand and financial performance. Under certain laws, we could also be subject to allegations of liability for the activities of our independent contractor drivers.

Independent contractor drivers are third-party service providers, as compared to company drivers who are employed by us. As independent business owners, our independent contractor drivers may make business or personal decisions that conflict with our best interests. For example, if an order is unprofitable, route distance is further than desired or personal scheduling conflicts arise, an independent contractor driver may deny orders from time to time. In these circumstances, we must be able to timely deliver food orders to maintain relationships with diners and Restaurant Partners. The unwillingness of independent contractor drivers to perform their services when and where they are needed could adversely harm our financial performance and operating results.

If our independent contractors are deemed by regulators or judicial process to be our employees, then our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that independent contractors in certain types of food delivery and/or driving positions are employees of the company for which they are delivering or driving, rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management.

As a public company, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of Nasdaq company. For example, we will need to:

•	institute a more comprehensive compliance function;

•	comply with rules promulgated by Nasdaq;

•	prepare and distribute periodic public reports in compliance with obligations under the federal securities laws;

•	establish new internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.

Complying with statutes, regulations and requirements relating to public companies will occupy a significant amount of time of management and will significantly increase our costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, our management may not be able to implement programs and policies to comply with such statutes, regulations and requirements in an effective and timely manner.

Changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages paid could have a material adverse effect on our profitability.

Most of our drivers are paid the local minimum wage, subject to tip credit laws. Either an increase in local minimum wage or the elimination of tip credit will increase labor costs, which could have a material adverse effect on our financial results.

The following are risks related to the Bite Squad Merger:

•

Combining the two companies may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and synergies of the Bite Squad Merger.

•

In connection with the Bite Squad Merger, we have incurred additional debt, which could adversely affect us, including by lowering our credit ratings, increasing our interest expense and decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and synergies of the Bite Squad Merger.

•

In connection with the Bite Squad Merger, we have issued additional shares of common stock of the Company to the lenders under the certain credit and guaranty agreement, dated as of November 15, 2018, as amended on January 17, 2019, by and among Merger Sub, as borrower, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned subsidiary of Waitr Holdings Inc., certain subsidiaries of Merger Sub, as guarantors, various lenders and Luxor Capital (as defined in Part II, Item 7, MD&A), as administrative agent, collateral agent and lead arranger.

•

The Bite Squad Merger will involve substantial non-recurring costs, including significant transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur unanticipated costs or unknown liabilities which may be significant. Although we expect the elimination of duplicative costs and other cost synergies from operational and functional efficiencies following the integration of the two companies to exceed integration costs over time, we may not be able to achieve this result as quickly as anticipated or at all, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

•

Sales of our common stock by shareholders of Bite Squad who receive shares of our common stock as part of the Bite Squad Merger consideration may result in a decline in the market price of our common stock.

•

Uncertainties associated with the Bite Squad Merger may adversely affect our and Bite Squad’s respective abilities to attract and retain management and other key employees during the integration period, which could adversely affect our and Bite Squad’s respective businesses and operations, which could cause us not to realize some or all of the anticipated benefits of the Bite Squad Merger.

•	The Bite Squad Merger may disrupt our or Bite Squad’s businesses, which may harm our respective businesses and impact our respective abilities to retain customers.

•

Uncertainties associated with the manner in which the combined company following the Bite Squad Merger will fare in the global economic environment may adversely affect the combined company’s business and operations.

•

The Bite Squad Merger and the operation of its business can lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

•

An anticipated benefit of the Bite Squad Merger lies in the acquisition of Bite Squad’s intellectual property rights. If we are unable to protect such intellectual property rights or if our protection efforts are unsuccessful, we may not be able to realize some or all of the anticipated benefits from the acquisition.

Risks Related to Our Securities

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international political and economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including sales of large blocks of common stock;

•	speculation in the press or investment community;

•	changes in investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	changes in our capital structure, such as future sales of our common stock or other securities;

•	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics; and

•	additions or departures of key personnel.

In addition, if the benefits of the Landcadia Business Combination and/or Bite Squad Merger do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Prior to the Landcadia Business Combination, trading in our common stock was not active. Accordingly, the valuation ascribed to our common stock in the Landcadia Business Combination may not be indicative of the price that will prevail in the trading market following the business combination. If an active market for our securities develops and continues, the trading price of our securities following the business combination could be volatile and subject to wide fluctuations in response to the various factors, including those listed above.

The stock markets have experienced extreme volatility over time that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has sometimes been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Future sales of a substantial number of shares by existing stockholders could cause our share price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 7, 2019, we had 69,881,062 shares of common stock outstanding. Once the registration statement registering our securities issued in connection with the Landcadia Business Combination and Bite Squad Merger becomes effective, all such securities registered thereby, except for shares of common stock subject to transfer restrictions, will be eligible to be sold into the public market, subject to compliance with the Company’s insider trading policy for such parties that are covered thereby. Significant sales of our common stock could cause our share price to decline.

In the future, we may issue additional shares of common stock or other equity or fixed maturity securities convertible into common stock in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We are currently covered by one or more securities analysts, but there is no guarantee such coverage will continue. If one or more of the analysts covering our common stock downgrades our common stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution of the percentage ownership of the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their shareholdings in us.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of Nasdaq and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight which increases our operating costs. These requirements also continue to place significant demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems. We have hired and in the future may hire additional accounting and financial staff with public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and Nasdaq listing standards;

•	define and expand the roles and the duties of our board of directors (the “Board”) and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions; and

•

evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities.

Anti-takeover provisions in our third amended and restated certificate of incorporation as currently in effect (the “Charter”) discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our Charter includes a number of provisions that may discourage, delay or prevent a change in our management or control over us. For example, our Charter includes the following provisions:

•	a staggered board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our Board;

•	the ability of our Board to issue preferred stock, which could contain features that delay or prevent a change of control;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement that the removal of directors by the stockholders be approved by the affirmative vote of holders of at least seventy-five percent (75%) of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors, which limits the ability of stockholders to remove directors;

•

the requirement that the adoption, amendment, alteration or repeal of the bylaws by stockholders be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors and the requirement that the amendment or repeal of certain provisions of our certificate of incorporation be approved by the affirmative vote of at least seventy-five percent (75%) of the outstanding shares entitled to vote thereon, which limit the ability of stockholders to effect corporate governance changes; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our Charter may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

The Charter designates the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that the Company’s stockholders may initiate, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

•	derivative action or proceeding brought on the Company’s behalf;

•	action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to the Company or its stockholders;

•	action asserting a claim against the Company arising pursuant to any provision of the DGCL, our Charter or our Bylaws; or

•	other action asserting a claim against the Company that is governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Company’s charter described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

The recently passed comprehensive tax reform bill could adversely affect our business, financial condition and holders of our common stock.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”), that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

The Debt Warrants are exercisable for shares of our common stock and the Notes are convertible into shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Debt Warrants to the Luxor Parties to purchase an aggregate of 384,615 shares of our common stock at $13.00 per share at the Closing. In addition, the Notes are convertible into up to 4,615,386 shares of common stock. The shares of common stock issued upon exercise of the Debt Warrants and conversion of the Notes will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. See Part II, Item 7, MD&A for the definitions of Notes, Debt Warrants and Luxor Parties.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including but not limited to, if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Waitr leases several facilities for key administrative, operational and technology functions. Waitr’s headquarters are located in a multi-tenant office building in Lake Charles, Louisiana at 844 Ryan Street, where Waitr leases 10,554 square feet. As of December 31, 2018, Waitr also leased approximately 22,168 square feet of office space in Lafayette, Louisiana and 4,042 square feet of office space in Baton Rouge, Louisiana. Waitr has entered into a lease agreement for approximately 27,509 square feet of additional office space in Lafayette, effective September 1, 2019.  In addition to the Louisiana offices, Waitr leases space for smaller offices throughout the Southeastern United States in certain markets in which it operates.

Bite Squad has corporate offices in Minneapolis, Minnesota, as well as smaller offices across most markets in which it operates across the United States. Bite Squad rents office space and parking from KSM Real Estate, LLC, an entity jointly owned by a board member of the Company and a current shareholder.

As of December 31, 2018, Waitr had operations in more than 250 cities across 10 states. On January 17, 2019, in connection with the Bite Squad Merger, Waitr’s operations expanded to more than 600 cities in 31 states. Waitr believes that substantially all of its property and equipment is in good condition and its buildings and improvements have sufficient capacity to meet current needs. From time to time, Waitr leases additional facilities to meet the needs of its business as it pursues additional growth.

Item 3.  Legal Proceedings

On July 14, 2016, Waiter.com, Inc. “Waiter.com” filed a lawsuit against Waitr Incorporated in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. No trial date has been set for this case. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

In addition to the lawsuit described above, Waitr is involved in other litigation arising from the normal course of business activities. Waitr is involved in various lawsuits involving claims for personal injuries, physical damage and workers compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers its liability for damages, if any, insurance coverage is not guaranteed, and Waitr could suffer material losses as a result of these claims or the denial of coverage for such claims.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to November 15, 2018, the Company had two classes of common stock: Class A common stock, par value $0.0001 per share (“Class A common stock”), and Class F common stock, par value $0.0001 per share (“Class F common stock”). On November 15, 2018, in connection with the Landcadia Business Combination, all of the Class F common stock converted into Class A common stock on a one-for-one basis and the Company’s second amended and restated certificate of incorporation was amended and restated to, among other things, effect the reclassification and conversion of all of the Class A common stock and Class F common stock into a single class of common stock. Prior to the consummation of the Landcadia Business Combination, the common equity of the Company was traded on Nasdaq under the symbols “LCA,” “LCAHU” and “LCAHW”.

The Company’s common stock began trading on Nasdaq under the symbol “WTRH” on November 16, 2018. As of the close of business on March 1, 2019, there were approximately 486 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

The Company’s warrants trade on the over-the-counter markets operated by OTC Markets Group. On February 25, 2019, the Company completed an offer to exchange and consent solicitation pursuant to which the Company exchanged 24,769,192 of its 25,000,000 outstanding public warrants (“Public Warrants”) for an aggregate of 4,458,438 shares of common stock and amended the warrant agreement governing its Public Warrants to provide for the exchange of the remaining Public Warrants on March 12, 2019. The remaining 230,808 Public Warrants were exchanged on March 12, 2019 for an aggregate of 37,391 shares of common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. The Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if the Company incurs any indebtedness, its ability to declare dividends may be limited by restrictive covenants that may be agreed to in connection therewith.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months and year ended December 31, 2018.

Issuer Purchases of Equity Securities

During the three months and year ended December 31, 2018, the Company did not repurchase any of its common stock.

Item 6.  Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial data which is derived from the Company’s audited consolidated financial statements for the respective periods (in thousands, except per share amounts). Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The following table does not include the results of operations of Bite Squad.

The following selected financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included in Part II, Item 8, “ Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Certain 2017 expenses have been reclassified to conform to current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further details.

	Years ended December 31,
$ in thousands, except per share data	2018	2017	2016	2015
REVENUE	$69,273	$22,911	$5,650	$340
COSTS AND EXPENSES:
Operations and support	51,428	20,970	4,785	186
Sales and marketing	15,695	5,661	1,359	137
Research and development	3,913	1,586	395	180
General and administrative	31,148	9,437	4,161	674
Depreciation and amortization	1,223	723	267	26
Impairment of intangible assets	—	584	5	—
Loss on disposal of assets	9	33	3	—
TOTAL COSTS AND EXPENSES	103,416	38,994	10,975	1,203
LOSS FROM OPERATIONS	(34,143)	(16,083)	(5,325)	(863)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense, net	1,416	281	4,467	91
(Gain) loss on derivatives	(337)	52	(484)	(144)
(Gain) loss on debt extinguishment	(486)	10,537	(599)	—
Other expenses (income)	2	(52)	8	5
NET LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(34,738)	(26,901)	(8,717)	(815)
Income tax expense (benefit)	(427)	6	5	—
NET LOSS	$(34,311)	$(26,907)	$(8,722)	$(815)
LOSS PER SHARE:
Basic and diluted	$(2.18)	$(2.69)	$(1.02)	$(0.10)
CASH FLOW DATA:
Net cash used in operating activities	$(15,842)	$(12,411)	$(4,497)	$(663)
Net cash used in investing activities	(3,761)	(1,874)	(826)	(203)
Net cash provided by financing activities	224,996	14,947	8,334	1,115
BALANCE SHEET DATA (at end of period):
Total cash	$209,340	$3,947	$3,285	N/A
Total assets	226,552	11,407	7,815	N/A
Total liabilities	97,061	12,917	1,432	N/A
Total stockholders' equity (deficit)	129,491	(1,510)	6,383	N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, “Risk Factors”. Waitr does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated, pursuant to the Landcadia Merger Agreement. In connection with the Closing, the Company changed its name from Landcadia Holdings, Inc. to Waitr Holdings Inc. Originally formed on December 5, 2013 as a Louisiana corporation, Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services, and grew quickly, connecting restaurants, diners and delivery drivers in various markets. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. One of the primary purposes of the Landcadia Business Combination was to provide a platform for Waitr Incorporated to gain access to the U.S. public markets.

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share. In addition, an aggregate of 559,507 of the Company’s stock options were issued to holders of options to purchase Waitr Incorporated shares that were unvested, outstanding and unexercised as of immediately prior to the effective time of the Landcadia Business Combination.

On January 17, 2019, we completed the acquisition of Bite Squad, an online restaurant food delivery service that operates a three-sided marketplace consistent with Waitr’s business model, expanding our scale and footprint across the United States to more than 600 cities and adding more than 11,800 restaurants. We believe the acquisition will help us drive additional growth as we leverage our respective strengths, with the opportunity to realize cost synergies. The aggregate consideration for the Bite Squad Merger consisted of $192,949 payable in cash (subject to adjustments) and 10,591,968 shares of our common stock.

We operate an online food ordering and delivery platform that enables consumers to discover and order meals from local restaurants, powered by our team of delivery drivers. We facilitate ordering of food and beverages by diners from restaurants for takeout and delivery through the Waitr Platform and, as of January 17, 2019, also the Bite Squad Platform. We market our proprietary application and digital platforms to restaurants and diners mainly across small and medium sized markets, which we define as geographic city and town clusters within the top 51-500 markets in the United States, based on population. These markets are home to approximately 35% of restaurants in the United States and an addressable population of 105 million. Like larger U.S. cities, these markets have growing demand for online and application-driven food takeout and delivery and have historically been underserved by our competitors. We believe that our focus on small and medium sized markets, established market launch playbook, and differentiated operating model provide us with a competitive advantage in our target markets.

At December 31, 2018, we operated in more than 250 cities and had approximately 8,500 Restaurant Partners on the Waitr Platform. Average Daily Orders for the years ended December 31, 2018, 2017 and 2016 were approximately 21,860, 9,315 and 2,395, respectively. Our revenues grew to $69,273 in the year ended December 31, 2018 from $22,911 in the year ended December 31, 2017 and $5,650 in the year ended December 31, 2016.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these consolidated financial statements affect the following items:

•	Determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations
•	Variable consideration

•	Other obligations such as product returns and refunds
•	Allowance for doubtful accounts
•	Incurred loss estimates under our insurance policies with large deductibles or retention levels
•	Income taxes
•	Useful lives of tangible and intangible assets
•	Depreciation and amortization
•	Equity compensation
•	Contingencies
•	Goodwill and other intangible assets
•	Fair value of assets acquired and liabilities assumed as part of a business combination

For a description of our significant accounting policies, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K.

For a description of accounting standards adopted during the year ended December 31, 2018, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Also described in Note 2 are pending standards and their estimated effect on our consolidated financial statements.

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosures in this Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings. We could be an “emerging growth company” until the end of our 2019 fiscal year. In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we have the ability to “opt out” of this extended transition period, we are choosing not to do so. Section 107 of the JOBS Act provides that a decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Factors Affecting the Comparability of Our Results of Operations

The Landcadia Business Combination, Convertible Notes, and Public Company Costs.  The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the business combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

In connection with the closing of the Landcadia Business Combination, Waitr Incorporated’s convertible promissory notes (the “Waitr Convertible Notes”), the total outstanding principal par amount of which was approximately $9,954 (carrying value of $8,594) as of November 16, 2018, were either converted into shares of Waitr’s Series AA preferred stock (“Series AA Preferred Stock”), and such new Series AA Preferred Stock were, in turn, exchanged for an aggregate 2,062,354 shares of our post-combination common stock, or redeemed for an amount equal to 1.5 times the amount of principal outstanding and accrued interest thereunder, resulting in an aggregate cash payment of $3,321. The redemption of the Waitr Convertible Notes for cash resulted in a gain on debt extinguishment of $952, representing the carrying value of the redeemed Waitr Convertible Notes as of the redemption date. In addition, immediately after the consummation of the Landcadia Business Combination, we repaid our line of credit, plus origination fees and accrued interest, for a cash amount of approximately $5,575, resulting in a loss on debt extinguishment of $466, representing the balance of the unamortized debt issuance costs on the date of repayment. See “Liquidity and Capital Resources” below.

In 2017, we recorded a non-cash loss on debt extinguishment of $10,537 as a result of a Waitr Convertible Notes amendment that modified the conversion ratio, resulting in the application of extinguishment accounting and representing the difference between the fair value of the amended Waitr Convertible Notes of $18,308 and their carrying amount of $7,771. The conversion and cash redemption of the Waitr Convertible Notes and the exercise of warrants by the lenders under the aforementioned line of credit impacted our statements of operations and stockholders’ equity (deficit) in reporting periods that include the Landcadia Business Combination.

 Waitr Incorporated is Landcadia Holdings, Inc.’s accounting predecessor and the Landcadia Business Combination required us to hire additional staff and implement procedures and processes to address regulatory and customary requirements applicable to public companies. We expect to incur additional annual expenses for additional internal and external accounting, legal and administrative resources, increased audit and legal fees, directors’ and officers’ liability insurance and director fees. We estimate that these incremental costs will amount to between approximately $1,500 and $2,500 per year, resulting in materially higher general and administrative expenses in future periods.

Bite Squad Merger.  The Bite Squad Merger was considered a business combination in accordance with GAAP, and will be accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration is allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired will be recorded as goodwill. The results of operations of Bite Squad will be included in our consolidated financial statements beginning on the acquisition date, January 17, 2019.

In connection with the Bite Squad Merger, we incurred direct and incremental costs through December 31, 2018, of approximately $477, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2018. We will continue to incur costs in connection with the Bite Squad Merger including significant non-recurring transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs. Although we expect the elimination of duplicative costs and other cost synergies over time, we may not achieve this result as quickly as anticipated, resulting in materially higher general and administrative expenses in future periods.

Changes in Fee Structure.   We have made several modifications to our fee structure during the fiscal periods presented in this Form 10-K. Since 2017, our fee structure evolved gradually from a per transaction fee plus a percentage of the food sale amount to one based exclusively on a percentage of the food sale amount, which applied to substantially all Restaurant Partners in most markets since November 2017. In early 2018, we also established a new multi-tier fee structure, allowing new Restaurant Partners to elect a higher fee rate in lieu of paying the one-time set-up and integration fee. As a result of these changes, which progressively resulted in modestly higher fees, our revenue and operating margins may not be comparable between periods, and future changes in fee structure could impact the comparability of results with future periods.

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we generally experience a relative increase in diner activity from September to May and a relative decrease in diner activity from June to August due to school summer breaks and other vacation periods. In addition, restaurants tend to close on certain holidays, including Thanksgiving and Christmas Eve-Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Consequently, our results between quarters, or between periods that include prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather, may vary.

Acquisition Pipeline.   We actively maintain and evaluate a pipeline of potential acquisitions and expect to be acquisitive in the future. Potentially significant future business acquisitions may impact the comparability of our results in future periods with those for prior periods.

Key Factors Affecting Our Performance

Efficient Market Expansion.   Our continued revenue growth and path to improved cash flow and profitability is dependent on successful penetration of our target markets and achieving our targeted scale in current and future markets. Once a target market is identified, our market launch playbook calls for hiring a city/market manager to interview, hire, and onboard new drivers, while our corporate and business development team is simultaneously deployed in-market to onboard an appropriate selection of strategically located and diverse restaurants. A local awareness and marketing campaign is typically commenced ahead of launch and temporarily ramped up simultaneously with operational launch, which is driven by the acquisition of a targeted number of Restaurant Partners and drivers. Delay or failure in achieving positive market-level margins (exclusive of indirect and corporate overhead costs) could adversely affect our working capital, which in turn, could slow our growth plans.

We typically target markets that we estimate could achieve sustainable, positive market-level margins that support market operating cash flows and profits, improve efficiency, and appropriately leverage the scale of our advertising, marketing, research and development, and other corporate resources. Historically, we estimate that we have reached positive market-level margins (exclusive of indirect and corporate overhead costs) approximately six months, on average, following market launch. Our financial condition, cash flows, and results of operations depend, in significant part, on our ability to achieve and sustain our target profitability thresholds in our markets.

Waitr’s Restaurant and Diner Network.   Our continued growth is driven in significant part by our ability to successfully expand our network of Restaurant Partners and diners using the Platforms. We believe that our Restaurant Partner retention strategy, combining a modest Restaurant Partner set-up and integration fee investment with our differentiated, value-added services fosters Restaurant Partner loyalty and incentivizes Restaurant Partners to drive business toward the Platforms. We also believe that our brand recognition, driven by our strong regional presence and employee delivery drivers, accessible customer service, and flat diner fee further contributes to diner loyalty. We had approximately 8,500, 3,600 and 1,000 Restaurant Partners on the Waitr Platform at December 31, 2018, 2017 and 2016, respectively. The acquisition of Bite Squad on January 17, 2019 added more than 11,800 restaurants to our operations.

Key Business Metrics

Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

Active Diners. The number of diner accounts from which an order has been placed through the Waitr Platform during the past twelve months (as of the end of the relevant period).

Average Daily Orders. The number of orders during the period divided by the number of days in that period.

Gross Food Sales.  The total food and beverage sales, sales taxes, prepaid gratuities, and diner fees processed through the Waitr Platform during a given period. Gross Food Sales are different than the order value upon which we charge our fee to Restaurant Partners, which excludes gratuities and diner fees. We currently also charge a diner fee of $5 per delivery order in most of our markets, which is included in our revenue. Prepaid gratuities, which are not included in our revenue, are determined by diners and may differ from order to order. Gratuities other than prepaid gratuities, such as cash tips, are not included in Gross Food Sales.

Average Order Size. Gross Food Sales for a given period divided by the number of orders during the same period.

	Years ended December 31,
	2018	2017	2016
Active Diners (as of period end)	989,000	419,430	117,887
Average Daily Orders	21,860	9,315	2,395
Gross Food Sales (dollars in thousands)	$278,833	$121,081	$31,430
Average Order Size	$34.95	$35.61	$35.96

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on our Platforms. Under the Waitr Platform, we engage a third-party payment processor to collect the total amount of the order from the diner, who must use a credit or debit card to pay for their meal, and remit the net proceeds, less our fee, the diner fee and any gratuity amount, to the Restaurant Partner on a daily basis. Because we are acting as an agent of the Restaurant Partner in the transaction, we recognize as revenue only our fees (which are assessed as a percentage of the total food sales and related sales taxes, exclusive of diner fees and gratuities for delivery orders, net of any diner promotions or refunds to diners) and diner fees. Gratuities are not included in revenue because they are passed through to delivery drivers. Revenues from diner orders are recognized when orders are delivered. We also generate revenue from setup and integration fees collected from Restaurant Partners to onboard them onto the Waitr Platform (these are recognized on a straight-line basis over the anticipated period of benefit, currently determined to be two years) and subscription fees from Restaurant Partners that opt to pay a monthly fee in lieu of a lump sum setup and integration fee. Revenue also includes, to a significantly lesser extent, grocery diner fees (since the launch of this service in select markets in March 2017), and fees for restaurant marketing and data services. Waitr generally presents relevant restaurants on its applications in order of proximity to the diner and does not allow restaurants to pay to promote themselves within the Waitr Platform.

Cost and Expenses

Operations and Support. Operations and support expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including drivers, who are mainly full-time and part-time employees and comprise a substantial majority of our employee base, as well as city/market managers, restaurant onboarding, photography, and driver logistics personnel, and payment processing costs for customer orders.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation and bonuses for sales and sales support personnel, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display, team sponsorships (the costs of which are recognized on a straight line basis over the useful period of the contract) and print marketing.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platforms.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation and bonuses for executive, finance and accounting, human resources and administrative employees, third-party legal, accounting, and other professional services, insurance (including workers’ compensation, auto liability and general liability), travel, facilities rent, and other corporate overhead costs.

Depreciation and Amortization.  Depreciation and amortization expenses consist primarily of amortization of capitalized software development and depreciation of leasehold improvements, furniture, and equipment, primarily tablets deployed in restaurants. We do not allocate depreciation and amortization expense to other line items.

Impairment of Intangible Assets.    Impairment of intangible assets consists primarily of write-downs of intangible assets, which relate primarily to technology acquired as a result of our acquisition of Requested, Inc., resulting from a shift in our strategy that impacted the expected usage of the acquired technology, as well as minor impairments related to the replacement of internally developed software code.

Other Expenses (Income) and Losses (Gains), Net.    Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt, which in relevant periods consisted principally of accrued interest from convertible promissory notes.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Years ended December 31,
(in thousands, except percentages (1))	2018	% of Revenue	2017	% of Revenue	2016	% of Revenue
Revenue	$69,273	100%	$22,911	100%	$5,650	100%
Costs and expenses:
Operations and support (2)	51,428	74%	20,970	92%	4,785	85%
Sales and marketing (2)	15,695	23%	5,661	25%	1,359	24%
Research and development	3,913	6%	1,586	7%	395	7%
General and administrative (2)	31,148	45%	9,437	41%	4,161	74%
Depreciation and amortization	1,223	2%	723	3%	267	5%
Impairment of intangible assets	—	0%	584	3%	5	0%
Loss on disposal of assets	9	0%	33	0%	3	0%
Total costs and expenses	103,416	149%	38,994	170%	10,975	194%
Loss from operations	(34,143)	(49%)	(16,083)	(70%)	(5,325)	(94%)
Other expenses (income) and losses (gains), net:
Interest expense, net	1,416	2%	281	1%	4,467	79%
(Gain) loss on derivatives	(337)	0%	52	0%	(484)	(9%)
(Gain) loss on debt extinguishment	(486)	(1%)	10,537	46%	(599)	(11%)
Other expenses (income)	2	0%	(52)	0%	8	0%
Net loss before income tax expense (benefit)	(34,738)	(50%)	(26,901)	(117%)	(8,717)	(154%)
Income tax expense (benefit)	(427)	(1%)	6	0%	5	0%
Net loss	$(34,311)	(50%)	$(26,907)	(117%)	$(8,722)	(154%)

(1)	Percentages may not foot due to rounding
(2)

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total costs and expenses, loss from operations or net loss for the period. See Note 2 – Basis of Presentation and Summary of Significant Policies to our consolidated financial statements in this Form 10-K for further details.

Revenue

2018 compared to 2017

Revenue increased by $46,362, or 202%, to $69,273 in the year ended December 31, 2018 from $22,911 in the year ended December 31, 2017, due primarily to increased transaction volume, reflecting continued adoption in existing markets, our expanded footprint into new markets as well as a modestly higher fee structure. We opened 24 markets during 2018, compared to opening 10 markets during 2017, while Average Daily Orders and Gross Food Sales increased in 2018 to 21,860 and $278,833, respectively, from 9,315 and $121,081, respectively, in 2017. Average Order Size remained relatively consistent between periods.

2017 compared to 2016

Revenue increased by $17,261, or 306%, to $22,911 in the year ended December 31, 2017 from $5,650 in the year ended December 31, 2016. We opened 10 markets during 2017, compared to opening 12 markets in 2016, while Average Daily Orders and Gross Food Sales increased to 9,315 and $121,081, respectively, in 2017 from 2,395 and $31,430, respectively, in 2016. Average Order Size remained relatively consistent between periods, while 2017 reflected two months of our new, higher restaurant fee structure.

Operations and Support

2018 compared to 2017

Operations and support expenses increased by $30,458, or 145%, to $51,428 in the year ended December 31, 2018 from $20,970 in the year ended December 31, 2017, due to increased business volume. As a percentage of revenue, operations and support expenses decreased to 74% in 2018 from 92% in 2017, primarily due to improved scale, as customer service and certain in-market support costs tend to increase more slowly than the increase in revenue growth in growing markets.

2017 compared to 2016

Operations and support expenses increased by $16,185, or 338%, to $20,970 in the year ended December 31, 2017 from $4,785 in the year ended December 31, 2016, primarily due to the increased scope and scale of operations, including ramp-up expenses in anticipation of continued volume increases in existing markets combined with planned geographical expansion. As a percentage of revenue, operations and support expenses increased to 92% in 2017 from 85% in 2016.

Sales and Marketing

2018 compared to 2017

Sales and marketing expense increased by $10,034, or 177%, to $15,695 in the year ended December 31, 2018 from $5,661 in the year ended December 31, 2017, primarily due to increased digital marketing spend of approximately $3,153, increased stock-based compensation of $1,665 and increased headcount and sales commissions for business development managers attributable to our entry into new markets. As a percentage of revenue, sales and marketing expense decreased to 23% in 2018 from 25% in 2017, due to improved scale.

2017 compared to 2016

Sales and marketing expense increased by $4,302, or 317%, to $5,661 in the year ended December 31, 2017 from $1,359 in the year ended December 31, 2016, primarily due to market expansion and entry into new sponsorship contracts. As a percentage of revenue, sales and marketing expense remained relatively consistent, at 25% in 2017 and 24% in 2016.

Research and Development

2018 compared to 2017

Research and development expense increased by $2,327, or 147%, to $3,913 in the year ended December 31, 2018 from $1,586 in the year ended December 31, 2017, primarily due to the addition of personnel focused on research and development activities and increased stock-based compensation.

2017 compared to 2016

Research and development expense increased by $1,191, or 302%, to $1,586 in the year ended December 31, 2017 from $395 in the year ended December 31, 2016, reflecting efforts to improve application functionality and an increase in stock-based compensation expense for research and development employees.

General and Administrative

2018 compared to 2017

General and administrative expense increased by $21,711, or 230%, to $31,148 in the year ended December 31, 2018 from $9,437 in the year ended December 31, 2017, due primarily to business combination-related professional and other costs of $6,245, increased auto liability and workers’ compensation insurance premiums related to increased headcount and business volume. Additionally, stock-based compensation increased by $8,593, the majority of which was attributable to the accelerated vesting of certain management stock-based awards upon the consummation of the Landcadia Business Combination. As a percentage of revenue, general and administrative expense increased to 45% in 2018 compared to 41% in 2017. Without transaction costs and stock-based compensation incurred in 2018, general and administrative expense would have been $15,613, or 23% of revenue.

2017 compared to 2016

General and administrative expense increased by $5,276, or 127%, to $9,437 in the year ended December 31, 2017 from $4,161 in the year ended December 31, 2016, driven primarily by the significant increase in our transaction volume and operational scale, as described above. As a percentage of revenue, general and administrative expense decreased to 41% in 2017 from 74% in 2016, primarily due to scale, reflecting the significant increase in revenue described above. General and administrative expense tends to be scalable and thus, generally increases at a slower pace than revenue (excluding non-recurring transaction and similar costs), as a significant portion of these costs is fixed.

Depreciation and Amortization

2018 compared to 2017

Depreciation and amortization expenses increased by $500, or 69%, to $1,223 in the year ended December 31, 2018 compared to $723 in the year ended December 31, 2017, reflecting the increase in Restaurant Partners and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expenses decreased to 2% in 2018 from 3% in 2017.

2017 compared to 2016

Depreciation and amortization expenses increased by $456, or 171%, to $723 in the year ended December 31, 2017 compared to $267 in the year ended December 31, 2016, reflecting the increase in Restaurant Partners and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expenses decreased to 3% in 2017 from 5% in 2016.

Other Expenses (Income) and Losses (Gains), Net

2018 compared to 2017

Other expenses (income) and losses (gains), net totaled $595 in 2018 and $10,818 in 2017, reflecting mainly, for 2017, a $10,537 debt extinguishment loss related to the Waitr Convertible Notes amendment, as described above.

2017 compared to 2016

Other expenses (income) and losses (gains), net were $10,818 in 2017 and $3,392 in 2016, reflecting mainly, for 2017, a $10,537 debt extinguishment loss related to the Waitr Convertible Notes amendment, as described above, and interest expense of  $281 and, for 2016, interest expense of $4,467 related to then-outstanding convertible promissory notes (which were issued in late 2015 and 2016 and subsequently converted into equity, as described in Note 9 – Debt to our consolidated financial statements in this Form 10-K) and was partially offset by gains on derivatives and from debt extinguishment totaling $1,083 in 2016. A substantial majority of the 2016 interest expense amount was attributable to the derecognition of unamortized debt discount at the time of the convertible promissory notes conversion, which was booked as an increase in interest expense (with a corresponding increase in paid in capital).

Income Tax Expense (Benefit)

2018 compared to 2017

Income tax benefit was $(427) in 2018 and income tax expense was $6 in 2017. The income tax benefit in 2018 was largely due to the reversal of Landcadia Holdings, Inc.’s previously estimated income tax payable, which upon consummation of the Landcadia Business Combination, the Company succeeded to Waitr Incorporated’s net operating loss carryforwards, portions of which can be utilized against current and future taxable income. A partial valuation allowance has been recorded as of December 31, 2018 and 2017 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

2017 compared to 2016

Income tax expense was $6 in 2017 and $5 in 2016.

Net Loss

2018 compared to 2017

Net loss increased by $7,404, or 28%, to $34,311 in the year ended December 31, 2018 from $26,907 in the year ended December 31, 2017, for the reasons discussed above.

2017 compared to 2016

Net loss increased by $18,185, or 208%, to $26,907 in the year ended December 31, 2017 from $8,722 in the year ended December 31, 2016, for the reasons discussed above.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had cash on hand of approximately $209,340, consisting primarily of cash and money market deposits. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans, proceeds from the unsecured line of credit and the cash assumed from the Landcadia Business Combination. As of December 31, 2018, we had total outstanding long-term debt of $85,000, consisting of $25,000 of Term Loans and $60,000 of Notes (as defined below), and $658 outstanding under a short-term loan. On January 17, 2019, we completed the acquisition of Bite Squad, using approximately $198,671 in cash to fund a portion of the acquisition. Additionally, on January 17, 2019, Intermediate Holdings and the Company’s wholly-owned indirect subsidiary Waitr Inc., entered into that certain Amendment No. 1 to Credit and Guaranty Agreement (the “Credit Agreement Amendment”) with the various lenders party thereto and Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, which amended the Credit Agreement in order to provide to the Company additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080 (the “Additional Term Loans,” together with the Existing Term Loans, the “Term Loans”), the proceeds of which were used to finance a portion of the consideration for the Bite Squad Merger.

As of March 13, 2019, we had cash on hand of approximately $49,000, total outstanding long-term debt of $127,080, consisting of $67,080 of Term Loans and $60,000 of Notes, and $219 outstanding under the short-term loan. We believe that our existing cash will be sufficient to meet our working capital requirements for at least the next twelve months. Our liquidity assumptions may, however, prove to be incorrect, and we may decide to utilize available financial resources sooner than currently expected in order to strengthen our liquidity position, fund additional growth initiatives and/or acquire other businesses, pursuant to which we may incur additional debt and/or issue additional debt, equity or equity-linked securities (in public or private offerings). However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods. See “— Indebtedness” below for definitions of Credit Agreement, Debt Facility and Existing Term Loans and for additional details of the Company’s indebtedness.

Indebtedness

Debt Facility

On November 15, 2018, in connection with the Closing, Merger Sub (now Waitr Inc.), as borrower, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Luxor Capital, as administrative agent, collateral agent and lead arranger, the various lenders party thereto, Intermediate Holdings, and certain subsidiaries of Waitr Inc., as guarantors. The Credit Agreement provides for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Existing Term Loans”). In addition to a number of customary covenants, the Credit Agreement and Credit Agreement Amendment (described below) require Intermediate Holdings to maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. For additional details on the Existing Term Loans and the Debt Facility, see Part II, Item 8, Note 9 – Debt, to our consolidated financial statements in this Form 10-K.

On January 17, 2019, Intermediate Holdings and the Company’s wholly-owned indirect subsidiary Waitr Inc. entered into the Credit Agreement Amendment with the various lenders party thereto and Luxor Capital, as administrative agent and collateral agent, which amends the Credit Agreement in order to provide to the Company additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080, the proceeds of which were used to finance a portion of the consideration for the Bite Squad Merger. For additional details on the Additional Term Loans, see Part II, Item 8, Note 19 – Subsequent Events, to our consolidated financial statements in this Form 10-K.

Notes

On November 15, 2018, in connection with the Closing, the Company entered into a convertible notes credit agreement, pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP in the aggregate principal amount of $60,000 (the “Notes”). For additional details on the Notes, see Part II, Item 8, Note 9 – Debt, to our consolidated financial statements in this Form 10-K.

Line of Credit

On July 2, 2018, Waitr Incorporated entered into a loan agreement with a group of lenders for an unsecured line of credit. The group of lenders consisted of certain board members, stockholders and affiliates of stockholders of Waitr Incorporated. The loan’s maximum principal amount was $5,000 and it carried an annual simple interest rate of 12.5% due at maturity, with interest paid quarterly on September 30, December 31, March 31 and June 30 of each year. In connection with advances made under the loan agreement, Waitr Incorporated was required to issue warrants to the lenders (the “Line of Credit Warrants”), providing the lenders the right to purchase a number of common shares of Waitr Incorporated equal to the principal amount multiplied by 6.75% and divided by the Exercise Price. The Exercise Price of the Line of Credit Warrants, as defined by the loan agreement, was either (1) $8.022, in the event that the Closing took place under the Landcadia Merger Agreement, or (2) the price that was eighty percent of the price per share of the Company’s equity securities issued in the next preferred equity financing of at least $10,000.

Up to the consummation of the Landcadia Business Combination, the Company borrowed the maximum $5,000 principal amount available under the line of credit. On November 16, 2018, immediately after the consummation of the Landcadia Business Combination, we repaid the line of credit in full for a cash amount of $5,575, which included the payment of a $500 origination fee and accrued interest of $75. In addition, the lenders exercised their Line of Credit Warrants, receiving 37,735 shares of the Company’s common stock, for which we received $337 in cash, pursuant to the terms of the warrants.

Short-term Loan

On June 4, 2018, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $2,172, payable in monthly installments, until maturity. The loan matures on March 21, 2019 and carries an annual interest rate of 3.39%. As of December 31, 2018, $658 was outstanding under such loan.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for Restaurant Partners, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Years ended December 31,
(in thousands)	2018	2017	2016

Net cash used in operating activities	$(15,842)	$(12,411)	$(4,497)
Net cash used in investing activities	(3,761)	(1,874)	(826)
Net cash provided by financing activities	224,996	14,947	8,334

Cash Flows Used In Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $15,842, compared to $12,411 for the same period in 2017, primarily reflecting the payment of business combination-related expenses of $5,768 in 2018.

For the year ended December 31, 2017, net cash used in operating activities was $12,411 compared to $4,497 for the year ended December 31, 2016, primarily reflecting increased cash operating expenses attributable to market growth and new market expansion efforts.

Cash Flows Used In Investing Activities

Our primary investing activities during all of the periods presented was the purchase of property and equipment, comprised primarily of computer tablets for our Restaurant Partners. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are devoted exclusively to the Waitr Platform. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

For the year ended December 31, 2018, net cash used in investing activities was $3,761 compared to $1,874 for the year ended December 31, 2017 and $826 for the year ended December 31, 2016.

Cash Flows Provided By Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $224,996, primarily reflecting net cash assumed from the Landcadia Business Combination of $143,648 and proceeds from the issuance of the Term Loans and Notes of $85,000, less $3,050 of related debt issuance costs. During the year ended December 31, 2018, we borrowed $5,000 under our unsecured line of credit and repaid in full the $5,000 of borrowings. Additionally, we borrowed $2,172 under a short-term loan to finance a portion of our insurance premium obligations and made repayments of $1,514 on such loan during the year ended December 31, 2018. Also included in net cash provided by financing activities for the year ended December 31, 2018 was $1,470 of proceeds related to the issuance of the Waitr Convertible Notes in the first quarter of 2018 and payments of $3,207 for the redemption of certain of the Waitr Convertible Notes in connection with the Landcadia Business Combination.

Net cash provided by financing activities totaled $14,947 for the year ended December 31, 2017, which primarily reflected proceeds from issuances of 2,341,477 shares of Series AA preferred stock in the first quarter of 2017 of $7,224 and proceeds from the issuance of Waitr Convertible Notes of $7,684.

For the year ended December 31, 2016, cash provided by financing activities was $8,334, consisting of proceeds from debt and equity issuances in approximately equal proportions.

Contractual Obligations and Other Commitments

At December 31, 2018, we had corporate offices in Lake Charles and Lafayette, Louisiana, as well as smaller offices across the Southeastern United States. Our office leases expire on various dates through August 2026. We recognize rent expense on a straight-line basis over the relevant lease period.

Our debt and interest payments and future minimum payments under non-cancellable operating leases for equipment and office facilities, workers’ compensation obligation and monthly loan payments were as follows as of December 31, 2018:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
Debt (1)	$—	$—	$85,000	$—	$85,000
Interest due on debt (2)	2,383	4,772	2,082	—	9,237
Operating lease obligations	727	1,860	1,187	1,336	5,110
Workers’ compensation liability (3)	409	197	34	677	1,317
Loan agreement (4)	662	—	—	—	662
Total	$4,181	$6,829	$88,303	$2,013	$101,326

(1)

Debt includes amounts due under the Debt Facility and Notes as of December 31, 2018. On January 17, 2019, in connection with the Bite Squad Merger, the Credit Agreement Amendment provided an additional $42,080 under the Debt Facility, due on November 15, 2022.

(2)	Interest due on debt assumes no prepayments under the Debt Facility and assumes all interest payments are paid in cash. Interest on the Notes assumes no conversion prior to the maturity of the Notes.
(3)

On November 27, 2017, Guarantee Insurance Company (“GIC”), our former workers’ compensation insurer, was ordered into the receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering our outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. Our net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed our outstanding claim as ineligible for coverage and we executed a promissory note in January 2019 for the repayment of the $588 paid by LIGA with respect to our claim. The terms of the promissory note provide for equal monthly payments of $32 over 17 months. As of December 31, 2018, we estimate that we have $761 in additional workers’ compensation liabilities outstanding with respect to the GIC claims, excluding the LIGA promissory note, which we expect will be recognized ratably over approximately 40 years.

(4)

On June 4, 2018, we entered into a loan agreement with First Insurance Funding to finance our commercial insurance premiums. The loan is payable in monthly installment payments, until maturity. The loan matures on March 21, 2019 and carries an annual interest rate of 3.39%.

Contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, while obligations under other contracts that we can cancel without a significant penalty are not included.

We are also a party to certain ordinary course multi-year sponsorship agreements, but have no material long-term purchase obligations outstanding with any vendors or other third parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of December 31, 2018, we had outstanding long-term debt totaling $85,000, consisting of $25,000 of Term Loans and $60,000 of Notes, all of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at December 31, 2018. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

We invest excess cash primarily in bank accounts and money market accounts, on which we earn interest. Our current investment strategy is to preserve principal and provide liquidity for our operating and market expansion needs. Since our investments have been and are expected to remain mainly short-term in nature, we do not believe that changes in interest rates would have a material effect on the fair market value of our investments or our operating results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Item 8.  Financial Statements and Supplementary Data

Information concerning this Item begins on Page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting that would require our independent registered public accounting firm to qualify or disclaim its report on our financial statements or otherwise require disclosure in this Form 10-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting should be designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to the timing of the transaction by which the Company, previously a private operating company, became the surviving issuer in a reverse acquisition. See Part I, Item 1. Business – Corporate History for details on the Landcadia Business Combination. Management will use the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) to assess internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Code of Conduct. The Company has adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company. The Code of Conduct is available on the Company’s website at investors.waitrapp.com under “Corporate Governance.” The Company intends to post on its website all disclosures that are required by law or Nasdaq listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The information required by Item 11 will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following Consolidated Financial Statements, notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the three years in the period ended December 31, 2018

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2018

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2018

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 16, 2018, by and between the Company, Landcadia Merger Sub Inc. and Waitr Incorporated (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 17, 2018).

2.2

Agreement and Plan of Merger, dated as of December 11, 2018, by and between the Company, Wingtip Merger Sub, Inc. and BiteSquad.com, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on December 12, 2018).

2.3

Stock Purchase Agreement, dated as of December 11, 2018, by and among the Company, Bregal Sagemount II L.P., Bregal Sagemount II-A L.P. and Bregal Sagemount II-B L.P. and BiteSquad.com,LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on December 12, 2018).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.3

Warrant Agreement, dated May 25, 2016, between the Company and Continental Stock Transfer &Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2016).

4.4

Amendment No. 1 to Warrant Agreement, dated as of February 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on February 25, 2019).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.1

Convertible Promissory Note, dated August 21, 2018, issued to Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 23, 2018).

10.2

Commitment Letter, dated as of October 2, 2018, by and among the Company, Landcadia Merger Sub, Inc. and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on October 3, 2018).

10.3

Commitment Letter, dated as of December 11, 2018, by and among Luxor Capital Group, LP, the Company and Waitr Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on December 12, 2018).

10.4

Credit and Guaranty Agreement, dated as of November 15, 2018, by and among Waitr Inc., as Borrower, Waitr Intermediate Holdings, LLC, certain subsidiaries of Waitr Inc., as Guarantors, various lenders and Luxor Capital Group, LP, as Administrative Agent, Collateral Agent and Lead Arranger (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.5

Amendment No. 1 to Credit and Guaranty Agreement, dated as of January 17, 2019, by and among Waitr Inc., as Borrower, Waitr Intermediate Holdings, LLC, the various lenders and Luxor Capital Group, LP, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

Exhibit No.	Description

10.6

Pledge and Security Agreement, dated as of November 15, 2018, by and among Waitr Inc., Waitr Intermediate Holdings, LLC and certain subsidiaries of Waitr Inc., as Grantors, and Luxor Capital Group, LP, as Collateral Agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.7

Credit Agreement, dated November 15, 2018, by and among the Company, as Borrower, various lenders and Luxor Capital Group, LP, as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.8

Amendment No. 1 to Credit Agreement, dated as of January 17, 2019, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.9	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.10

Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.11

Registration Rights Agreement, dated November 15, 2018, by and among the Company and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.12

Form of Registration Rights Agreement by and among Waitr Holdings Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.13

Letter Agreement, dated November 15, 2018, by and among the Company, Luxor Capital Group, LP, Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP. (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.14*

Employment Agreement, dated November 15, 2018, by and between the Company and Christopher Meaux (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.15*

Offer Letter, dated November 15, 2018, by and between the Company and Travis Boudreaux (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.16*

Offer Letter, dated November 15, 2018, by and between the Company and Manuel Rivero (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.17*

Offer Letter, dated November 15, 2018, by and between the Company and David Pringle (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.18*

Offer Letter, dated November 15, 2018, by and between the Company and Joseph Stough (incorporated by reference to Exhibit 10.14 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.19*

Offer Letter, dated November 15, 2018, by and between the Company and Sonny Mayugba (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.20*

Offer Letter, dated November 15, 2018, by and between the Company and Addison Killebrew (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.21*

Offer Letter, dated February 11, 2019, by and between the Company and Jeff Yurecko (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on February 11, 2019).

Exhibit No.	Description

10.22*	Offer Letter, dated February 1, 2019, by and between the Company and Damon Schramm.

10.23*

Consulting Agreement, dated November 15, 2018, by and between the Company and Steven L. Scheinthal (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.24*

Consulting Agreement, dated November 15, 2018, by and between the Company and Richard H. Liem (incorporated by reference to Exhibit 10.18 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.25*

Separation and Transition Agreement, dated February 11, 2019, by and between Waitr Holdings Inc. and David Pringle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on February 11, 2019).

10.26	Form of Lockup Agreement (incorporated by reference to Exhibit 10.19 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.27	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.29*	Waitr Holdings Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.30*

Letter Agreement, dated May 25, 2016, by and among the Company, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2016).

10.31*

Letter Agreement, dated May 25, 2016, by and among the Company and Mark Kelly (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2016).

10.32*

Letter Agreement, dated August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 23, 2016).

10.33*

Letter Agreement, dated May 8, 2017, by and between the Company and Michael S. Chadwick (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2017).

10.34*

Amendment to Letter Agreement, dated as of May 31, 2018, by and among the Company, Jefferies Financial Group Inc., Fertitta Entertainment, Inc., Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal and Nicholas Daraviras (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2018).

10.35*

Amendment to Letter Agreement, dated as of May 31, 2018, by and between the Company and Mark Kelly (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2018).

10.36*

Amendment to Letter Agreement, dated as of June 11, 2018, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2018).

10.37*

Amendment to Letter Agreement, dated as of June 11, 2018, by and between the Company and Michael S. Chadwick (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2018).

Exhibit No.	Description

16.1	Letter from Marcum LLP to the SEC, dated November 21, 2018 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-229380) filed by the Company on January 25, 2019).

23.1	Consent of Moss Adams LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Indicates a management contract or compensatory plan

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ David Pringle
David Pringle
Chief Financial Officer
(Principal Financial Officer)
March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 14, 2019.

Signature	Title

/s/ Christopher Meaux	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Christopher Meaux

/s/ David Pringle	Chief Financial Officer (Principal Financial Officer)
David Pringle

/s/Karl D. Meche	Chief Accounting Officer (Principal Accounting Officer)
Karl D. Meche

/s/ Tilman J. Fertitta	Director
Tilman J. Fertitta

/s/ Scott Fletcher	Director
Scott Fletcher

/s/ Jonathan Green	Director
Jonathan Green

/s/ Joseph LeBlanc	Director
Joseph LeBlanc

/s/ Kian Salehi	Director
Kian Salehi

/s/ Steven L. Scheinthal	Director
Steven L. Scheinthal

/s/ William Gray Stream	Director
William Gray Stream

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Waitr Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waitr Holdings Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Los Angeles, California

March 14, 2019

We have served as the Company’s auditor since 2018.

WAITR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$209,340	$3,947
Accounts receivable, net of allowance for doubtful accounts of $175 and $50 as of December 31, 2018 and 2017, respectively	3,687	2,124
Capitalized contract costs, current	1,869	947
Prepaid expenses and other current assets	4,548	363
TOTAL CURRENT ASSETS	219,444	7,381
Property and equipment, net	4,551	1,874
Capitalized contract costs, noncurrent	827	477
Goodwill	1,408	1,408
Intangible assets, net	261	243
Other noncurrent assets	61	24
TOTAL ASSETS	$226,552	$11,407
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,827	$247
Gratuities payable	790	372
Accrued payroll	2,265	578
Short-term loan	658	—
Deferred revenue, current	3,314	1,630
Income tax payable	25	6
Accrued interest	—	156
Other current liabilities	4,716	177
TOTAL CURRENT LIABILITIES	13,595	3,166
Long-term debt	80,985	7,484
Bifurcated embedded derivatives on convertible notes	—	250
Accrued workers’ compensation liability	908	1,250
Deferred revenue, noncurrent	1,356	728
Other noncurrent liabilities	217	39
TOTAL LIABILITIES	97,061	12,917
Commitment and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock: Seed I, $0.00001 par value; no shares authorized at December 31, 2018 and 3,413,235 shares authorized, issued, and outstanding at December 31, 2017	—	—
Convertible preferred stock: Seed II, $0.00001 par value; no shares authorized at December 31, 2018 and 3,301,326 shares authorized, issued, and outstanding at December 31, 2017	—	—
Convertible preferred stock: Seed AA, $0.00001 par value; no shares authorized at December 31, 2018 and 7,330,290 shares authorized and 7,264,489 shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.00001 par value; no shares authorized at December 31, 2018 and 30,752,543 shares authorized and 10,050,180 shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 249,000,000 shares authorized and 54,035,538 shares issued and outstanding at December 31, 2018 and no shares authorized at December 31, 2017	5	—
Additional paid in capital	200,417	35,110
Accumulated deficit	(70,931)	(36,620)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	129,491	(1,510)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$226,552	$11,407

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
REVENUE	$69,273	$22,911	$5,650
COSTS AND EXPENSES:
Operations and support	51,428	20,970	4,785
Sales and marketing	15,695	5,661	1,359
Research and development	3,913	1,586	395
General and administrative	31,148	9,437	4,161
Depreciation and amortization	1,223	723	267
Impairment of intangible assets	—	584	5
Loss on disposal of assets	9	33	3
TOTAL COSTS AND EXPENSES	103,416	38,994	10,975
LOSS FROM OPERATIONS	(34,143)	(16,083)	(5,325)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense, net	1,416	281	4,467
(Gain) loss on derivatives	(337)	52	(484)
(Gain) loss on debt extinguishment	(486)	10,537	(599)
Other expenses (income)	2	(52)	8
NET LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(34,738)	(26,901)	(8,717)
Income tax expense (benefit)	(427)	6	5
NET LOSS	$(34,311)	$(26,907)	$(8,722)
LOSS PER SHARE:
Basic and diluted	$(2.18)	$(2.69)	$(1.02)
Weighted average common shares outstanding – basic and diluted	15,745,065	9,995,031	8,578,198

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015 (as previously reported)	3,804,763	$—	481,021	$—	—	$—	9,000,000	$—	$704	$(991)	$(287)
Conversion of shares	(391,528)	—	(49,500)	—	—	—	(926,142)	—	—	—	—
Balances at December 31, 2015, effect of reverse acquisition (see Note 3)	3,413,235	$—	431,521	$—	—	$—	8,073,858	$—	$704	$(991)	$(287)
Net loss	—	—	—	—	—	—	—	—	—	(8,722)	(8,722)
Stock-based compensation	—	—	—	—	—	—	—	—	144	—	144
Equity issued in exchange for services	—	—	—	—	—	—	—	—	452	—	452
Issuance of stock	—	—	1,497,483	—	904,994	—	—	—	4,246	—	4,246
Conversion of convertible notes to Preferred Seed II stock	—	—	1,372,322	—	—	—	—	—	1,040	—	1,040
Conversion of convertible notes to Preferred Seed AA stock	—	—	—	—	4,226,962	—	—	—	4,384	—	4,384
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	2,930	—	2,930
Stock issued as consideration for the acquisition of Requested, Inc.	—	—	—	—	—	—	1,614,772	—	2,196	—	2,196
Balances at December 31, 2016	3,413,235	$—	3,301,326	$—	5,131,956	$—	9,688,630	$—	$16,096	$(9,713)	$6,383
Net loss	—	—	—	—	—	—	—	—	—	(26,907)	(26,907)
Stock-based compensation	—	—	—	—	—	—	—	—	1,199	—	1,199
Equity issued in exchange for services	—	—	—	—	—	—	262,964	—	120	—	120
Exercise of stock options	—	—	—	—	—	—	98,586	—	5	—	5
Issuance of stock	—	—	—	—	2,100,528	—	—	—	7,224	—	7,224
Debt premium recorded to equity	—	—	—	—	—	—	—	—	10,444	—	10,444
Conversion of convertible notes to Preferred Seed AA stock	—	—	—	—	32,005	—	—	—	22	—	22
Balances at December 31, 2017	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$35,110	$(36,620)	$(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(34,311)	(34,311)
Exercise of stock options	—	—	—	—	—	—	562,028	—	97	—	97
Vested Waitr options exchanged for common stock	—	—	—	—	—	—	3,018,553	—	—	—	—
Line of Credit Warrant exercises	—	—	—	—	—	—	37,735	—	380	—	380

2014 Warrants exchanged for common stock	—	—	—	—	—	—	405,884	—	—	—	—
Conversion of preferred stock to common stock	(3,413,235)	—	(3,301,326)	—	(7,264,489)	—	13,979,050	—	—	—	—
Debt Warrants issued in connection with Luxor term loan	—	—	—	—	—	—	—	—	1,569	—	1,569
Conversion of convertible notes to common stock	—	—	—	—	—	—	2,062,354	—	5,360	—	5,360
Waitr shares redeemed for cash	—	—	—	—	—	—	(7,168,303)	—	(71,683)	—	(71,683)
Merger recapitalization (see Note 3)	—	—	—	—	—	—	31,203,841	5	214,853	—	214,858
Stock-based compensation	—	—	—	—	—	—	—	—	9,580	—	9,580
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	3,359	—	3,359
Equity issued in exchange for services	—	—	—	—	—	—	—	—	120	—	120
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,530	—	1,530
Balances at December 31, 2018	—	$—	—	$—	—	$—	54,035,538	$5	$200,417	$(70,931)	$129,491

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(34,311)	$(26,907)	$(8,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,206	125	4,467
Non-cash advertising expense	603	—	—
Stock-based compensation	9,580	1,199	144
Equity issued in exchange for services	120	120	452
Equity compensation on Requested Amendment	3,359	—	—
Loss on disposal of assets	9	33	3
Depreciation and amortization	1,223	723	267
Impairment of intangible assets	—	584	5
Amortization of capitalized contract costs	1,513	589	132
(Gain) loss on derivatives	(337)	52	(484)
(Gain) loss on debt extinguishment	(486)	10,537	(599)
Other non-cash expense	75	—	—
Changes in assets and liabilities:
Accounts receivable	(1,563)	(1,362)	(727)
Capitalized contract costs	(2,785)	(1,498)	(576)
Prepaid expenses and other current assets	(3,789)	(324)	(33)
Payments for lease deposits	(37)	—	(24)
Accounts payable	1,580	188	16
Gratuities payable	418	187	180
Deferred revenue	2,312	1,449	801
Income taxes payable	(427)	1	5
Accrued payroll	1,687	451	92
Accrued interest	(156)	156	—
Accrued workers’ compensation liability	(342)	1,250	—
Other current liabilities	4,539	36	104
Other noncurrent liabilities	167	—	—
Net cash used in operating activities	(15,842)	(12,411)	(4,497)
Cash flows from investing activities:
Purchases of property and equipment	(3,750)	(1,769)	(596)
Acquisition of Requested, net of cash acquired	—	—	(22)
Internally developed software	—	(105)	(208)
Consideration paid for IndiePlate asset acquisition	(11)	—	—
Net cash used in investing activities	(3,761)	(1,874)	(826)
Cash flows from financing activities:
Proceeds from line of credit	5,000	—	—
Payments on line of credit	(5,000)	—	—
Proceeds from convertible notes issuance	1,470	7,684	4,091
Repayment of Series 2017 and Series 2018 notes	(3,207)	—	—
Cash received from Landcadia Holdings	215,331	—	—
Waitr shares redeemed for cash	(71,683)	—	—
Proceeds from Notes and Term Loan	85,000	—	—
Debt issuance costs	(3,050)	—	—
Proceeds from warrant exercises	380	—	—
Proceeds from short-term loan	2,172	—	—
Payments on short-term loan	(1,514)	—	—
Payments on financing arrangement	—	(6)	(3)
Proceeds from government grant	—	40	—
Proceeds from exercise of stock options	97	5	—

Proceeds from issuance of stock	—	7,224	4,246
Net cash provided by financing activities	224,996	14,947	8,334
Net change in cash	205,393	662	3,011
Cash, beginning of year	3,947	3,285	274
Cash, end of year	$209,340	$3,947	$3,285
Supplemental disclosures of cash flow information:
Cash paid during the year for state income taxes	$(31)	$(5)	$—
Cash paid during the year for interest	(201)	—	—
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration for the acquisition of Requested, Inc.	—	—	2,196
Stock issued as consideration in GoGoGrocer asset acquisition	142	—	—
Debt assumed in IndiePlate asset acquisition	60	—	—
Bifurcated embedded derivatives	87	—	—
Discount on convertible notes due to beneficial conversion feature	1,530	—	2,930
Warrants issued	1,612	—	—
Premium on convertible notes	—	10,444	—
Conversion of convertible notes to preferred stock	8,681	22	5,424

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.   Organization

On November 15, 2018 (the “Closing Date”), Waitr Holdings Inc. (the “Company,” formerly known as Landcadia Holdings, Inc.), a Delaware corporation, completed the acquisition of Waitr Incorporated, pursuant to the Agreement and Plan of Merger, dated as of May 16, 2018 (the “ Landcadia Merger Agreement”), by and among the Company, Waitr Inc. (f/k/a Landcadia Merger Sub, Inc.), a Delaware corporation and wholly-owned indirect subsidiary of the Company (“Merger Sub”), and Waitr Incorporated. The transactions contemplated by the Landcadia Merger Agreement are referred to herein as the “Landcadia Business Combination.” Upon the consummation of the Landcadia Business Combination, Waitr Incorporated merged with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law as a wholly-owned, indirect subsidiary of the Company. In connection with the closing of the Landcadia Business Combination (the “Closing”), the Company changed its name from Landcadia Holdings, Inc. to Waitr Holdings Inc. The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization.

Originally formed on December 5, 2013 as a Louisiana corporation, Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services, and grew quickly, connecting restaurants, diners and delivery drivers in various markets. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. It was incorporated in Delaware on November 19, 2008 as Leucadia Development Corporation and changed its name to Landcadia Holdings, Inc. on September 15, 2015.

Prior to the consummation of the Landcadia Business Combination, the common equity of the Company was traded on the Nasdaq Stock Market (the “Nasdaq”) under the symbols “LCA,” “LCAHU” and “LCAHW”. Effective November 16, 2018, the common equity of the Company began trading on Nasdaq under the ticker symbol “WTRH”. The Company’s warrants trade on the over-the-counter markets operated by the OTC Markets Group under the ticker symbol “WTRHW”. One of the primary purposes of the Landcadia Business Combination was to provide a platform for Waitr Incorporated to gain access to the U.S. public markets. See Note 3 – Business Combinations for additional details on the Landcadia Business Combination.

Waitr is a leading restaurant platform for online food ordering and delivery services across the United States. The Company partners with independent local restaurants and regional and national chains in small and mid-size markets (herein referred to as “Restaurant Partners”). The Company provides an online platform for consumers to order food from Restaurant Partners for pick-up and delivery through a network of drivers. Use of the Company’s restaurant platform benefits the consumer by providing a single location to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurant Partners benefit from the online platform through increased exposure to consumers for carryout sales and expanded business in the delivery market. The Company also provides Restaurant Partners with high-quality, professional photographs of their menu offerings as part of its overall services.

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. The Company has revised the classification of certain employee-related wages and payroll taxes associated with such wages for the year ended December 31, 2017 to better align the statement of operations line items with departmental responsibilities and management of operations. These reclassifications had no effect on the Company’s reported total costs and expenses, loss from operations, net loss or loss per share for the year ended December 31, 2017. There was no reclassification necessary for the year ended December 31, 2016.

The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Year ended December 31, 2017
	As Previously Reported	Reclassification	As Reclassified
Operations and support expenses	$17,668	$3,302	$20,970
Sales and marketing expenses	5,617	44	5,661
General and administrative expenses	12,601	(3,164)	9,437
Related party expenses	182	(182)	—

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Significant estimates and judgments relied upon in preparing these consolidated financial statements affect the following items: determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations, variable consideration, other obligations such as product returns and refunds, allowance for doubtful accounts, incurred loss estimates under our insurance policies with large deductibles or retention levels, income taxes, useful lives of tangible and intangible assets, depreciation and amortization, equity compensation, contingencies, goodwill and other intangible assets, and fair value of assets acquired and liabilities assumed as part of a business combination. The Company regularly assesses these estimates and records changes to estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from those estimates.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations, recording any assets acquired and liabilities assumed based on their respective fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates based on historically similar transactions to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Cash

Cash consists of demand deposits with financial institutions, as well as cash owed to Restaurant Partners. Certain Restaurant Partners on the platform elect to receive their portion of payments collected through the Company’s platform less frequently than daily. Upon receipt of the Restaurant Partners’ cash, the Company records an offsetting liability. As of December 31, 2018, our restaurant liability was $207. The Company regularly maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk, with respect to these financial institutions, to be minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is comprised of setup and integration fees due from Restaurant Partners and credit card receivables due from the credit card processor. Credit card payments on orders made through the restaurant platform are remitted to the Company three business days after the transaction resulting from the sale and delivery of food.

Accounts receivable are stated net of an allowance for doubtful accounts, determined by management through an evaluation of specific accounts, considering historical experience, aging of accounts receivable, and information regarding the creditworthiness of the customers. When it becomes probable that the receivable will not be collected, the balance is written off. The Company performs periodic credit evaluations of the financial condition of customers, monitors collections and payments from customers, and generally does not require collateral.

Additionally, the Company is liable for uncollected credit card receivables (or “chargebacks”), including fraudulent orders, when a consumer’s card is authorized but fails to process and for other unpaid credit card receivables. Chargebacks are recorded as a reduction of the revenue recorded for the transaction.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Useful lives of each asset class are as follows:

Equipment	3 years
Furniture	5 years
Leasehold improvements	7 years

Maintenance and repair costs are expensed as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal.

Intangible Assets

Internally Developed Software

The Company incurs expenses associated with software development, which includes wages, employee benefits, and other compensation-related expenses. Additionally, the Company may periodically incur third-party development and programming costs.

Costs of Software to Be Sold, Leased, or Marketed

The Company accounts for costs incurred to develop its externally-marketed platform in accordance with ASC Topic 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed. Internal and external costs incurred after technological feasibility has been established are capitalized. Technological feasibility is established upon completion of planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The Company’s software products generally reach technical feasibility shortly before the products are released to production. Capitalized software costs are amortized on a product-by-product basis. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, which is 3 years.

Internal Use Software

The Company also capitalizes costs to develop or purchase internal-use software in accordance with ASC Topic 350-40, Intangibles, Goodwill and Other — Internal-Use Software. Costs are capitalized as incurred after the preliminary project stage is completed, the Company authorizes and commits funding to the project, and it is probable that the project will be completed and used for intended function. Additionally, the Company acquired technology as part of the acquisition of Requested, Inc. (“Requested”) in 2016. The Company amortizes capitalized software costs on a straight-line basis over the estimated useful term, which is 3 years.

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the recoverability of its long-lived assets, including acquired technology, capitalized software costs, and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows based in part on financial results and the Company’s expectation of future performance.

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business combinations. The Company conducts its goodwill impairment test annually in October or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment two-step test for goodwill.

In the first step, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the implied fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of goodwill at the reporting unit is less than its carrying value.

Leases

The Company accounts for leases under the provisions of ASC Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of December 31, 2018, 2017, and 2016, all of the Company’s material leases were operating leases.

The Company’s lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liability, which is calculated as the difference between contractual lease payments and the rent expense, is recorded in other noncurrent liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures compensation expense for stock options and restricted stock awards in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the service period on a straight-line basis for awards expected to vest.

The Company uses an option-pricing model to determine the fair value of stock options. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by the Company’s estimated common stock value, as well as assumptions regarding a number of other complex and subjective variables. These assumptions include:

Risk-free rate:    Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.

Volatility:    Volatility of the Company’s stock price is estimated based on a combination of published historical volatilities of comparable publicly traded companies.

Expected term:    The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior.

Forfeiture rate:    Effective January 1, 2016, the Company elected to recognize actual forfeitures of stock-based awards as they occur in accordance with Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

If any of the assumptions used in the option-pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted. The expense resulting from stock-based payments is recorded as expense in the accompanying consolidated statements of operations based on the relevant headcount.

Debt Issuance Costs

The Company incurs debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs and are recorded as a reduction of the carrying value of the debt. Debt issuance costs are amortized using the effective interest rate method to interest expense on the Company’s consolidated statements of operations. See Note 9 – Debt for additional details.

Convertible Notes

The Company accounts for convertible notes in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Convertible notes are classified as liabilities measured at amortized cost, net of debt discounts from the allocation of proceeds. Interest expense is recognized using the effective interest method over the expected term of the debt instrument pursuant to ASC Topic 835, Interest.

Embedded Derivatives

ASC Topic 815-15 — Embedded Derivatives requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for, in its entirety, at estimated fair value, with changes in estimated fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and if the same terms on a separate instrument would qualify that instrument as a derivative instrument. Embedded derivatives are measured at fair value and re-measured at each subsequent reporting period.

Beneficial Conversion Feature

If the amount allocated to the convertible notes results in an effective per share conversion price that is less than the fair value of the Company’s common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible notes, with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, unless limited by the remaining proceeds allocated to the convertible notes.

Equity-Based Payments to Non-Employees

Under the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based compensation to a non-employee on the earlier of the date at which a commitment is reached for performance by the counterparty and the date at which the counterparty’s performance is complete (“Measurement Date”). A commitment for performance is deemed to have been reached when performance by the counterparty to earn the equity instruments is probable. The value of the award is measured based on an estimate of the fair value of the equity instruments to be issued or the fair value of the goods or services received, whichever can be measured more reliably. The estimated fair value is recognized as expense over the contractual term of the arrangement with the non-employee. If the Measurement Date is not established, the Company measures the cost of the award in each reporting period at the then-current lowest aggregate fair value until the performance condition is met.

Earnings per Common Share

Under GAAP, certain instruments granted in stock-based payment transactions are considered participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method. Companies are required to treat unvested stock-based payment awards with a right to receive non-forfeitable dividends as a separate class of securities in calculating earnings per share, except in cases where the effect of the inclusion of the participating securities would be antidilutive.

Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs reflecting the Company’s own assumptions about the inputs used in pricing the asset or liability at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. From time to time, the Company assesses the credit worthiness of its payment processing service provider and Restaurant Partners. Credit risk on accounts receivable is minimized through use of a reputable payment processing service provider as well as a diverse group of Restaurant Partners dispersed across several geographic areas. The Company has not experienced material losses related to receivables from individual restaurants or groups of restaurants and is not expecting a change from this historical norm, as current economic conditions are relatively stable.

Additionally, the Company regularly maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk, with respect to these financial institutions, to be minimal.

Segments

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company-level.

Revenue

Substantially all of the Company’s revenue is comprised of revenue from contracts with its Restaurant Partners and end user diner fees (“Transaction fees”). Revenue is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Transaction fees	$65,930	$21,406	$5,165
Setup and integration fees	2,882	1,214	361
Other	461	291	124
	$69,273	$22,911	$5,650

Transaction fees represent the revenue recognized from the Company’s obligation to process orders on the platform. The performance obligation is satisfied when the Company successfully processes an order placed on the platform and the restaurant receives the order at their location. The obligation to process orders on the platform represent a series of distinct performance obligations satisfied over time that the Company combines into a single performance obligation. Consistent with the recognition objective in ASC Topic 606, Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. As an agent of the restaurant in the transaction, the Company recognizes transaction fees earned from the restaurant on the platform on a net basis. Transaction fees are collected by a third-party payment processor and remitted to the Company shortly after the order is processed, which is typically three days. Transaction fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the Restaurant Partners have the ability to unilaterally terminate the contract by providing notice of termination.

The Company also receives non-refundable upfront setup and integration fees for onboarding new restaurants onto the platform. Setup and integration activities primarily represent administrative activities that allow the Company to fulfill future performance obligations for its Restaurant Partners and do not represent services transferred to the customer. However, the non-refundable upfront setup and integration fees charged to Restaurant Partners results in a performance obligation in the form of a material right related to the restaurant partner’s option to renew the contract each day rather than provide a notice of termination. Upfront non-refundable fees are generally due shortly after the contract is executed; however, the Company may provide installment payment options for up to six months. Revenue is recognized ratably over a two-year period, at which point Restaurant Partners must make another non-refundable payment to renew the contract.

Other revenues consist primarily of subscription revenues from customers who have opted to pay an ongoing monthly fee to remain on the platform instead of a lump sum setup fee.

Significant Judgment

Most of the Company’s contracts with Restaurant Partners contain multiple performance obligations as described above. For these contracts, the Company accounts for individual performance obligations separately if they are both capable of being distinct, and distinct in the context of the contract. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment.

Judgment is also required to determine the standalone selling price for each distinct performance obligation. The Company uses the alternative approach in ASC 606 to allocate the upfront fee between the material right obligation and the transaction fee obligation, which results in all of the upfront non-refundable payment at inception of the contract being allocated to the material right obligation. When contracts with customers include other performance obligations, such as ancillary equipment, the Company establishes a single amount to estimate the standalone selling price for the goods or services. In instances where the standalone selling price is not directly observable, it is determined using observable inputs.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees are due at inception of the contract; in certain cases, extended payment terms may be provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $2,124 and $762 as of January 1, 2018 and 2017, respectively.

Payment terms and conditions on setup and integration fees vary by contract type, although terms typically include a requirement of payment within six months. The Company records a contract liability in deferred revenue for the unearned portion of the upfront non-refundable fee. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

Assets Recognized from Costs to Obtain and Costs to Fulfill a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentives earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit, which the Company has determined to be two years. Deferred costs related to obtaining a contract with a customer were $986 and $479 as of December 31, 2018 and 2017, respectively, out of which $679 and $324, respectively, were classified as current. Amortization of expense for the costs to obtain a contract were $541, $211, and $45 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company also recognizes an asset for the costs to fulfill a contract with a customer when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over a period of benefit, which the Company has determined to be two years. Deferred costs related to fulfilling a contract with a customer were $1,710 and $945 as of December 31, 2018 and 2017, respectively, out of which $1,190 and $623, respectively, were classified as current. Amortization of expense for the costs to fulfill a contract were $972, $378, and $87 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

There was no impairment loss in relation to capitalized costs for the years presented.

Income Taxes

The Company files federal and state income tax returns in each of the jurisdictions in which it operates. Requested filed a separate income tax return for the year ended December 31, 2016 and was included in the Company’s consolidated federal income tax return beginning with the year ended December 31, 2017. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable in a given year. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are not likely to be realized. Therefore, valuation allowances were established against some, but not all, of the Company’s deferred tax assets. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the deferred tax assets would be recognized as a component of income tax expense through continuing operations.

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. The Company’s tax returns are subject to examination by the various federal and state income-taxing authorities in the normal course of business. Such examinations may result in future assessments of additional tax, interest, and penalties. The Company utilizes a two-step approach in recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company accounts for income taxes related to tax contingencies and recognizes interest and penalties related to tax contingencies in income tax expense in the consolidated statements of operations. The Company has not recorded any tax contingencies as of December 31, 2018 and December 31, 2017.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. In accordance with the Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 using the new corporate income tax rate of 21% instead of the prior statutory rate of 34%. The change in tax rate is effective for taxable income earned beginning on January 1, 2018.

Recently Adopted Accounting Pronouncements

Changes to GAAP are established by the FASB, in the form of ASUs, to the FASB’s ASCs.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), providing amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The ASU became effective upon issuance and included guidance and clarification of income tax accounting to address uncertainty or diversity of views in practice regarding the application of ASC 2018-05 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), for the reporting period in which the Tax Act was enacted. The adoption did not have an immediate impact on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income caused by the Tax Act to retained earnings. ASU 2018-02 will become effective for interim and annual reporting periods beginning on January 1, 2019. Early adoption of the ASU is permitted. The Company has elected to early adopt the ASU effective January 1, 2018 and will prospectively classify the income tax effects of the Tax Act to retained earnings. As the Company does not have accumulated other comprehensive income, the adoption has no immediate impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The Company has adopted ASU 2017-09 as of January 1, 2018 and the Company will apply the guidance to any awards modified on or after the adoption date. The adoption did not have an immediate impact on the consolidated financial statements.

 In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business and provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition clarification outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for public business entities for periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the standard is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt ASU 2017-01 as of January 1, 2018 and will apply the standard for business combinations consummated subsequent to the date of adoption. The adoption did not have an immediate impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public business entities that are SEC filers for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For a public business entity that is not an SEC filer, the standard is effective in fiscal years beginning after December 15, 2020. For all other entities, the standard is effective in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard on January 1, 2018. The adoption of this standard did not have an immediate impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial statements. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards will be initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement will be based on an estimate of the fair value of the equity instruments to be issued. ASU 2018-07 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period for which financial statements have not been issued or made available for issuance but not before an entity adopts ASC 606. As an emerging growth company, the Company will not be subject to the requirements of ASU 2018-07 until fiscal year 2020. The Company’s adoption of this ASU will not have a material impact on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in ASC 480. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. Part II of ASU 2017-11 does not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. As an emerging growth company, the Company will not be subject to the requirements of ASU 2017-11 until fiscal year 2020. The Company is currently evaluating the impact that adopting this ASU will have on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. As an emerging growth company, the Company will not be subject to the requirements of ASU 2017-11 until fiscal year 2020. The Company is currently evaluating the impact that adopting this ASU will have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods beginning after December 15, 2020. Early adoption is permitted. As an emerging growth company, the Company will not be subject to the requirements of ASU 2016-02 until fiscal year 2020. The Company is currently evaluating the impact that adopting this ASU will have on the consolidated financial statements.

3.   Business Combinations

Landcadia Business Combination

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated. Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share. In addition, 559,507 options to purchase Waitr Incorporated shares that were unvested, outstanding and unexercised as of immediately prior to the effective time of the Landcadia Business Combination, were assumed by the Company. For additional details, see Note 1 – Organization.

The following represents the aggregate consideration for the Landcadia Business Combination:

(in thousands, except per share amount)
Shares transferred at Closing	22,832
Value per share (1)	$10.00
Total Share Consideration	$228,320
Plus: Cash Transferred to Waitr Stockholders	71,680
Total Cash and Share Consideration - at Closing	$300,000
(1)

Value represents the Reference Price per the Landcadia Merger Agreement. The closing price per share on the date of the consummation of the transaction was $11.31. As the Landcadia Business Combination was accounted for as a reverse recapitalization, the value per share is disclosed for informational purposes only in order to indicate the fair value of shares transferred.

See Note 16 – Stockholders’ Equity for details of the Company’s common stock prior to and subsequent to the Landcadia Business Combination.

In connection with the Landcadia Business Combination, the Company incurred direct and incremental costs of approximately $5,768, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2018.

Requested Acquisition

On September 8, 2016, the Company acquired 100% of the equity interests of Requested, pursuant to the Contract for Exchange of Stock dated September 8, 2016 (the “Requested Acquisition”), by transferring $60 of cash and issuing 1,614,772 shares of common stock of Waitr Incorporated to the stockholders of Requested. The total consideration for the transaction was $2,256. Requested was a Sacramento, California based mobile platform company that offered consumers a way to discover new restaurants, reserve tables, pay through dynamic pricing, and leave a tip within their platform. The Company has included the results of operations of Requested in its consolidated statements of operations from the date of acquisition through December 31, 2017. In 2017, the Company ceased the operations of Requested due to a change in corporate strategy. The closure of the operations of Requested did not meet the criteria to be reported as discontinued operations in accordance with ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations. The Company recorded a loss of $551 due to impairment of the technology acquired as part of the Requested Acquisition upon implementing the change in strategy. As of December 31, 2018, the Company had no remaining assets or liabilities, other than goodwill, related to Requested on the consolidated balance sheet. The legal entity was dissolved in January 2019.

The Company accounted for the Requested Acquisition under the acquisition method of accounting in accordance with ASC 805, and accordingly, the total purchase price was allocated to the acquired tangible assets and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The Company recorded the excess of the purchase price over the aggregate fair value as goodwill. The Company engaged a third-party to assist the Company in the Company’s analyses of the fair value of the assets and liabilities. Of the purchase price, the Company allocated $810 to identifiable intangible assets and $1,408 to goodwill. The goodwill recorded in the Requested Acquisition represented future enhancements to the consolidated Company’s mobile platforms, future customer relationships and markets, and workforce in place. The goodwill recorded in the Requested Acquisition was not expected to be tax deductible for U.S. federal income tax purposes.

The purchase price allocation for the Requested Acquisition consisted of the following (in thousands):

Assets acquired:
Cash and cash equivalents	$38
Accounts receivable	3
Other current assets	1
Property and equipment	34
Identifiable intangible assets	810
Total identifiable assets acquired	$886
Liabilities assumed:
Other current liabilities	(29)
Other long-term liabilities	(9)
Total liabilities assumed	(38)
Net assets acquired	848
Goodwill	1,408
Total consideration paid	$2,256

Identifiable intangible assets acquired from Requested consisted of the following (in thousands):

	Amortizable Life (in years)	Value
Technology	2	$810
Total		$810

The acquired identifiable intangible assets were amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets were consumed.

The acquired technology asset was valued under two different replacement cost approaches: actual costs to develop the technology plus opportunity costs and market-based hourly rates plus opportunity costs.

The intangible asset acquired represented a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value.

In connection with the Requested Acquisition, the Company incurred direct and incremental costs of $10 consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2016.

Pro-Forma Information

The supplemental consolidated results of the Company on an unaudited pro forma basis as if the Requested Acquisition had been consummated on January 1, 2016 are as follows (in thousands):

December 31, 2016
Net Revenue	$5,643
Net Loss	(9,403)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the years presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other nonrecurring charges incurred are included in the period presented.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	As of December 31,
	2018	2017
Credit card receivables	$1,871	$1,043
Receivables from restaurant partners	1,991	1,131
Accounts receivable	$3,862	$2,174
Less allowance for doubtful accounts	(175)	(50)
Accounts receivable, net	$3,687	$2,124

Additionally, the activity in the allowance for doubtful accounts is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Balance, beginning of the year	$50	$58
Additions to expense	128	7
Write-offs, net of recoveries and other adjustments	(3)	(15)
Balance, end of the year	$175	$50

5.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2018	2017
Prepaid insurance expense	$3,618	$254
Other current assets	930	109
Prepaid expenses and other current assets	$4,548	$363

6.   Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and consist of the following (in thousands):

	As of December 31,
	2018	2017
Computer equipment	$4,818	$1,962
Furniture and fixtures	668	466
Leasehold improvements	184	34
Construction in process	556	—
	$6,226	$2,462
Less: Accumulated depreciation	(1,675)	(588)
Property and equipment, net	$4,551	$1,874

On March 14, 2018, the Company entered into an asset purchase agreement with IndiePlate LLC, a Louisiana limited liability company, to acquire inventory, furniture and fixtures, and certain other equipment in exchange for $71 of consideration. Consideration consisted of net cash paid of $11 and $60 of Series 2018 Notes (as defined in Note 9 – Debt). Acquired assets have been recorded in property and equipment, net.

The Company recorded depreciation expense for property and equipment for the years ended December 31, 2018, 2017, and 2016 of $1,096, $499, and $96, respectively.

7.   Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and include internally developed software, as well as software to be otherwise marketed. These intangible assets are reviewed for impairment whenever events or circumstances indicate that they may not be recoverable. The Company has determined that its trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment.

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,239	$(536)	$(589)	$114
Trademarks/Patents	5	—	—	5
Customer Relationships	142	—	—	142
Total	$1,386	$(536)	$(589)	$261

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,236	$(409)	$(589)	$238
Trademarks/Patents	5	—	—	5
Total	$1,241	$(409)	$(589)	$243

On May 16, 2018, the Company entered into an asset purchase agreement with GoGoGrocer LLC, to acquire a customer relationship intangible asset in exchange for 16,311 shares, valued at $142, of the Company’s common stock.

An impairment loss was recorded for the portion of the previously capitalized software that was replaced of $33 and $5 and in the years ended December 31, 2017 and 2016, respectively, due to the release of new software developed in 2016.

In 2017, the Company ceased the operations of Requested due to a change in corporate strategy. The closure of the operations of Requested did not meet the criteria to be reported as discontinued operations in accordance with ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations. The Company concluded that the carrying value of the acquired software technology was not recoverable and recognized a $551 impairment charge in the consolidated statement of operations during the year ended December 31, 2017.

The Company recorded amortization expense for the years ended December 31, 2018, 2017, and 2016 of $127, $224, and $171, respectively.

Estimated future amortization expense of intangible assets is as follows (in thousands):

Year ended December 31,	Amortization
2019	$88
2020	26
2021	—
Thereafter	—
Total future amortization	$114

Goodwill

The Company recorded $1,408 of goodwill as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Requested Acquisition. No impairment losses were recorded for the years ended December 31, 2018 and 2017. The Company’s goodwill balance is as follows (in thousands):

	As of December 31,
	2018	2017
Balance, beginning of the year	$1,408	$1,408
Acquisitions during the year	—	—
Balance, end of the year	$1,408	$1,408

8.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued insurance expenses	$703	$50
Accrued estimated workers compensation expenses	769	—
Accrued advertising expenses	887	—
Accrued legal and professional fees	762	—
Accrued machinery and equipment charges	479	—
Other current liabilities	1,116	127
Other current liabilities	$4,716	$177

9.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	As of December 31,
	2018	2017
Series 2017 Convertible Promissory Notes, par	$—	$7,484
Term Loans	25,000	—
Notes	60,000	—
	$85,000	$7,484
Less: unamortized debt issuance costs on Term Loans	(2,268)	—
Less: unamortized debt issuance costs on Notes	(1,747)	—
Total long-term debt	$80,985	$7,484

Short-term loan	658	—
Total outstanding debt	$81,643	$7,484

Maturities of outstanding debt, net of discounts are as follows (in thousands):

Debt Maturity
2019	$658
2020	—
2021	—
2022	80,985
Total debt	$81,643

The following discussion includes a description of the Company’s outstanding debt at December 31, 2018 and 2017. Interest expense related to the Company’s outstanding debt totaled $1,823, $283 and $4,467 for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Debt Facility

Credit Agreement.  On November 15, 2018, in connection with the Closing, Merger Sub (now Waitr Inc.), as borrower, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent, collateral agent and lead arranger, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned subsidiary of Waitr Holdings Inc., and certain subsidiaries of Waitr Inc., as guarantors. The Credit Agreement provides for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Existing Term Loans,” and together with the Additional Term Loans related to the Bite Squad Merger (see Note 19 – Subsequent Events), the “Term Loans”).

Loans advanced under the Debt Facility will mature and be due and payable in full four years after the Closing Date, with no principal amortization payments required prior thereto. During the first 12 months following the Closing Date, Waitr Inc. is required to pay a prepayment premium of 5.0% of the principal amount to be prepaid in connection with (i) any prepayments (whether before or after an event of default), (ii) any payment, repayment or redemption of the obligations following an acceleration or (iii) certain bankruptcy events. Thereafter, the Debt Facility may be prepaid without penalty or premium.

Interest on borrowings under the Debt Facility initially accrued at a rate of 7.0% per annum. Effective January 17, 2019, in connection with the Credit Agreement Amendment related to the Bite Squad Merger (see Note 19 – Subsequent Events), interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. Any amounts paid in kind will be added to the principal amount of the Debt Facility on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 9.78%.

The Debt Facility is guaranteed by Intermediate Holdings and secured by (i) a first priority pledge of the equity interests of Waitr Inc. and (ii) a first priority lien on substantially all other assets of Waitr Inc. and Intermediate Holdings (subject to customary exceptions).

The Credit Agreement and Credit Agreement Amendment require Intermediate Holdings to maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. The Credit Agreement also includes a number of customary covenants. Such covenants, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to:

•	incur additional indebtedness and make guarantees;
•	incur liens on assets;
•	engage in mergers or consolidations or fundamental changes;
•	dispose of assets;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances, including acquisitions;
•	amend organizational documents and other material contracts;
•	enter into certain agreements that would restrict the ability to incur liens on assets;
•	repay certain junior indebtedness;
•	enter into certain transactions with affiliates;
•	enter into sale leaseback transactions; and
•	change the conduct of its business.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of December 31, 2018.

 Debt Warrants.  In connection with the Debt Facility, the Company issued to Luxor Capital warrants exercisable for 384,615 shares of the Company’s common stock (the “Debt Warrants”), which had a fair value on the grant date of $1,569. The Debt Warrants became exercisable after the consummation of the Landcadia Business Combination and (i) will expire four years from the Closing Date, (ii) have an exercise price of $13.00 per share, and (iii) include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants. In addition, the Company is required to repay the Debt Facility in full in the event that either (i) the registration statement for the resale of the shares of the Company’s common stock (“common stock”) underlying the Notes (as defined below) and Debt Warrants has not been filed within 30 days after the Closing Date, or (ii) such registration statement is not effective within 180 days after the Closing Date. Such repayment shall be payable within nine months after the Debt Facility becomes due.

Notes

On November 15, 2018, in connection with the Closing, the Company entered into a convertible notes credit agreement (the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP in the aggregate principal amount of $60,000 (the “Notes,” and together with the Debt Facility, the “Debt Financings”). The Notes bear interest at 1.0% per annum, paid quarterly in cash, and will mature four years from the date of the Closing, unless earlier converted at the election of the holder. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 1.77%.

At any time at the holder’s election, each Note may be converted in whole or in part into shares of common stock at a rate of $13.00 per share (subject to a 9.9% conversion cap). The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares, and the shares issuable upon their conversion have certain registration rights. The Company may only prepay the Notes with the consent of the holders of at least a majority-in-interest of the outstanding Notes.

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement and applicable to Waitr Inc. and Intermediate Holdings (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes).

Line of credit

On July 2, 2018, the Company entered into a loan agreement with a group of lenders for an unsecured line of credit. The group of lenders consisted of certain stockholders and affiliates of stockholders of Waitr Incorporated. The loan’s maximum principal amount was $5,000 and it carried an annual simple interest rate of 12.5% due at maturity, with interest paid quarterly on September 30, December 31, March 31 and June 30 of each year. In connection with advances made under the loan agreement, Waitr Incorporated was required to issue warrants to the lenders (the “Line of Credit Warrants”), providing the lenders the right to purchase a number of common shares of Waitr Incorporated equal to the principal amount multiplied by 6.75% and divided by the Exercise Price. The Exercise Price of the Line of Credit Warrants, as defined by the loan agreement, was either (1) $ 8.022 per Waitr Incorporated share, in the event that the Closing took place under the Landcadia Merger Agreement, or (2) the price that was eighty percent of the price per share of the Company’s equity securities issued in the next preferred equity financing of at least $ 10,000 if the Closing under the Landcadia Merger Agreement did not take place. The loan agreement carried certain covenants, among which was the inability of the Company to pay dividends or distributions of any kind to its stockholders or incur additional debt, beyond payables and liabilities incurred in the ordinary course of business and $ 200 of credit card debt. The loan was set to mature upon the earlier of the sale of Waitr Incorporated or July 1, 2020.

Up to the consummation of the Landcadia Business Combination, the Company borrowed the maximum $5,000 principal amount available under the line of credit. As a result of entering into and borrowing upon the line of credit, the Company incurred an origination fee of $500, payable upon maturity. On November 16, 2018, immediately after the consummation of the Landcadia Business Combination, we repaid the line of credit in full for a cash amount of $5,575, which included the payment of the $500 origination fee and accrued interest of $75. In addition, the lenders exercised their Line of Credit Warrants, receiving 37,735 shares of the Company’s common stock, for which we received $337 in cash, pursuant to the terms of the warrants.

Short-term loan

 On June 4, 2018, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $ 2,172, payable in monthly installments, until maturity. The loan matures on March 21, 2019 and carries an annual interest rate of 3.39%.

Convertible Promissory Notes

During 2017 and 2018, Waitr Incorporated issued a series of convertible promissory notes, the Series 2017 Notes and Series 2018 Notes (as defined below and together, the “Waitr Convertible Notes”) to various investors. In connection with the closing of the Landcadia Business Combination, the Waitr Convertible Notes, the total outstanding principal par amount of which was $9,954 (carrying value of $8,594) as of November 16, 2018, were either converted into shares of Waitr’s Series AA preferred stock (“Series AA Preferred Stock”), and such new Series AA Preferred Stock were, in turn, exchanged for an aggregate 2,062,354 shares of our post-combination common stock, or redeemed for an amount equal to 1.5 times the amount of principal outstanding and accrued interest thereunder, resulting in an aggregate cash payment by us of $3,321.

Series 2018 Convertible Promissory Notes

Between March 2, 2018 and March 15, 2018, the Company issued a series of convertible promissory notes (“Series 2018 Notes”) to various investors with a maturity date of 24 months from the date of issuance with an aggregate principal amount of $2,470, of which $1,410 was received in cash, $1,000 in advertising services receivable, and $60 was debt assumed in the IndiePlate LLC asset acquisition (see Note 6 – Property and Equipment, Net).

The Series 2018 Notes accrued interest at a rate of 8% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. The terms of the Series 2018 Notes provided for the principal and accrued interest to automatically convert into the class of stock issued in the next financing with proceeds in excess of $2,000 at a per share conversion price equal to the lesser of (i) 80% of the price paid by investors in the next qualified financing and (ii) $125,000 divided by the number of common shares outstanding, on a fully diluted basis. As the conversion price was subject to variability, the number of shares the Company may have been required to deliver upon conversion in a subsequent financing was indeterminable at the date of issuance of the Series 2018 Notes.

Upon the occurrence of a sale of Waitr Incorporated, each holder may have elected to either redeem their Series 2018 Notes at a price equal to 1.5 multiplied by par plus accrued interest, or may have converted par plus accrued interest into Series AA Preferred Stock at a per share conversion price equal to $125,000 divided by the number of common shares outstanding, on a fully diluted basis. If not previously converted or redeemed upon the occurrence of a Company sale, each holder was entitled to convert par plus accrued interest on the maturity date of their notes into Series AA Preferred Stock at a per share conversion price equal to $125,000 divided by the number of common shares outstanding, on a fully diluted basis.

The Company determined that the feature providing for conversion into shares sold in the next financing at a stated discount, and the ability for holders to redeem their notes at a substantial premium, represented an embedded derivative requiring separate accounting recognition in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes, with an offset to the discount on the convertible note payable.

Series 2017 Convertible Promissory Notes

Between August 24, 2017 and December 14, 2017, the Company issued a series of convertible promissory notes (“Series 2017 Notes”) to various investors with a maturity date of 24 months from the date of issuance with an aggregate principal amount of $7,484. The Series 2017 Notes accrued interest at a rate of 8% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. The terms of the Series 2017 Notes provided for the principal and accrued interest to automatically convert into the type of stock issued in the next financing with proceeds in excess of  $2,000, at a per share conversion price equal to the lesser of  (i) 80% of the price paid by investors in the next qualified financing and (ii) $125,000 divided by the number of common shares outstanding, on a fully diluted basis. As the conversion price was subject to variability, the number of shares the Company may have been required to deliver upon conversion in a subsequent financing was indeterminable at the date of issuance of the Series 2017 Notes.

Upon the occurrence of a sale of Waitr Incorporated, each holder may have elected to redeem their Series 2017 Notes at a price equal to 1.5 multiplied by par plus accrued interest. The Company determined that the feature providing for conversion into stock issued in the next financing at a stated discount and the ability for holders to redeem their notes at a substantial premium represented an embedded derivative, which required separate accounting recognition in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes with an offset to the discount on the convertible note payable.

On December 15, 2017, the Company amended the Series 2017 Notes to add a substantive conversion, allowing the holders the right to convert par plus accrued interest into Series AA Preferred Stock, at a per share conversion price equal to $125,000 divided by the number of common shares outstanding, on a fully diluted basis at maturity. The amendments were deemed substantial, resulting in the application of extinguishment accounting. The Company recorded a loss on debt extinguishment of $10,537 based on the difference between the fair value of the amended convertible promissory notes of $18,308, and the carrying amount of the original Series 2017 Notes of $7,771. In accordance with ASC 470-20, the Company recorded the premium in excess of the fair value of the amended notes over the sum of (i) par, (ii) accrued interest, and (iii) the bifurcated embedded derivatives on convertible notes, or $10,444, to additional paid in capital.

Series 2016-II Convertible Promissory Notes

Between October 20, 2016 and December 22, 2016, the Company issued a series of convertible promissory notes (“Series 2016-II Notes”) to various investors with a maturity date of 24 months from the date of issuance with an aggregate principal amount of $2,248. The Series 2016-II Notes accrued interest at a rate of 9% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. The terms of the Series 2016-II Notes provided for the principal and accrued interest to automatically convert into the type of stock issued in the next financing with proceeds in excess of  $1,000, at a per share conversion price equal to the lesser of  (i) 80% of the price paid by investors in the next qualified financing and (ii) $50,000 divided by the number of common shares outstanding, on a fully diluted basis. In the event the next financing had proceeds of less than $1,000, an aggregate $2,048 par of the Series 2016-II Notes would be convertible at a conversion price equal to the lesser of  (i) 70% of the price paid by investors in the financing and (ii) $50,000 divided by the number of common shares outstanding, on a fully diluted basis, for the remainder of the Series 2016-II Notes; the remaining $200 principal would instead be convertible at a per share conversion price equal to $1.69 per share.

Upon the occurrence of a sale of the Company, each holder may have elected to redeem their Series 2016-II Notes at a price equal to 1.5 multiplied by par plus accrued interest. The Company determined that the feature providing for conversion into stock sold in the next financing at a stated discount and the ability for holders to redeem their notes at a substantial premium represented an embedded derivative, requiring separate accounting recognition, in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes with an offset to the discount on the convertible note payable. If the notes had not previously converted or redeemed upon the occurrence of a Company sale, each holder would have been entitled to convert par plus accrued interest on the maturity date of their notes into Series Seed Preferred Stock at a per share conversion price equal to the lesser of  (i) $2.25 and (ii) $50,000 divided by the number of common shares outstanding, on a fully diluted basis.

On December 30, 2016, the Series 2016-II Notes were converted into 1,198,867 shares of Series AA Preferred Stock at a per share price equal to $1.70, for a total value of approximately $2,278. Upon conversion, the Company recognized a beneficial conversion feature of $1,836 as additional paid in capital with an offset to the discount on the convertible note payable in accordance with ASC 470-20. Additionally, the debt was extinguished by derecognizing the unamortized discount, inclusive of the discount resulting from the recognition of the beneficial conversion feature, resulting in the recognition of $2,208 of interest expense.

On December 22, 2016, the Company entered into a convertible note agreement with a noteholder for a principal amount of $200 of Series 2016-II Notes. The issued note was funded on January 5, 2017. As the note was legally outstanding on conversion date, it converted to Series AA Preferred Stock along with other Series 2016-II Notes, on December 30, 2016.

Series 2016-I Convertible Promissory Notes

Between June 17, 2016 and October 29, 2016, the Company issued a series of convertible promissory notes (“Series 2016-I Notes”) to various investors with a maturity date of 24 months from the date of issuance with an aggregate principal amount of $2,043. The Series 2016-I Notes accrued interest at a rate of 9% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. The terms of the Series 2016-I Notes provided for the principal and accrued interest to automatically convert into the type of stock issued in the next financing with proceeds in excess of  $2,000, at a per share conversion price equal to the lesser of  (i) 80% of the price paid by investors in the next qualified financing and (ii) $15,000 divided by the number of common shares outstanding, on a fully diluted basis. In the event the next financing had proceeds of less than $2,000, the per share conversion price would have been equal to the lesser of (i) 70% of the price paid by investors in the next qualified financing and (ii) $15,000 divided by the number of common shares outstanding, on a fully diluted basis. As the conversion price was subject to variability, the number of shares the Company may have been required to deliver upon conversion in a subsequent financing was indeterminable at the date of issuance of the Series 2016-I Notes.

Upon the occurrence of a sale of the Company, each holder may have elected to redeem their Series 2016-I Notes at a price equal to 1.5 multiplied by par plus accrued interest. The Company determined that the features providing for conversion into stock sold in the next financing at stated discounts and the ability for holders to redeem their notes at a substantial premium represented an embedded derivative requiring separate accounting recognition, in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes, with an offset to the discount on the convertible note payable.

If not previously converted or redeemed upon the occurrence of a Company sale, each holder was entitled to convert par plus accrued interest, on the maturity date, of their notes into Series Seed III Preferred Stock, at a per share conversion price equal to the lesser of  (i) $0.68 and (ii) $15,000 divided by the number of common shares outstanding, on a fully diluted basis. Based on the $0.68 per share conversion price, the Series 2016-I Notes would have been convertible into approximately 2,694,874 shares of Series Seed Preferred Stock. As the per share fair value of the Series Seed Preferred Stock was estimated to be $1.90 as of the date of issuance, the Company recognized a beneficial conversion feature of $2,043 on the date of issuance as additional paid in capital with an offset to the discount on the convertible note payable, in accordance with ASC 470-20.

On December 30, 2016, the Series 2016-I Notes plus accrued interest were converted into 3,028,096 shares of Series AA Preferred Stock at a per share price equal to $0.62, for a total value of approximately $2,106. The Company extinguished the debt by first derecognizing the unamortized discount of $2,106 as interest expense. During 2017, the remaining convertible debt plus accrued interest of approximately $22 was converted into 32,005 shares of Series AA Preferred Stock.

Series 2015 Convertible Promissory Notes

Between January 2, 2015 and September 23, 2015, the Company issued a series of convertible promissory notes (“Series 2015 Notes”) to various investors with maturity dates ranging between 18 and 24 months from the date of issuance with an aggregate principal amount of $788. The Series 2015 Notes accrued interest at a rate of 9% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. The terms of the Series 2015 Notes provided for the principal and accrued interest to automatically convert into the type of stock issued in the next financing with proceeds in excess of  $1,800 at a per share conversion price equal to the lesser of  (i) 80% of the price paid by investors in the next qualified financing and (ii) $ 8,000 divided by the number of common shares outstanding on a fully diluted basis. In the event the next financing had proceeds of less than $1,800, the per share conversion price would have been equal to the lesser of (i) 70% of the price paid by investors in the next qualified financing and (ii) $8,000 divided by the number of common shares outstanding, on a fully diluted basis. As the conversion price was subject to variability, the number of shares the Company may have been required to deliver upon conversion in a subsequent financing was indeterminable at the date of issuance of the Series 2015 Notes.

Upon the occurrence of a sale of the Company, each holder may have elected to redeem their Series 2015 Notes at a price equal to 2.0 multiplied by par plus accrued interest. The Company determined that the features providing for conversion into stock sold in the next financing at stated discounts (e.g., 70% and 80%), and the ability for holders to redeem their notes at a substantial premium, represented an embedded derivative, which required separate accounting recognition in accordance with subtopic ASC 815-15. The fair value of the embedded derivative on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes in the accompanying consolidated balance sheets, with an offset recorded as a discount on the convertible note payable.

If not previously converted or redeemed upon the occurrence of a Company sale, each holder was entitled to convert par plus accrued interest on the maturity date of their notes into Series Seed Preferred Stock at a per share conversion price equal to the lesser of  (i) $0.15 and (ii) $8,000 divided by the number of common shares outstanding, on a fully diluted basis. Based on the $0.15 per share conversion price, the Series 2015 Notes would have been convertible into approximately 4,709,750 shares of Series Seed Preferred Stock. As the per share fair value of the Series Seed Preferred Stock was estimated to be $0.16 as of the date of issuance, the Company recognized a beneficial conversion feature of $53 on the date of issuance as additional paid in capital, with an offset to the discount on convertible note payable, in accordance with ASC 470-20.

On January 25, 2016, the Series 2015 Notes, plus accrued interest, were converted into 1,372,322 shares of Series Seed II Preferred Stock, at a per share price equal to $0.68, for a total value of approximately $1,040. At the time of extinguishment, the Company derecognized the Series 2015 Notes by first allocating a portion of the fair value reacquisition price to the repurchase of the beneficial conversion feature, based on the intrinsic value of the conversion feature at the date of derecognition. After this allocation, the Company recorded a loss on extinguishment of $599 in the year ended December 31, 2016 in the consolidated statement of operations.

10.   Derivatives

As described in Note 9 — Debt, the Company identified certain embedded derivatives related to contingent requirements to repay certain of its indebtedness at a substantial premium to par. These embedded derivatives are carried on the accompanying consolidated balance sheets as bifurcated embedded derivatives on the Waitr Convertible Notes at estimated fair value. Changes in the estimated fair value of the derivatives are reported as gain/loss on derivatives in the accompanying consolidated statements of operations. The embedded derivatives are not designated as hedging instruments. In connection with the Landcadia Business Combination, the Waitr Convertible Notes were either ultimately converted into common stock of the post-combination company or redeemed for cash.

The amounts recorded in the consolidated balance sheets for derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31,
	2018	2017
Bifurcated embedded derivatives on convertible notes	$—	$250

The amount of (gain) loss recognized in the consolidated statements of operations on derivatives not designated as hedging instruments are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
(Gain) loss on derivatives	$(337)	$52	$(484)

11.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $2,358 and $909 as of January 1, 2018 and January 1, 2017, respectively. During the years ended December 31, 2018 and 2017, the Company recognized $1,627 and $580 of setup and integration revenues, which was included in the deferred revenue balances at the beginning of the respective years.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, $4,670 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees. The Company expects to recognize revenue of approximately $3,314 on these remaining performance obligations over the next 12 months, with the balance recognized in the subsequent 12 months.

12.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The provision for federal and state income taxes consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Current
Federal	$(477)	$—	$—
State	50	6	5
Deferred
Federal	—	—	—
State	—	—	—
Income tax expense (benefit)	$(427)	$6	$5

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% (34% with respect to 2017 and 2016) and the amount of income taxes provided for are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Tax at statutory rate	$(7,295)	$(9,120)	$(2,964)
State income taxes	(897)	(442)	(284)
Stock-based compensation	366	396	46
Non-deductible expenses	125	56	12
Interest expense	48	3,606	(160)
Tax credits	—	(15)	—
Change in U.S. tax rates	—	2,663	—
Change in valuation allowance	7,226	2,862	3,355
Income tax expense (benefit)	$(427)	$6	$5

On December 22, 2017, the Tax Act was signed into law, resulting in significant modifications to existing tax law. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740 – Income Taxes in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined.

The Tax Act reduced the corporate statutory income tax rate from 34% to 21%, among other changes. As a result of the Tax Act, the Company revalued its deferred tax assets and liabilities at the 21% corporate income tax rate, which resulted in a tax benefit of $2,663. The Company included provisional estimates of the income tax effects of the Tax Act in its 2017 financial statements. However, due to the valuation allowance on the Company’s net deferred tax assets, there was no impact on the Company’s income tax expense.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Stock-based compensation	$8	$144
Bad debt reserve	43	12
Charitable contribution carryover	22	4
Unearned revenue	1,154	583
Workers’ compensation reserve	277	309
Net operating losses	12,117	4,922
Work opportunity tax credit	15	15
Interest expense carryforward	169	—
Total deferred tax assets	13,805	5,989
Valuation allowance	(12,538)	(5,312)
Net deferred tax assets	1,267	677
Deferred tax liabilities:
Fixed assets	(576)	(361)
Capitalized contract costs	(666)	(352)
Prepaid sponsorship	(25)	(26)
Convertible debt	—	62
Total deferred tax liabilities	$(1,267)	$(677)
Net deferred tax asset (liability)	$—	$—

A partial valuation allowance of $12,538 and $5,312 has been recorded as of December 31, 2018 and 2017, respectively, as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

The Company has the following net operating loss carryforward and tax credit carryforwards (in thousands):

	As of December 31,		Beginning Year of Expiration
	2018	2017
Federal net operating losses	$49,119	$19,915	2034
State net operating losses	41,545	16,539	2034
Tax credit carryforwards	15	15	2037
Total carryforwards	$90,679	$36,469

Since the Company and its wholly-owned subsidiary, Requested, have net operating losses carrying forward, all of the Company’s and Requested’s federal and state income tax returns, which were filed beginning with the 2014 tax year, are subject to examination by the respective taxing authorities. Additionally, Internal Revenue Code (IRC) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Landcadia Business Combination resulted in a change in ownership for purposes of IRC Section 382. Accordingly, we estimate that a majority of our net operating loss carryforwards will be subject to the annual IRC Section 382 limitation.

13.  Commitments and Contingencies

Lease Commitments

As of December 31, 2018, the Company leases offices in Lake Charles and Lafayette, Louisiana as well as smaller offices throughout the Southeastern United States. The office leases expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that periodically increase. The Company recognizes rent expense on a straight-line basis over the lease term. For the majority of the Company’s lease agreements, the Company may renew its leases at fair value after the initial lease term. The rent expenses for the years ended December 31, 2018, 2017, and 2016 were $423, $440, and $84, respectively. Future minimum lease payments are as follows (in thousands):

Year ended December 31,	Amount
2019	$727
2020	908
2021	952
2022	677
2023	510
Thereafter	1,336
Total minimum lease payments	$5,110

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of December 31, 2018 and 2017, the Company had $1,317 and $1,250, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded a general and administrative expense of $157 and $1,250 related to these liabilities during the years ended December 31, 2018 and 2017, respectively.

Legal Matters

From time to time, the Company may be involved in certain legal proceedings, inquiries, claims, and disputes that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these matters, the Company does not believe these actions will have a material adverse effect on the Company’s consolidated financial statements.

14.   Fair Value Measurement

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments.

During 2017 and 2018, the Company held certain financial instruments which were required to be measured at fair value on a recurring basis in the consolidated balance sheets, including the Line of Credit Warrants and embedded derivatives on convertible notes. The Company determined the fair value of bifurcated embedded derivatives on convertible notes and the Line of Credit Warrants using Level 3 inputs, including expected maturity or conversion date, discount rate, and exercise or strike price. Strike price on the bifurcated embedded derivatives was based on the estimated next financing round price as of the respective valuation date and the contractual terms of the notes, whereby the conversion price was the lower of (i) 80.0% of the next financing round price or (ii) a value based on a contractually-specified value divided by fully diluted stock. Exercise price on the Line of Credit Warrants was based on the contractual terms of the warrants, whereby the exercise price was either (1) $8.022, in the event that the Closing took place under the Landcadia Merger Agreement, or (2) the price that was eighty percent of the price per share of the Company’s equity securities issued in the next preferred equity financing of at least $10,000. In connection with the Landcadia Business Combination, the Company repaid the line of credit in full, and the Waitr Convertible Notes were either ultimately converted into shares of post-combination company common stock or redeemed for cash.

Significant increases (decreases) in the discount rate or the forecasted financial information would have resulted in different fair value measurements for the embedded features. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in another.

As of December 31, 2018, the Company held no financial instruments required to be measured at fair value on a recurring basis. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments measured on a recurring basis as of December 31, 2017 (in thousands):

	As of December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Bifurcated embedded derivatives on convertible notes	$(250)	$—	$—	$(250)
	$(250)	$—	$—	$(250)

There have been no transfers between levels during the years presented in the accompanying consolidated financial statements. The beginning and ending balances of net assets and liabilities classified as Level 3, for which a reconciliation is required, are as follows (in thousands):

	As December 31,
	2018	2017
Balance, beginning of the year	$250	$—
Increases/additions	87	250
Reductions/settlements	(337)	—
Balance, end of the year	$—	$250

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis.

On November 15, 2018, the Company estimated the fair value of the Debt Warrants to be approximately $1,569 using the Black-Scholes Model. The inputs used in the calculation primarily represent Level 3 inputs, including a 46% volatility assumption. See Note 9 – Debt and Note 16 – Stockholders’ Equity, for further discussion of the Debt Warrants.

The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions. See Note 3 – Business Combinations, for further discussion of the fair value of assets and liabilities associated with acquisitions.

15.   Stock-Based Compensation

Effective June 2017, the terms of the 2014 Stock Plan were amended (the “Amended 2014 Plan”). The Amended 2014 Plan provided a maximum aggregate amount of 5,870,000 shares of common stock with respect to which options may be granted and provided for grants of incentive stock options and non-qualified stock options.

On November 16, 2018, in connection with the Landcadia Business Combination, the stockholders voted to approve the 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), including the authorization of the initial share reserve under the 2018 Incentive Plan and also for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended. A maximum aggregate amount of 5,400,000 shares of the common stock of the Company are reserved for issuance under the 2018 Incentive Plan. The 2018 Incentive Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards.

The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized in our statement of operations ratably over the course of the requisite service period and is recorded in either operations and support, sales and marketing, research and development, or general and administrative expense, depending on the department of the recipient. Because of the non-cash nature of share-based compensation, it is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows.

Total compensation expense related to the Amended 2014 Plan and the 2018 Incentive Plan (the “Incentive Plans”) was $9,580, $1,199, and $144 for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock Options

The options granted under the Amended 2014 Plan generally vest over a period of approximately four years and have a ten-year exercise term. The options granted under the 2018 Incentive Plan generally vest over a period of three years and have a ten-year exercise term. The options are subject to graded vesting whereby twenty-five to thirty-three percent of the options vest on the first anniversary of the issuance start date, and subsequently, the remaining vest ratably each month until 100% of the options are vested. Once vested, the recipients are allowed to purchase the Company’s common stock at a fixed and specified exercise price that varies depending on the stock options’ strike price.

In connection with the Landcadia Business Combination, all vested, outstanding stock options to purchase Waitr Incorporated common stock under the Amended 2014 Plan, immediately prior to closing, were converted to shares of post-combination company common stock and are included as option exercises in the table of stock option activity below. As a result, all unrecognized compensation cost related to such stock options was recognized. Holders of unvested, outstanding and unexercised stock options to purchase Waitr Incorporated common stock were issued stock options of the Company.

The Company recognized compensation expense for stock options of $9,008, $1,193, and $138 for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $4,345 of unrecognized compensation cost related to nonvested stock options under the Incentive Plans, with a current weighted average remaining vesting period of approximately 2.9 years.

There were 947,966, 2,650,354, and 1,558,000 options granted during the years ended December 31, 2018, 2017, and 2016, respectively, under the Incentive Plans.

The fair value of each stock option grant was estimated as of the grant date using an option-pricing model with the following ranges of assumptions and resulting weighted-average fair value per share for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Weighted-average fair value at grant	$5.06	$3.69	$0.67
Risk free interest rates	2.1% – 3.1%	1.1% – 1.8%	1.0% – 1.4%
Expected volatility	44.6% – 47.0%	40.3% – 48.9%	51.2% – 64.4%
Expected option life (years)	0.75 – 6.0	0.5 – 3.0	4.0 – 5.0

The stock option activity under the Incentive Plans during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	698,912	$0.00	$0.02
Granted	1,558,000	0.09	0.67
Exercised	—	—	—
Forfeited	(35,000)	—	—
Balance, December 31, 2016	2,221,912	$0.06	$0.48
Granted	2,650,354	0.86	3.69
Exercised	(109,895)	0.03	0.19
Forfeited	(272,355)	0.21	1.07
Balance, December 31, 2017	4,490,016	$0.53	$2.35
Granted	947,966	5.19	5.06
Modified	(64,329)	1.90	4.06
Exercised	(4,224,983)	0.52	2.39
Forfeited	(267,837)	0.35	1.74
Balance, December 31, 2018	880,833	$5.53	$5.12

The 64,329 of options modified in the above table represent the share conversion to reflect the exchange ratio established in the Landcadia Business Combination (see Note 3 – Business Combinations).

The outstanding stock options, which were fully vested and expected to vest and exercisable are as follows:

	As of December 31,
	2018		2017
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	880,833	56,429	4,490,016	1,755,687
Weighted-average remaining contractual term (years)	5.60	8.61	9.60	8.05
Weighted-average exercise price	$5.53	$0.77	$0.53	$0.29
Aggregate Intrinsic Value (in thousands)	$8,905	$586	$22,063	$9,013

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2018 (excluding option exercises related to the Landcadia Business Combination) and 2017 was $5,250 and $593, respectively. Upon exercise, the Company issued new common stock. There were no options exercised during the year ended December 31, 2016.

Restricted Stock Awards (“RSAs”)

Under the Amended 2014 Plan, RSAs were granted under agreements entered into with certain employees in 2014. The RSAs were subject to a continuous employment clause and had an initial vesting period of approximately four years.

As of December 31, 2017, there were no remaining nonvested RSAs or related unrecognized compensation cost for RSAs under the Amended 2014 Plan. The Company recorded compensation expense for the RSAs under the Amended 2014 Plan of $6 during the years ended December 31, 2017 and 2016.

In connection with the Landcadia Business Combination, RSAs were granted under the 2018 Incentive Plan to certain employees of the Company and non-employee consultants from Landcadia Holdings, Inc. These RSAs vest, in some cases, in three equal installments over a three-year period following the grant date and in other cases, the RSAs vest one year from date of grant. A total of 550,000 RSAs were granted during the year ended December 31, 2018 with an aggregate grant date fair value of $6,567, based on a per share grant date fair value of $11.94. The Company recognized compensation expense for RSAs of $572 during the year ended December 31, 2018. As of December 31, 2018, there was $5,995 of unrecognized compensation cost related to nonvested RSAs under the 2018 Incentive Plan, with a current weighted average remaining vesting period of approximately 1.8 years.

The restricted stock award activity under the Incentive Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Remaining Term
Nonvested at January 1, 2016	542,308	$0.02	1.92
Shares vested	(281,538)	0.02
Nonvested at December 31, 2016	260,770	$0.02	0.92
Shares vested	(260,770)	0.02
Nonvested at December 31, 2017	—	—	—
Granted	550,000	11.94	1.78
Shares vested	—	—
Nonvested at December 31, 2018	550,000	$11.94	1.78

16.   Stockholders’ Equity

Landcadia Holdings, Inc.

At December 31, 2017, Landcadia Holdings, Inc. had two classes of common stock: Class A common stock, par value $0.0001 per share (“Class A common stock”), and Class F common stock, par value $0.0001 per share (“Class F common stock”). There were 200,000,000 Class A common shares authorized at December 31, 2017, with 1,348,457 shares issued and outstanding (excluding

23,651,543 shares subject to possible redemption). There were 20,000,000 Class F common shares authorized at December 31, 2017, with 6,250,000 issued and outstanding. At December 31, 2017, Landcadia Holdings, Inc. was authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. There were no issued or outstanding shares of preferred stock as of December 31, 2017.

Waitr Incorporated

As of December 31, 2017, there were 30,752,543 shares of Waitr Incorporated common stock authorized, and 10,050,180 shares issued and outstanding, with a par value of $0.00001.

At December 31, 2017, Waitr Incorporated had authorized shares for three series of preferred stock: 3,413,235 shares of Seed I, 3,301,326 shares of Seed II, and 7,330,290 shares of Series AA. All series of preferred stock were authorized with a par value of $0.00001. At December 31, 2017, the following shares were issued and outstanding: 3,413,235 shares of Seed I, 3,301,326 shares of Seed II, and 7,264,489 shares of Series AA. For the year ended December 31, 2017, Waitr Incorporated raised $7,224 through issuance of Preferred Series AA stock. The preferred stock was convertible at the option of the preferred stockholder into common stock on a 1:1 basis, subject to certain adjustments. In connection with the Landcadia Business Combination, the Preferred Seed I, Preferred Seed II and Preferred Seed AA shares and common shares of Waitr Incorporated were converted to common stock of the post-combination company.

Effective January 2, 2017, the Company entered into an agreement with a vendor for specified promotional services in exchange for 262,964 shares of the Company’s common stock. The services commenced on grant date and are expected to be completed over a period of three years. As Waitr Incorporated issued the shares upon execution of the agreement, the Company recorded a stockholder receivable for the fair value of the stock exchanged of approximately $361, as a contra-equity account. The Company recognized the earned amount of the non-cash consideration as additional paid in capital in the accompanying consolidated balance sheets and advertising expense of $120 as sales and marketing expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.

On May 16, 2018, the Company entered into an asset purchase agreement with GoGoGrocer LLC, to acquire a customer relationship intangible asset in exchange for 16,311 shares of the Company’s common stock.

Post-Landcadia Business Combination

Immediately prior to the Closing of the Landcadia Business Combination, there were 31,203,841 shares of Landcadia Holdings, Inc. common stock issued and outstanding, consisting of (i) 24,953,841 public shares (Class A) and (ii) 6,250,000 founder shares (Class F) held by the Sponsors (defined below). On November 15, 2018, in connection with the Landcadia Business Combination, all of the Class F common stock converted into Class A common stock of the post-combination company on a one-for-one basis and the Company’s second amended and restated certificate of incorporation was amended and restated to, among other things, effect the reclassification and conversion of all of the Class A common stock and Class F common stock into a single class of common stock. No stockholders elected to have their shares redeemed in connection with the Landcadia Business Combination.

In connection with the Debt Financings, Landcadia Holdings, Inc.’s co-sponsors, Fertitta Entertainment, Inc. (“FEI”) and Jefferies Financial Group Inc. (“JFG” and together with FEI, the “Sponsors”), exchanged the 14,000,000 warrants purchased by them in connection with Landcadia Holdings, Inc.’s initial public offering for 1,600,000 shares of Class A common stock. In addition, the Company repaid $1,250 in cash and issued to FEI 75,000 shares of Class A common stock at Closing in full satisfaction of FEI’s prior $1,500 convertible loan to the Company.

A portion of the consideration for the Landcadia Business Combination was paid in the form of common shares of the Company. Common shares transferred at Closing totaled 22,831,697.

At December 31, 2018, there were 249,000,000 shares of common stock authorized, and 54,035,538 shares issued and outstanding, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of December 31, 2018 or December 31, 2017. The common stock of the post-combination company has identical rights, powers, preferences and privileges as the Class A common stock that existed prior to the business combination. The Company’s common stockholders are entitled to one vote per share.

At December 31, 2018, the Company had 1,000,000 shares of preferred stock ($0.0001 par value per share) authorized. There were no issued or outstanding preferred shares as of December 31, 2018.

Warrants

At December 31, 2017, Landcadia Holdings, Inc. had 25,000,000 public warrants outstanding (the “Public Warrants”). On January 25, 2019, we commenced an exchange offer and consent solicitation relating to the Public Warrants. The exchange offer and consent solicitation expired on February 22, 2019. See Note 19 – Subsequent Events for additional details.

On July 2, 2018, the Company entered into a loan agreement with a group of lenders for an unsecured line of credit (see Note 9 – Debt). In connection with advances made under the loan agreement, Waitr Incorporated was required to issue the Line of Credit Warrants to the lenders, providing the lenders the right to purchase 37,735 shares of the Company’s common stock. In November of 2018, the lenders exercised their Line of Credit Warrants, receiving 37,735 shares of common stock, for which we received $337 in cash, pursuant to the terms of the warrants.

In connection with the Debt Facility, the Company issued Debt Warrants to the lenders under the Debt Facility, exercisable for 384,615 shares of the Company’s common stock (see Note 9 – Debt). The Debt Warrants became exercisable after the consummation of the Landcadia Business Combination and (i) expire four years from the Closing Date, (ii) have an exercise price of $13.00 per share, and (iii) include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants. As the Debt Warrants were issued in connection with the Debt Facility, the fair value of the proceeds from the Debt Facility were allocated between the Debt Facility and the Debt Warrants, with the $1,569 fair value allocable to the Debt Warrants being recorded to additional paid in capital.

On May 14, 2014, the Company granted warrants (the “2014 Warrants”) to non-employees (“Holders”) to purchase 406,337 shares of common stock at an exercise price of $0.01 per share. The 2014 Warrants were subject to a vesting schedule at a rate of 12.5% of the granted share amount per quarter over two years of service. The Company records equity instruments issued to non-employees as expense, based on the fair value of the Company’s common stock. The 2014 Warrants were exercised in connection with the Landcadia Business Combination and the Holders received 405,884 shares of common stock, representing the 406,337 warrants exercised, net of 453 shares used to cover the warrant cost. For the year ended December 31, 2016, the Company recognized expense related to the 2014 Warrants of $452 in general and administrative expense in the accompanying consolidated statement of operations. The Company did not recognize any expense for the year ended December 31, 2017 as the 2014 Warrants were fully vested.

Requested Amendment

On May 14, 2018, the Company entered into the First Amendment to Contract for Exchange of Stock (the “Requested Amendment”), modifying the terms of the original acquisition agreement. The Requested Amendment established a repurchase feature (“Repurchase Right”) for Company common stock previously granted as consideration. The Requested Amendment established a two-year service period over the Repurchase Right lapse. In accordance with GAAP, the Company considered the Repurchase Right to be compensatory in nature due to the service requirement and began recognizing compensation expense over the required service term based on the fair value of the stock on the grant date. Upon close of the Landcadia Business Combination, the Repurchase Right lapsed, resulting in the recognition of the entire fair value associated with the Repurchase Right of $3,359, during the year ended December 31, 2018. Compensation expense is recorded as personnel and related costs within general and administrative expense.

17.   Loss Per Share Attributable to Common Stockholders

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock awards, and warrants, except in cases where the effect of the common stock equivalent would be antidilutive.

The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (see Note 3 – Business Combinations). Accordingly, weighted average shares outstanding for purposes of the earnings per share calculation have been retroactively restated as shares reflecting the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The calculation of basic and diluted loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands, except share and per share data):

	Years ended December 31,
	2018	2017	2016
Numerator:
Net loss – basic and diluted	$(34,311)	$(26,907)	$(8,722)
Net loss attributable to participating securities – basic and diluted	—	—	—
Net loss attributable to common stockholders – basic and diluted	$(34,311)	$(26,907)	$(8,722)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	15,745,065	9,995,031	8,578,198
Loss per share – basic and diluted	$(2.18)	$(2.69)	$(1.02)

Excluded from the calculation of weighted-average number of diluted shares outstanding is the effect of the Waitr Convertible Notes, which have historically converted to preferred shares. In connection with the Landcadia Business Combination, we issued Notes which are convertible into shares of the Company’s common stock. See Note 9 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents at each year end. The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2018, 2017, and 2016. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	As of December 31,
	2018	2017	2016
Potentially dilutive securities:
Convertible Preferred Stock:
Seed I	—	3,413,235	3,413,235
Seed II	—	3,301,326	3,301,326
Series AA	—	7,264,489	5,131,956
Stock Options	880,833	4,027,972	1,993,267
Warrants (1)	25,384,615	406,337	406,337
Potentially dilutive securities at period end	26,265,448	18,413,359	14,246,121
(1)

Includes 384,615 Debt Warrants and 25,000,000 Public Warrants as of December 31, 2018. Warrants as of December 31, 2017 and 2016 include the 2014 Warrants. See Note 9 – Debt and Note 16 – Stockholders’ Equity for additional details on warrants.

18.   Related-Party Transactions

As of December 31, 2017, certain board members of Waitr Incorporated participated in the Company’s issuance of Series 2017 Notes. Out of $7,484 principal amount issued as Series 2017 Notes, approximately $694 was funded by the board members. Additionally, certain board members of Waitr Incorporated were lenders under the Company’s line of credit. Out of $5,000 borrowed under the line of credit, $3,030 was funded by the board members. Interest expense for the year ended December 31, 2018 included $401 of amounts paid to the board members.

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into the Credit Agreement Amendment, with Luxor Capital (see Note 9 – Debt and Note 19 – Subsequent Events for additional details). Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

19.   Subsequent Events

Bite Squad Merger

On January 17, 2019, the Company completed the acquisition of BiteSquad.com, LLC (“Bite Squad”), a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operates a three-sided marketplace, consistent with Waitr’s business model, through the Bite Squad Platform. The consideration for the Bite Squad Merger consisted of $192,949 payable in cash (subject to adjustments) and an aggregate of 10,591,968 shares of the Company’s common stock valued at $10.00 per share.

The Bite Squad Merger was considered a business combination in accordance with GAAP, and will be accounted for using the acquisition method, with total purchase consideration allocated to acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired, if any, will be recorded as goodwill. The fair value analysis of Bite Squad assets acquired, liabilities assumed and the allocation of the total purchase consideration has not yet been completed. The results of operations of Bite Squad will be included in our consolidated financial statements beginning on the acquisition date, January 17, 2019.

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs through December 31, 2018, of approximately $477, consisting of legal and professional fees, which are included in general and administrative expense in the consolidated statement of operations in 2018.

In connection with and as part of the Bite Squad Merger, on January 17, 2019, the Company purchased from Bregal Sagemount II L.P., Bregal Sagemount II-A L.P. and Bregal Sagemount II-B L.P. (collectively, the “Selling Stockholders”) all of the issued and outstanding shares of BSI2 Hold Daisy Inc., which held an aggregate of 1,092,034 Series C Preferred Units of Bite Squad, pursuant to that certain Stock Purchase Agreement, dated as of December 11, 2018 (the “Blocker Agreement”), by and among the Company, the Selling Stockholders, and, solely for purposes of Sections 1.1, 5 and 8 thereof, Bite Squad. The aggregate consideration for all of the issued and outstanding shares of BSI2 Hold Daisy Inc. was approximately $60,000 in cash and is included in the $192,949 cash amount above.

Also on January 17, 2019, Intermediate Holdings and the Company’s wholly-owned indirect subsidiary Waitr Inc., entered into Amendment No. 1 to Credit and Guaranty Agreement (the “Credit Agreement Amendment”) with the various lenders party thereto and Luxor Capital, as administrative agent and collateral agent, which amends the Credit Agreement in order to provide to the Company additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080 the (“Additional Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger.

 The Additional Term Loans are guaranteed by Intermediate Holdings, Bite Squad and its subsidiaries and the other guarantors party to the Credit Agreement and secured by a lien on substantially all assets of Waitr Inc., Intermediate Holdings, Bite Squad and its subsidiaries and the other guarantors under the Credit Agreement. The Additional Term Loans, along with the Existing Term Loans, will mature on November 15, 2022. Interest on the Term Loans will accrue at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. Any amounts paid in kind will be added to the principal amount of the Term Loans on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above.

From the closing date of the Additional Term Loans through November 15, 2019, Waitr will be required to pay a prepayment premium of 5.0% of the principal amount of any Term Loans to be prepaid during such period in connection with (i) any prepayments (whether before or after an event of default), (ii) any payment, repayment or redemption of the obligations following an acceleration, (iii) certain bankruptcy events, or (iv) acceleration upon the termination for any reason of the definitive agreements documenting the convertible promissory notes issued under the Convertible Notes Agreement. Thereafter, the Term Loans may be prepaid without penalty or premium.

In connection with the Additional Term Loans, the Company issued to the lenders under the Credit Agreement Amendment 325,000 shares of common stock of the Company in a private placement. The lenders under the Credit Agreement Amendment have customary registration rights with respect to such shares.

Warrant Exchange Offer

On January 25, 2019, the Company commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its Public Warrants to purchase shares of the Company’s common stock. The purpose of the Offer and Consent Solicitation was to simplify the Company’s capital structure and reduce the potential dilutive impact of the Public Warrants.

The Company offered to all holders of its Public Warrants the opportunity to receive 0.18 shares of common stock in exchange for each of the outstanding Public Warrants tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend (the “Warrant Amendment”) the warrant agreement that governs all of the Public Warrants to permit the Company to require that each Public Warrant outstanding upon the closing of the Offer be converted into 0.162 shares of common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Consent Solicitation was conditioned upon receiving the consent of holders of at least 65% of the outstanding Public Warrants.

The Offer expired at 11:59 p.m. Eastern Standard Time on February 22, 2019. A total of 24,769,192 Public Warrants, or approximately 99.1% of the 25,000,000 outstanding Public Warrants, were validly tendered and not withdrawn in the Offer, and were therefore deemed to have consented to the Warrant Amendment. Pursuant to the terms of the Offer, the Company issued an aggregate of 4,458,438 shares of common stock in exchange for such Public Warrants. Because consents were received from holders of more than 65% of the Public Warrants, the Warrant Amendment was approved. The Company exchanged all remaining untendered Public Warrants in accordance with the terms of the Warrant Agreement, as amended, on March 12, 2019, for an aggregate of 37,391 shares of the Company’s common stock.