Form 10-Q
period 2019-03-31
Waitr Holdings Inc.
filed 2019-05-10
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number, including area code: 1-337-534-6881

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	WTRH	The Nasdaq Stock Market LLC

The number of shares of Registrant’s Common Stock outstanding as of May 8, 2019 was 69,918,381.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$43,615	$209,340
Accounts receivable, net	8,299	3,687
Capitalized contract costs, current	2,163	1,869
Prepaid expenses and other current assets	4,947	4,548
TOTAL CURRENT ASSETS	59,024	219,444
Property and equipment, net	4,673	4,551
Capitalized contract costs, noncurrent	957	827
Goodwill	225,797	1,408
Intangible assets, net	101,077	261
Other noncurrent assets	552	61
TOTAL ASSETS	$392,080	$226,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$2,731	$1,827
Restaurant food liability	8,566	208
Accrued payroll	6,349	3,055
Short-term loan	—	658
Deferred revenue, current	3,642	3,314
Income tax payable	87	25
Other current liabilities	12,933	4,508
TOTAL CURRENT LIABILITIES	34,308	13,595
Long-term debt	119,570	80,985
Accrued workers’ compensation liability	733	908
Deferred revenue, noncurrent	1,375	1,356
Other noncurrent liabilities	228	217
TOTAL LIABILITIES	156,214	97,061
Commitment and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 69,368,381 and 54,035,538 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7	5
Additional paid in capital	331,539	200,417
Accumulated deficit	(95,680)	(70,931)
TOTAL STOCKHOLDERS’ EQUITY	235,866	129,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,080	$226,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE	$48,032	$12,409
COSTS AND EXPENSES:
Operations and support	36,183	9,116
Sales and marketing	10,323	2,364
Research and development	1,940	588
General and administrative	18,918	3,513
Depreciation and amortization	4,116	226
Impairment of intangible assets	18	—
Loss on disposal of assets	5	8
TOTAL COSTS AND EXPENSES	71,503	15,815
LOSS FROM OPERATIONS	(23,471)	(3,406)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	1,605	172
Interest income	(339)	(1)
Gain on derivatives	—	(162)
Other expenses (income)	(50)	1
NET LOSS BEFORE INCOME TAX EXPENSE	(24,687)	(3,416)
Income tax expense	62	11
NET LOSS	$(24,749)	$(3,427)
LOSS PER SHARE:
Basic and diluted	$(0.38)	$(0.34)
Weighted average common shares outstanding – basic and diluted	64,525,683	10,050,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,749)	$(3,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	388	23
Non-cash advertising expense	142	71
Stock-based compensation	2,033	1,076
Equity issued in exchange for services	30	30
Loss on disposal of assets	5	8
Depreciation and amortization	4,116	226
Impairment of intangible assets	18	—
Amortization of capitalized contract costs	583	272
Gain on derivatives	—	(162)
Changes in assets and liabilities:
Accounts receivable	(2,883)	(261)
Capitalized contract costs	(1,007)	(592)
Prepaid expenses and other current assets	961	(26)
Lease deposits	4	(12)
Accounts payable	(49)	154
Restaurant food liability	7,428	37
Deferred revenue	347	643
Income taxes payable	62	11
Accrued payroll	2,168	698
Accrued interest	—	148
Accrued workers’ compensation liability	(176)	—
Other current liabilities	(2,093)	32
Other noncurrent liabilities	(15)	—
Net cash used in operating activities	(12,687)	(1,051)
Cash flows from investing activities:
Purchases of property and equipment	(627)	(505)
Acquisition of Bite Squad, net of cash acquired	(192,419)	—
Collections on notes receivable	22	—
Internally developed software	(59)	—
Consideration paid for IndiePlate asset acquisition	—	(11)
Proceeds from sale of property and equipment	21	—
Net cash used in investing activities	(193,062)	(516)
Cash flows from financing activities:
Proceeds from convertible notes issuance	—	1,410
Equity issuance costs	(600)	—
Proceeds from Additional Term Loans	42,080	—
Payments on short-term loan	(658)	—
Proceeds from exercise of stock options	1	—
Taxes paid related to net settlement on stock-based compensation	(799)	—
Net cash provided by financing activities	40,024	1,410
Net change in cash	(165,725)	(157)
Cash, beginning of period	209,340	3,947
Cash, end of period	$43,615	$3,790
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,215	$—
Supplemental disclosures of non-cash investing and financing activities:
Services receivable	$—	$1,000
Stock issued as consideration in Bite Squad acquisition	126,573	—
Stock issued in connection with Additional Term Loans	3,884	—
Debt assumed in IndiePlate asset acquisition	—	60
Bifurcated embedded derivatives	—	87
Discount on convertible notes due to beneficial conversion feature	—	1,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2019
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2018	—	$—	—	$—	—	$—	54,035,538	$5	$200,417	$(70,931)	$129,491
Net loss	—	—	—	—	—	—	—	—	—	(24,749)	(24,749)
Exercise of stock options	—	—	—	—	—	—	886	—	1	—	1
Taxes paid related to net settlement on stock- based compensation	—	—	—	—	—	—	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	—	—	—	—	—	—	2,033	—	2,033
Equity issued in exchange for services	—	—	—	—	—	—	—	—	30	—	30
Issuance of common stock in connection with Additional Term Loans	—	—	—	—	—	—	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	—	—	—	—	—	—	4,494,889	1	(600)	—	(599)
Stock issued as consideration in Bite Squad Merger	—	—	—	—	—	—	10,591,968	1	126,573	—	126,574
Balances at March 31, 2019	—	$—	—	$—	—	$—	69,368,381	$7	$331,539	$(95,680)	$235,866

Three Months Ended March 31, 2018
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2017	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$35,110	$(36,620)	$(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(3,427)	(3,427)
Stock-based compensation	—	—	—	—	—	—	—	—	1,076	—	1,076
Equity issued in exchange for services	—	—	—	—	—	—	—	—	30	—	30
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,471	—	1,471
Balances at March 31, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$37,687	$(40,047)	$(2,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), an online food ordering and delivery platform, which operates a three-sided marketplace, consistent with Waitr. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for carryout sales and expanded business in the delivery market.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) as they apply to interim financial information. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete annual financial statements, although the Company believes that the disclosures made are adequate to make information not misleading.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion, include all adjustments that are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. The Company has revised the classification of certain employee-related wages and payroll taxes associated with such wages for the three months ended March 31, 2018 to better align the statement of operations line items with departmental responsibilities and management of operations. These reclassifications had no effect on the Company’s reported total costs and expenses, loss from operations, net loss or loss per share for the three months ended March 31, 2018.

The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended March 31, 2018
	As Previously Reported	Reclassification	As Reclassified
Operations and support expenses	$7,916	$1,200	$9,116
Sales and marketing expenses	2,353	11	2,364
General and administrative expenses	4,701	(1,188)	3,513
Related party expenses	23	(23)	—

Certain prior period amounts included in the unaudited condensed consolidated balance sheets and statements of cash flows have been reclassified to conform to the current period’s presentation.

Restaurant Food Liability

All transactions processed through the Bite Squad Platform and certain transactions processed through the Waitr Platform result in the Company receiving all of the transaction proceeds. The Company records as a restaurant food liability the net balance owed to the restaurant, after deducting the commissions and other fees charged to the restaurant. The Company remits payments to the restaurants twice a month, generally on the 1st and 15th.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.

Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements affect the following items: determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations, variable consideration, other obligations such as product returns and refunds, allowance for doubtful accounts, allowance for chargebacks, incurred loss estimates under our insurance policies with large deductibles or retention levels, income taxes, useful lives of tangible and intangible assets, depreciation and amortization, equity compensation, contingencies, goodwill and other intangible assets, and fair value of assets acquired and liabilities assumed as part of a business combination. The Company regularly assesses these estimates and records changes to estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from those estimates.

Critical Accounting Policies and Estimates

Except as set forth below, there has been no material change to our critical accounting policies and estimates described in the 2018 Form 10-K.

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on the Waitr Platform or Bite Squad Platform. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Transaction fees	$46,968	$11,843
Setup and integration fees	1,022	490
Other	42	76
	$48,032	$12,409

Transaction fees represent the revenue recognized from the Company’s obligation to process orders on the Platforms. The performance obligation is satisfied when the Company successfully processes an order placed on one of the Platforms and the restaurant receives the order at their location. The obligation to process orders on the Platforms represents a series of distinct performance obligations satisfied over time that the Company combines into a single performance obligation. Consistent with the recognition objective in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. As an agent of the restaurant in the transaction, the Company recognizes transaction fees earned from the restaurant on the platform on a net basis. Transaction fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the restaurant have the ability to unilaterally terminate the contract by providing notice of termination.

The Company also receives non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represent administrative activities that allow the Company to fulfill future performance obligations for these restaurants and do not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants results in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Upfront non-refundable fees are generally due shortly after the contract is executed; however, the Company may provide installment payment options for up to six months. Revenue is recognized ratably over a two-year period, at which point the restaurant must make another non-refundable payment to renew the contract.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized are recorded on the unaudited condensed consolidated balance sheet in other current liabilities.

Other revenue consists primarily of subscription revenue from restaurants who have opted to pay an ongoing monthly fee to remain on the Platforms instead of a lump sum setup fee.

Significant Judgment

Most of the Company’s contracts with restaurants contain multiple performance obligations as described above. For these contracts, the Company accounts for individual performance obligations separately if they are both capable of being distinct, and distinct in the context of the contract. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment.

Judgment is also required to determine the standalone selling price for each distinct performance obligation. The Company uses the alternative approach in ASC 606 to allocate the upfront fee between the material right obligation and the transaction fee obligation, which results in all of the upfront non-refundable payment at inception of the contract being allocated to the material right obligation. When contracts with restaurants include other performance obligations, such as ancillary equipment, the Company establishes a single amount to estimate the standalone selling price for the goods or services. In instances where the standalone selling price is not directly observable, it is determined using observable inputs.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to restaurants. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees are due at inception of the contract; in certain cases, extended payment terms may be provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $3,687 and $2,124 as of January 1, 2019 and 2018, respectively.

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

Assets Recognized from Costs to Obtain and Costs to Fulfill a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentives earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit, which the Company has determined to be two years. Deferred costs related to obtaining contracts with restaurants were $1,130 and $986 as of March 31, 2019 and December 31, 2018, respectively, out of which $789 and $679, respectively, were classified as current. Amortization of expense for the costs to obtain a contract were $209 and $95 for the three months ended March 31, 2019 and 2018, respectively.

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over a period of benefit, which the Company has determined to be two years. Deferred costs related to fulfilling contracts with restaurants were $1,990 and $1,710 as of March 31, 2019 and December 31, 2018, respectively, out of which $1,374 and $1,190, respectively, were classified as current. Amortization of expense for the costs to fulfill a contract were $374 and $177 for the three months ended March 31, 2019 and 2018, respectively.

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a restaurant when the amortization period would have been one year or less.

There was no impairment loss in relation to capitalized costs for the periods presented.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASCs.

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these condensed consolidated financial statements. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies or adds disclosure requirements regarding fair value measurements. The amendments in this ASU are effective for all entities beginning after December 15, 2019, with amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and narrative description of measurement uncertainty requiring prospective adoption and all other amendments requiring retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2018-13 on its related disclosures and does not expect it to have a material impact on the unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards will be initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement will be based on an estimate of the fair value of the equity instruments to be issued. ASU 2018-07 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period for which financial statements have not been issued or made available for issuance but not before an entity adopts ASC 606. As an emerging growth company, the Company will not be subject to the requirements of ASU 2018-07 until fiscal year 2020. The Company’s adoption of this ASU will not have a material impact on the unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in ASC 480. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. Part II of ASU 2017-11 does not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. As an emerging growth company, the Company will not be subject to the requirements of ASU 2017-11 until fiscal year 2020. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. As an emerging growth company, the Company will not be subject to the requirements of ASU 2016-13 until fiscal year 2020. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods beginning after December 15, 2020. Early adoption is permitted. As an emerging growth company, the Company will not be subject to the requirements of ASU 2016-02 until fiscal year 2020. The

Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

3.   Business Combinations

Bite Squad Merger

On January 17, 2019, the Company completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operates a three-sided marketplace, consistent with Waitr, through the Bite Squad Platform. The consideration for the Bite Squad Merger consisted of $192,949 payable in cash (subject to adjustments), the pay down of $12,705 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), valued at $11.95 per share. The following represents the preliminary estimated merger consideration:

(in thousands, except per share amount)
Shares transferred at closing	10,592
Value per share	$11.95
Total share consideration	$126,574
Plus: cash transferred to Bite Squad members	192,949
Plus: pay down of debt	12,705
Total estimated merger consideration	$332,228

The Bite Squad Merger was considered a business combination in accordance with ASC 805, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill.

The preliminary estimated fair value of assets acquired and liabilities assumed consists of the following (in thousands):

Cash and cash equivalents	$11,819
Settlements due from credit card processors	1,097
Accounts receivable	2,048
Inventory	940
Prepaid expenses and other	562
Intangible assets	104,400
Loans receivable	336
Other noncurrent assets	163
Restaurant food liability	(930)
Accounts payable	(953)
Accrued payroll	(1,125)
Accrued taxes	(1,818)
Other accruals	(8,652)
Indebtedness	(48)
Total assets acquired and liabilities assumed	107,839
Goodwill	224,389
Total estimated merger consideration	$332,228

The Company engaged a third-party to assist management in estimating the fair value of the assets and liabilities. The goodwill recorded in the Bite Squad Merger represents future anticipated economic benefits from combining operations of Waitr and Bite Squad, including, but not limited to, future growth into new markets, future enhancements to the Platforms, future customer relationships and the workforce in place. Approximately 81% of the goodwill is expected to be deductible for U.S. federal income tax purposes given the federal tax treatment of the transaction.

The acquired identifiable intangible assets include customer relationships, trade name and developed technology. The developed technology asset was valued using the “with & without” methodology which considers the direct replacement and opportunity costs associated with the underlying technology. The developed technology acquired represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value. These inputs required significant judgments and estimates at the time of the valuation.

The acquired customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with economic rents associated with supporting the existing customer relationships. The customer relationships acquired represent a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value. These inputs required significant judgments and estimates at the time of the valuation.

The acquired trade name was valued using the income approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade name in the form of royalty payments that would be paid to the owner of the trade name in return for the rights to use the trade name. The trade name acquired represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value. These inputs required significant judgments and estimates at the time of the valuation.

While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the calculation of the purchase price adjustments pursuant to the Bite Squad Merger Agreement, which could affect the final fair value analysis. The Company anticipates finalizing the determination of the fair values by the fourth quarter of 2019.

The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss of Bite Squad included in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2019 totaled approximately $22,915 and $4,584, respectively.

Identifiable intangible assets acquired from Bite Squad consist of the following (in thousands):

	Amortizable Life (in years)	Value
Customer Relationships	7.5	$81,000
Trade name	3.0	5,400
Developed technology	4.0	18,000
Total		$104,400

The acquired identifiable intangible assets are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,949 consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2019.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Revenue	$52,318	$29,369
Net Loss	26,410	8,229

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans. Acquisition costs and other nonrecurring charges incurred are included in the period presented.

Landcadia Business Combination

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated (the “Landcadia Business Combination”). Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock as of and for the three months ended March 31, 2018, respectively, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share). The pro forma information of the Landcadia Business Combination has been excluded as the amounts are not material.

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Credit card receivables	$5,979	$1,871
Receivables from restaurants	2,680	1,991
Accounts receivable	$8,659	$3,862
Less: allowance for doubtful accounts and chargebacks	(360)	(175)
Accounts receivable, net	$8,299	$3,687

5. Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. These intangible assets are reviewed for impairment whenever events or circumstances indicate that they may not be recoverable. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad trade name intangible, however, is being amortized over its estimated useful life.

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$19,225	$(1,415)	$(607)	$17,203
Trademarks/Trade name/Patents	5,405	(380)	—	5,025
Customer Relationships	81,142	(2,293)	—	78,849
Total	$105,772	$(4,088)	$(607)	$101,077

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,239	$(536)	$(589)	$114
Trademarks/Trade name/Patents	5	—	—	5
Customer Relationships	142	—	—	142
Total	$1,386	$(536)	$(589)	$261

On January 17, 2019, the Company acquired intangible assets in connection with the acquisition of Bite Squad, including customer relationships of $81,000, trade names valued at $5,400 and developed technology of $18,000 (see Note 3 – Business Combinations).

An impairment loss of $18 in the three months ended March 31, 2019 was recorded for the portion of previously capitalized software that was replaced due to the release of new software developed in 2019.

The Company recorded amortization expense of $3,635 and $30 for the three months ended March 31, 2019 and 2018, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2019	$12,932
2020	17,193
2021	17,134
Thereafter	53,818
Total future amortization	$101,077

Goodwill

The Company recorded $224,389 of goodwill as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Bite Squad Merger. No impairment losses were recorded for the three months ended March 31, 2019. The Company’s goodwill balance is as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Balance, beginning of period	$1,408	$1,408
Acquisition during the period	224,389	—
Balance, end of period	$225,797	$1,408

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued incentive compensation	$400	$—
Accrued advertising expenses	1,205	887
Accrued transaction expenses	4,163	—
Accrued sales tax payable	1,405	—
Other current liabilities	5,760	3,621
Other current liabilities	$12,933	$4,508

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Term Loans	$67,080	$25,000
Notes	60,000	60,000
	$127,080	$85,000
Less: unamortized debt issuance costs on Term Loans	(5,871)	(2,268)
Less: unamortized debt issuance costs on Notes	(1,639)	(1,747)
Total long-term debt	$119,570	$80,985

Short-term loan	—	658
Total outstanding debt	$119,570	$81,643

The following discussion includes a description of the Company’s outstanding debt at March 31, 2019 and December 31, 2018.

Debt Facility

On January 17, 2019, the Company’s wholly-owned direct subsidiary Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”), and the Company’s wholly-owned indirect subsidiary Waitr Inc., entered into that certain Amendment No. 1 to Credit and Guaranty Agreement (the “Credit Agreement Amendment”) with the various lenders party thereto and Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, which amended that certain Credit and Guaranty Agreement, dated as of November 15, 2018 (the “Existing Credit Agreement” and as amended by the Credit Agreement Amendment, the “Credit Agreement”), among Waitr Inc., Intermediate Holdings, the lenders party thereto, and Luxor Capital, as administrative agent and collateral agent, in order to provide to Waitr Inc. additional senior secured first priority term loans under the Debt Facility (as defined below) in the aggregate principal amount of $42,080 the (“Additional Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Existing Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Existing Term Loans”).

The Existing Term Loans are guaranteed by Intermediate Holdings and secured by (i) a first priority pledge of the equity interests of Waitr Inc. and (ii) a first priority lien on substantially all other assets of Waitr Inc. and Intermediate Holdings (subject to customary exceptions). The Additional Term Loans are guaranteed by Intermediate Holdings, Bite Squad and its subsidiaries and the other guarantors party to the Credit Agreement and secured by a lien on substantially all assets of Waitr Inc., Intermediate Holdings, Bite Squad and its subsidiaries and the other guarantors under the Credit Agreement. The Additional Term Loans and Existing Term Loans (together, the “Term Loans”), will mature on November 15, 2022.

Interest on borrowings under the Debt Facility initially accrued at a rate of 7.0% per annum. Effective January 17, 2019, in connection with the Credit Agreement Amendment, interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. Any amounts paid in kind will be added to the principal amount of the Debt Facility on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 9.87%.

From the closing date of the Additional Term Loans through November 15, 2019, Waitr Inc. will be required to pay a prepayment premium of 5.0% of the principal amount of any Term Loans to be prepaid during such period in connection with (i) any prepayments (whether before or after an event of default), (ii) any payment, repayment or redemption of the obligations following an acceleration, (iii) certain bankruptcy events, or (iv) acceleration upon the termination for any reason of the definitive agreements documenting the convertible promissory notes issued under the Convertible Notes Agreement (as defined under Notes below). Thereafter, the Term Loans may be prepaid without penalty or premium.

In connection with the Additional Term Loans, the Company issued to the lenders under the Credit Agreement Amendment 325,000 shares of common stock of the Company in a private placement. The lenders under the Credit Agreement Amendment have customary registration rights with respect to such shares.

The Credit Agreement requires Intermediate Holdings to maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. The Credit Agreement also includes a number of customary covenants. Such covenants, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to:

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

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of March 31, 2019.

In connection with the Debt Facility, the Company issued to Luxor Capital warrants exercisable for 384,615 shares of the Company’s common stock (the “Debt Warrants”). See Note 13 – Stockholders’ Equity for additional details.

Notes

In connection with the Credit Agreement Amendment, the Company entered into that certain Amendment No. 1 to Credit Agreement, dated as of January 17, 2019 (the “Convertible Notes Amendment”), among the Company, the lenders party thereto and Luxor Capital, as administrative agent, which amended the Convertible Notes Agreement (as defined below), to permit the Bite Squad Merger and to make certain other amendments in conformity with the Credit Agreement Amendment. On November 15, 2018, in connection with the closing of the Landcadia Business Combination, the Company entered into a convertible notes credit agreement (the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP in the aggregate principal amount of $60,000 (the “Notes”). The Notes bear interest at 1.0% per annum, paid quarterly in cash, and will mature four years from the date of the closing of the Landcadia Business Combination, unless earlier converted at the election of the holder. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 1.77%.

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

Short-term loan

On June 4, 2018, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The loan had a principal amount of $2,172, payable in monthly installments, until maturity, and carried an annual interest rate of 3.39%. The loan was paid in full upon maturity on March 21, 2019.

Series 2018 Convertible Promissory Notes

Between March 2, 2018 and March 15, 2018, the Company issued a series of convertible promissory notes (“Series 2018 Notes”) to various investors with a maturity date of 24 months from the date of issuance with an aggregate principal amount of $2,470, of which $1,410 was received in cash, $1,000 in advertising services receivable, and $60 was debt assumed in the IndiePlate LLC asset acquisition.

The Series 2018 Notes accrued interest at a rate of 8% per annum that was due and payable at maturity, unless otherwise converted prior to maturity. In connection with the Landcadia Business Combination, the Series 2018 Notes were either ultimately converted into common stock of the post-combination company or redeemed for cash.

The Company determined that the feature in the Series 2018 Notes providing for conversion into shares sold in the next financing at a stated discount, and the ability for holders to redeem their notes at a substantial premium, represented an embedded derivative requiring separate accounting recognition in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes, with an offset to the discount on the convertible note payable. Changes in estimated fair value of the derivatives were reported as gain/loss on derivatives in the unaudited condensed consolidated statement of operations (see Note 8 – Derivatives).

8.   Derivatives

As described in Note 7 — Debt, the Company identified certain embedded derivatives related to contingent requirements to repay certain of its indebtedness at a substantial premium to par. These embedded derivatives were carried on the Company’s consolidated balance sheets as bifurcated embedded derivatives on the Series 2018 Notes at estimated fair value. Changes in the estimated fair value of the derivatives are reported as gain/loss on derivatives in the accompanying unaudited condensed consolidated statements of operations. The embedded derivatives are not designated as hedging instruments.

The amount of gain recognized in the unaudited condensed consolidated statements of operations on derivatives not designated as hedging instruments is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gain on derivatives	$—	$(162)

9.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $4,670 and $2,358 as of January 1, 2019 and January 1, 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized $1,023 and $537 of setup and integration revenue, respectively, which was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, $5,017 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees. The Company expects to recognize revenue of approximately $3,642 on these remaining performance obligations over the next 12 months, with the balance recognized in the subsequent 12 months.

10.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $62 and $11 for the three months ended March 31, 2019 and 2018, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of March 31, 2019 and December 31, 2018 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

11.   Commitments and Contingencies

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of March 31, 2019 and December 31, 2018, the Company had $1,106 and $1,317, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the three months ended March 31, 2019 or 2018.

Legal Matters

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The Company denies the allegations and intends to defend the suits vigorously.

12.   Fair Value Measurement

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. As of March 31, 2019 and December 31, 2018, the Company held no financial instruments required to be measured at fair value on a recurring basis.

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

13.   Stockholders’ Equity

Common Stock

At March 31, 2019 and December 31, 2018, the Company had 249,000,000 authorized shares of common stock, par value $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 69,368,381 and 54,035,538 shares of common stock issued and outstanding, respectively, par value $0.0001 per share. The Company did not hold any shares as treasury shares as of March 31, 2019 or December 31, 2018. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At March 31, 2019 and December 31, 2018, the Company had 1,000,000 authorized shares of preferred stock, par value $0.0001 per share. There were no issued or outstanding preferred shares as of March 31, 2019 or December 31, 2018.

Bite Squad Merger

A portion of the consideration for the Bite Squad Merger was paid in the form of common shares of the Company. Common shares transferred at closing totaled 10,591,968. Additionally, in connection with the Additional Term Loans (see Note 7 – Debt), the Company issued to the lenders under the Credit Agreement Amendment 325,000 shares of common stock of the Company in a private placement. The lenders under the Credit Agreement Amendment have customary registration rights with respect to such shares.

Warrants

Public Warrants

Prior to the consummation of the Landcadia Business Combination, Landcadia Holdings, Inc. had 25,000,000 public warrants outstanding (the “Public Warrants”). On February 22, 2019, the Company completed an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to the Public Warrants.

The Company offered to all holders of its Public Warrants the opportunity to receive 0.18 shares of common stock in exchange for each of the outstanding Public Warrants tendered by the holder and exchanged pursuant to the Offer. A total of 24,769,192 Public Warrants, or approximately 99.1% of the 25,000,000 outstanding Public Warrants, were validly tendered and not withdrawn in the Offer, and were therefore deemed to have consented to the Warrant Amendment (as defined below). Pursuant to the terms of the Offer, the Company issued an aggregate of 4,458,438 shares of common stock in exchange for such Public Warrants.

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

The Company received consents from holders of more than 65% of the Public Warrants, and therefore, the Warrant Amendment was approved. The Company exchanged all remaining untendered Public Warrants in accordance with the terms of the Warrant Amendment on March 12, 2019 for an aggregate of 37,391 shares of the Company’s common stock. A total of 4,494,889 shares were issued in connection with the Offer after adjustments for fractional shares, which were settled in cash.

Debt Warrants

In connection with the Debt Facility, the Company issued to Luxor Capital warrants exercisable for 384,615 shares of the Company’s common stock. The Debt Warrants became exercisable after the consummation of the Landcadia Business Combination and (i) will expire four years from the closing date of the Landcadia Business Combination, (ii) have an exercise price of $13.00 per share, and (iii) include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants. In addition, the Company is required to repay the Debt Facility in full in the event that either (i) the registration statement for the resale of the shares of the Company’s common stock underlying the Notes and Debt Warrants has not been filed within 30 days after the closing of the Landcadia Business Combination, or (ii) such registration statement is not effective within 180 days after the closing of the Landcadia Business Combination. Such repayment shall be payable within nine months after the Debt Facility becomes due.

2014 Warrants

On May 14, 2014, the Company granted warrants (the “2014 Warrants”) to non-employees (“Holders”) to purchase 406,337 shares of common stock at an exercise price of $0.01 per share. The 2014 Warrants were subject to a vesting schedule at a rate of 12.5% of the granted share amount per quarter over two years of service. The Company records equity instruments issued to non-employees as expense, based on the fair value of the Company’s common stock. The 2014 Warrants were exercised in connection with the Landcadia Business Combination and the Holders received 405,884 shares of common stock, representing the 406,337 warrants exercised, net of 453 shares used to cover the warrant cost. The Company did not recognize any expense for the three months ended March 31, 2019 or 2018 as the 2014 Warrants were fully vested during such periods.

14.   Loss Per Share Attributable to Common Stockholders

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock awards, restricted stock units and warrants, except in cases where the effect of the common stock equivalent would be antidilutive.

The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (see Note 3 – Business Combinations). Accordingly, the weighted average shares outstanding for purposes of the earnings per share calculation for the three months ended March 31, 2018 have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The calculation of basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss – basic and diluted	$(24,749)	$(3,427)
Net loss attributable to participating securities – basic and diluted	—	—
Net loss attributable to common stockholders – basic and diluted	$(24,749)	$(3,427)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	64,525,683	10,050,180
Loss per share – basic and diluted	$(0.38)	$(0.34)

Excluded from the calculation of weighted-average number of diluted shares outstanding is the effect of the Series 2018 Notes, which have historically converted to preferred shares. In connection with the Landcadia Business Combination, we issued Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents at each period end. The Company generated a net loss attributable to the Company’s common stockholders for the three months ended March 31, 2019 and 2018. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	Three Months Ended March 31,
	2019	2018
Potentially dilutive securities:
Convertible Preferred Stock:
Seed I	—	3,413,235
Seed II	—	3,301,326
Series AA	—	7,264,489
Stock Options	864,318	4,487,862
Restricted Stock Units	199,785	—
Warrants (1)	384,615	406,337
Potentially dilutive securities at period end	1,448,718	18,873,249

(1)	Includes the Debt Warrants as of March 31, 2019 and the 2014 Warrants as of March 31, 2018. See Note 7 – Debt and Note 13 – Stockholders’ Equity for additional details on warrants.

15.   Related-Party Transactions

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Existing Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into the Credit Agreement Amendment, with Luxor Capital (see Note 7 – Debt for additional details). Jonathon Green, a board member of the Company, is a partner at Luxor Capital.

At the closing of the Landcadia Business Combination, the Company entered into a consulting agreement with Steven L. Scheinthal, a board member of the Company, pursuant to which he received 150,000 restricted shares under the Waitr Holdings Inc. 2018 Omnibus Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form10-Q”) and with the audited consolidated financial statements included in the Company’s 2018 Form 10-K filed with the SEC on March 15, 2019. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2018 Form10-K (Part I, Item 1A, Risk Factors), and in our subsequent quarterly reports (Part II, Item 1A. Risk Factors): general economic and business risks affecting our industry that are largely beyond our control; our limited operational history and development risks associated with the development of any new business; failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms; loss of restaurants on the Platforms; declines in our delivery service levels or lack of increases in business for restaurants; inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage; failure of restaurants in our networks to maintain their service levels; seasonality and the impact of inclement weather; inability to grow at historical growth rates or achieve profitability; inability to manage growth and meet demand; economic downturns; prioritization of experience of restaurants and diners over short-term profitability; slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms; changes in our products or to operating systems, hardware, networks or standards that our operations depend on; potential liability and expenses for legal claims; dependence of our business on our ability to maintain and scale our technical infrastructure; personal data, internet security breaches or loss of data provided by our diners, drivers or restaurants on our Platforms; inability to comply with applicable law or standards if we become a payment processor at some point in the future; risks related to the credit card and debit card payments we accept; reliance on third-party vendors to provide products and services; the highly competitive and fragmented nature of our industry; substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants; dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms; inability to attract diners and convert them into Active Diners making orders in a cost-effective manner; loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business; driver shortages and increases in driver compensation; major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena; increases in food, labor, fuel and other costs; plans to make acquisitions; federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters; failure to protect our intellectual property; patent lawsuits and other intellectual property rights claims; our use of open source software; insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances; unionization of our employees; failure of our independent contract drivers to meet our contractual obligations or otherwise perform in a manner consistent with our requirements; determination by regulators or judicial process that our independent contractors are our employees; requirements of being a public company; changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages; and risks related to the Bite Squad Merger.

These risks and uncertainties may be outside of our control. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

Waitr operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. The Company’s strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which it operates.

On January 17, 2019, we completed the acquisition of Bite Squad, an online food ordering and delivery platform, which operates a three-sided marketplace, consistent with Waitr. The aggregate consideration for the Bite Squad Merger consisted of

$192,949 payable in cash (subject to adjustments), the pay down of $12,705 of indebtedness of Bite Squad and 10,591,968 shares of our common stock. We believe the acquisition will help us drive additional growth as we leverage our respective strengths, with the opportunity to realize cost and operational synergies, including the integration of the two platforms.

We connect diners and restaurants via the Waitr and Bite Squad Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for carryout sales and expanded business in the delivery market.

At March 31, 2019, we operated in approximately 700 cities and had approximately 24,000 restaurants on the Platforms. The Bite Squad Merger resulted in significant increases in Average Daily Orders (as defined below) and revenue for the three months ended March 31, 2019 as compared to the same period of 2018. Average Daily Orders for the three months ended March 31, 2019 and 2018 were approximately 57,253 and 16,991, respectively. Our revenue grew to $48,032 in the three months ended March 31, 2019 compared to $12,409 for the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially from estimates. Critical accounting estimates and judgements relied upon in preparing our condensed consolidated financial statements affect the following items:

•	determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations;
•	variable consideration;
•	other obligations such as product returns and refunds;
•	allowances for doubtful accounts and chargebacks;
•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	depreciation and amortization;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

Other than the changes disclosed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our critical accounting policies and estimates described in the 2018 Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

Factors Affecting the Comparability of Our Results of Operations

The Landcadia Business Combination and Public Company Costs.  The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. Waitr Incorporated is Landcadia Holdings, Inc.’s accounting predecessor.

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

Bite Squad Merger.  The Bite Squad Merger was considered a business combination in accordance with ASC 805, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, the acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019.

In connection with the Bite Squad Merger, we incurred direct and incremental costs during the three months ended March 31, 2019 of approximately $6,949, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2019. We will continue to incur costs in connection with the Bite Squad Merger including non-recurring transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs. Although we expect the elimination of duplicative costs and other cost synergies over time, we may not achieve this result as quickly as anticipated, resulting in materially higher general and administrative expenses in future periods.

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

Key Factors Affecting Our Performance

Efficient Market Expansion.   Our continued revenue growth and path to improved cash flow and profitability is dependent on successful penetration of our target markets and achieving our targeted scale in current and future markets. Once a target market is identified, our market launch playbook calls for hiring a city/market manager to interview, hire, and onboard new drivers, while our corporate and business development team is simultaneously deployed in-market to onboard an appropriate selection of strategically located and diverse restaurants. A local awareness and marketing campaign is typically commenced ahead of launch and temporarily ramped up simultaneously with operational launch, which is driven by the addition of a targeted number of restaurants to the Platforms and drivers. Simultaneous with the market launch playbook, we will research potential asset acquisition targets as a mechanism to accelerate diner and restaurant acquisition in new markets. Delay or failure in achieving positive market-level operating margins (exclusive of indirect and corporate overhead costs) could adversely affect our working capital, which in turn, could slow our growth plans.

We typically target markets that we estimate could achieve sustainable, positive market-level operating margins that support market operating cash flows and profits, improve efficiency, and appropriately leverage the scale of our advertising, marketing, research and development, and other corporate resources. Historically, we estimate that we have reached positive market-level operating margins (exclusive of indirect and corporate overhead costs) approximately twelve months, on average, following market launch, which could be accelerated significantly with an acquisition. Our financial condition, cash flows, and results of operations depend, in significant part, on our ability to achieve and sustain our target profitability thresholds in our markets.

Waitr’s Restaurant and Diner Network.   Our continued growth is driven in significant part by our ability to successfully expand our network of restaurants and diners using the Platforms. We believe that our modest fee structures combined with our differentiated, value-added services foster restaurant loyalty and incentivize restaurants to drive business toward the Platforms. We also believe that recognition of our brands, driven by our strong regional presence and employee delivery drivers, accessible customer service, and low diner fee further contributes to diner loyalty.

Key Business Metrics

Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

Active Diners.  The number of diner accounts from which an order has been placed through the Platforms during the past twelve months (as of the end of the relevant period).

Average Daily Orders.  The number of orders during the period divided by the number of days in that period.

Gross Food Sales.  The total food and beverage sales, sales taxes, prepaid gratuities, and diner fees processed through the Platforms during a given period. Gross Food Sales are different than the order value upon which we charge our fee to restaurants, which excludes gratuities and diner fees. Prepaid gratuities, which are not included in our revenue, are determined by diners and may differ from order to order. Gratuities other than prepaid gratuities, such as cash tips, are not included in Gross Food Sales.

Average Order Size.  Gross Food Sales for a given period divided by the number of orders during the same period.

	Three Months Ended March 31,
Key Business Metrics (1)	2019	2018
Active Diners (as of period end)	2,215,326	541,858
Average Daily Orders	57,253	16,991
Gross Food Sales (dollars in thousands)	$170,403	$54,126
Average Order Size (in dollars)	$35.86	$35.39
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

Basis of Presentation

The Landcadia Business Combination was accounted for as a reverse recapitalization, with Landcadia Holdings, Inc. treated as the “acquired” company for financial reporting purposes. Waitr Incorporated is Landcadia Holdings, Inc.’s accounting predecessor. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated.

Revenue

We generate revenue primarily when diners place an order on our Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees. We also generate revenue from setup and integration fees collected from certain restaurants to onboard them onto the Platforms (these are recognized on a straight-line basis over the anticipated period of benefit, currently determined to be two years) and subscription fees from restaurants that opt to pay a monthly fee in lieu of a lump sum setup and integration fee. Additionally, we sell gift cards and recognize revenue upon gift card redemption. Revenue also includes, to a significantly lesser extent, grocery diner fees (since the launch of this service in select markets in March 2017), and fees for restaurant marketing and data services.

Cost and Expenses

Operations and Support.  Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including drivers, who are mainly full-time and part-time employees and comprise a substantial majority of our employee base, as well as city/market managers, restaurant onboarding, photography, and driver logistics personnel, and payment processing costs for customer orders.

Sales and Marketing.  Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for sales and sales support personnel, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display, team sponsorships (the costs of which are recognized on a straight line basis over the useful period of the contract) and print marketing.

Research and Development.  Research and development expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platforms.

General and Administrative.  General and administrative expense consists primarily of salaries, benefits, stock-based compensation and bonuses for executive, finance and accounting, human resources and administrative employees, third-party legal, accounting, and other professional services, insurance (including workers’ compensation, auto liability and general liability), travel, facilities rent, and other corporate overhead costs.

Depreciation and Amortization.  Depreciation and amortization expense consists primarily of amortization of capitalized costs for software development, trademarks and customer relationships and depreciation of leasehold improvements, furniture, and equipment, primarily tablets deployed in restaurants. We do not allocate depreciation and amortization expense to other line items.

Impairment of Intangible Assets.  Impairment of intangible assets consists primarily of write-downs of intangible assets and minor impairments related to the replacement of internally developed software code.

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt and interest income on cash and money market deposits.

Results of Operations

The following table sets forth our results of operations for the periods indicated presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
(in thousands, except percentages (1))	2019	% of Revenue	2018	% of Revenue
Revenue	$48,032	100%	$12,409	100%
Costs and expenses:
Operations and support (2)	36,183	75%	9,116	73%
Sales and marketing (2)	10,323	21%	2,364	19%
Research and development	1,940	4%	588	5%
General and administrative (2)	18,918	39%	3,513	28%
Depreciation and amortization	4,116	9%	226	2%
Impairment of intangible assets	18	0%	—	0%
Loss on disposal of assets	5	0%	8	0%
Total costs and expenses	71,503	149%	15,815	127%
Loss from operations	(23,471)	(49%)	(3,406)	(27%)
Other expenses (income) and losses (gains), net:
Interest expense	1,605	3%	172	1%
Interest income	(339)	(1%)	(1)	0%
Gain on derivatives	—	0%	(162)	(1%)
Other expenses (income)	(50)	0%	1	0%
Net loss before income tax expense	(24,687)	(51%)	(3,416)	(28%)
Income tax expense	62	0%	11	0%
Net loss	$(24,749)	(52%)	$(3,427)	(28%)

(1)	Percentages may not foot due to rounding
(2)

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total costs and expenses, loss from operations or net loss for the period. See Note 2 – Basis of Presentation and Summary of Significant Policies to our unaudited condensed consolidated financial statements in this Form 10-Q for further details.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

Revenue increased by $35,623, or 287%, to $48,032 in the three months ended March 31, 2019 from $12,409 in the three months ended March 31, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued adoption in existing markets and our expanded footprint into new markets. The results of operations of Bite

Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Note 3 – Business Combinations). Revenue related to the Bite Squad Merger totaled $22,915 from the acquisition date through March 31, 2019.

Average Daily Orders and Gross Food Sales increased in three months ended March 31, 2019 to 57,253 and $170,403, respectively, from 16,991 and $54,126, respectively, in the three months ended March 31, 2018. Average Order Size remained relatively consistent between periods.

Costs and Expenses:

Operations and Support

Operations and support expense increased by $27,067, or 297%, to $36,183 in the three months ended March 31, 2019 from $9,116 in the three months ended March 31, 2018 due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expense increased to 75% in the three months ended March 31, 2019 from 73% in the same period in 2018. Operations and support expense related to the Bite Squad Merger totaled $16,276 from the acquisition date through March 31, 2019.

Sales and Marketing

Sales and marketing expense increased by $7,959, or 337%, to $10,323 in the three months ended March 31, 2019 from $2,364 in the three months ended March 31, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased advertising spend over digital marketing channels of approximately $2,039 and increased headcount and sales commissions for business development managers attributable to our entry into new markets. As a percentage of revenue, sales and marketing expense increased to 21% in the three months ended March 31, 2019 from 19% in the three months ended March 31, 2018. Sales and marketing expense related to the Bite Squad Merger totaled $3,955 from the acquisition date through March 31, 2019.

Research and Development

Research and development expense increased by $1,352, or 230%, to $1,940 in the three months ended March 31, 2019 from $588 in the three months ended March 31, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense decreased to 4% in the three months ended March 31, 2019 compared to 5% in the three months ended March 31, 2018. Research and development expense related to the Bite Squad Merger totaled $701 from the acquisition date through March 31, 2019.

General and Administrative

General and administrative expense increased by $15,405, or 439%, to $18,918 in the three months ended March 31, 2019 from $3,513 in the three months ended March 31, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, business combination-related professional and other costs of $6,949, and increased auto liability and workers’ compensation insurance premiums related to increased headcount and business volume. As a percentage of revenue, general and administrative expense increased to 39% in the three months ended March 31, 2019 compared to 28% in the three months ended March 31, 2018. General and administrative expense related to the Bite Squad Merger totaled $3,103 from the acquisition date through March 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $3,890, to $4,116 in the three months ended March 31, 2019 compared to $226 in the three months ended March 31, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $3,562 from the acquisition date through March 31, 2019. Additionally, the increase relates to the increase in restaurants on the Platforms and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expense increased to 9% in the three months ended March 31, 2019 from 2% in the three months ended March 31, 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $1,216 in the three months ended March 31, 2019 reflecting primarily $1,605 of interest expense associated with the Term Loans and Notes and $339 of interest income. Other expenses (income) and losses (gains), net, totaled $10 in the three months ended March 31, 2018, reflecting $172 of interest expense associated with convertible notes and a $162 gain on derivatives.

Income Tax Expense

Income tax expense was $62 and $11 in the three months ended March 31, 2019 and 2018, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $21,322, to $24,749 in the three months ended March 31, 2019 from $3,427 in the three months ended March 31, 2018 for the reasons discussed above.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had cash on hand of approximately $43,615, consisting primarily of cash and money market deposits. Approximately $1,038 of our cash balance is reserved under compensating balance arrangements with our banks, pertaining to an outstanding letter of credit and as collateral under a corporate credit card program. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans, proceeds from an unsecured line of credit and the cash assumed in connection with the Landcadia Business Combination. As of March 31, 2019, we had total outstanding long-term debt of $127,080, consisting of $67,080 of Term Loans and $60,000 of Notes.

As of May 8, 2019, we had cash on hand of approximately $38,000. We believe that our existing cash will be sufficient to meet our working capital requirements for at least the next twelve months. Our liquidity assumptions may, however, prove to be incorrect. We continually evaluate opportunities to strengthen our liquidity position, fund growth initiatives and/or acquire other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. We recently filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to $300 million of our securities, which was declared effective by the SEC on April 26, 2019. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

Indebtedness

Term Loans under the Debt Facility

On January 17, 2019, Intermediate Holdings and the Company’s wholly-owned indirect subsidiary Waitr Inc. entered into the Credit Agreement Amendment with the various lenders party thereto and Luxor Capital, as administrative agent and collateral agent, which amends the Existing Credit Agreement in order to provide to the Company additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080, the proceeds of which were used to finance a portion of the consideration for the Bite Squad Merger. The Existing Credit Agreement provided for a senior secured first priority term loan to Waitr Inc. in the aggregate principal amount of $25,000. In addition to a number of customary covenants, the Credit Agreement Amendment and Existing Credit Agreement require Intermediate Holdings to maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. For additional details, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Credit Agreement as of March 31, 2019.

Notes

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Convertible Notes Agreement, pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $60,000. For additional details, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Convertible Notes Agreement as of March 31, 2019.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on our Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2018 Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(12,687)	$(1,051)
Net cash used in investing activities	(193,062)	(516)
Net cash provided by financing activities	40,024	1,410

Cash Flows Used In Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $12,687, compared to $1,051 for the same period in 2018, primarily reflecting the inclusion of the results of operations of Bite Squad beginning on the acquisition date, January 17, 2019, and the payment of business combination-related expenses of $6,949 in the three months ended March 31, 2019.

Cash Flows Used In Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $193,062, consisting primarily of $192,419 for the acquisition of Bite Squad. Additionally, investing activities included the purchase of property and equipment of $627 and $505 for the three months ended March 31, 2019 and 2018, respectively, comprised primarily of computer tablets for restaurants on the Platforms. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are devoted exclusively to the Platforms. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

Cash Flows From Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $40,024, primarily reflecting proceeds from the issuance of the Additional Term Loans of $42,080. For the three months ended March 31, 2018, net cash provided by financing activities was $1,410, reflecting proceeds from the issuance of the Series 2018 Notes.

Contractual Obligations and Other Commitments

As of the date of the filing of this Form 10-Q, the Company’s total contractual obligations have increased from those disclosed in the 2018 Form 10-K, primarily due to $42,080 of Additional Term Loans provided under the Debt Facility in connection with the Bite Squad Merger. The Additional Term Loans are due on November 15, 2022. Interest on the Additional Term Loans, assuming no prepayments under the Debt Facility and assuming all interest payments are paid in cash, totals approximately $2,247 for the remainder of 2019 and $3,000, $3,005 and $2,645 for the years ended December 31, 2020, 2021 and 2022, respectively.

Additionally, the Company’s total contractual obligations increased as a result of the acquisition of Bite Squad and related non-cancellable operating leases for office facilities and vehicles used in delivery operations, totaling approximately $791 for the remainder of 2019 and $262 and $51 for the years ended December 31, 2020 and 2021, respectively.

We are also a party to certain ordinary course multi-year sponsorship agreements, but have no material long-term purchase obligations outstanding with any vendors or other third parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of March 31, 2019, we had outstanding long-term debt totaling $127,080, consisting of $67,080 of Term Loans and $60,000 of Notes, all of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at March 31, 2019. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The Company denies the allegations and intends to defend the suits vigorously.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities. Waitr is involved in various lawsuits involving claims for personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers its liability for damages, if any, insurance coverage is not guaranteed, and Waitr could suffer material losses as a result of these claims or the denial of coverage for such claims.

Item 1A. Risk Factors

There have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.1

Amendment No. 1 to Credit and Guaranty Agreement, dated as of January 17, 2019, by and among Waitr Inc., as borrower, Waitr Intermediate Holdings, LLC, the various lenders party thereto and Luxor Capital Group, LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.2

Amendment No. 1 to Credit Agreement, dated as of January 17, 2019, by and among Waitr Holdings Inc., as borrower, the lenders party thereto and Luxor Capital Group, LP, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.3

Form of Registration Rights Agreement by and among Waitr Holdings Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.4	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.5

Separation and Transition Agreement, dated February 11, 2019, by and between Waitr Holdings Inc. and David Pringle (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on February 11, 2019).

10.6

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

Dated: May 10, 2019	By:	/s/ Jeff Yurecko
Jeff Yurecko
Chief Financial Officer
(Principal Financial Officer)