Form 10-Q
period 2019-06-30
Waitr Holdings Inc.
filed 2019-08-08
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Registrant’s Common Stock outstanding as of August 6, 2019 was 76,684,094.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$72,827	$209,340
Accounts receivable, net	7,149	3,687
Capitalized contract costs, current	2,601	1,869
Prepaid expenses and other current assets	9,673	4,548
TOTAL CURRENT ASSETS	92,250	219,444
Property and equipment, net	4,511	4,551
Capitalized contract costs, noncurrent	1,191	827
Goodwill	225,946	1,408
Intangible assets, net	96,863	261
Other noncurrent assets	539	61
TOTAL ASSETS	$421,300	$226,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$2,188	$1,827
Restaurant food liability	7,537	208
Accrued payroll	8,294	3,055
Short-term loan	5,032	658
Deferred revenue, current	3,472	3,314
Income tax payable	—	25
Other current liabilities	12,597	4,508
TOTAL CURRENT LIABILITIES	39,120	13,595
Long-term debt	118,364	80,985
Accrued workers’ compensation liability	603	908
Deferred revenue, noncurrent	1,048	1,356
Other noncurrent liabilities	287	217
TOTAL LIABILITIES	159,422	97,061
Commitment and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 76,134,094 and 54,035,538 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8	5
Additional paid in capital	382,402	200,417
Accumulated deficit	(120,532)	(70,931)
TOTAL STOCKHOLDERS’ EQUITY	261,878	129,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,300	$226,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$51,342	$16,160	$99,374	$28,569
COSTS AND EXPENSES:
Operations and support	39,698	11,918	75,881	21,034
Sales and marketing	15,339	2,805	25,662	5,169
Research and development	2,149	609	4,089	1,197
General and administrative	12,380	7,842	31,298	11,355
Depreciation and amortization	4,824	276	8,940	502
Impairment of intangible assets	—	—	18	—
Loss on disposal of assets	10	—	15	8
TOTAL COSTS AND EXPENSES	74,400	23,450	145,903	39,265
LOSS FROM OPERATIONS	(23,058)	(7,290)	(46,529)	(10,696)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	2,190	290	3,795	462
Interest income	(241)	—	(580)	(1)
Gain on derivatives	—	(165)	—	(327)
Other income	(123)	(39)	(173)	(38)
NET LOSS BEFORE INCOME TAXES	(24,884)	(7,376)	(49,571)	(10,792)
Income tax expense (benefit)	(32)	23	30	34
NET LOSS	$(24,852)	$(7,399)	$(49,601)	$(10,826)
LOSS PER SHARE:
Basic and diluted	$(0.32)	$(0.74)	$(0.70)	$(1.08)
Weighted average common shares outstanding – basic and diluted	72,416,614	9,997,815	68,492,911	10,023,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,601)	$(10,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,079	142
Non-cash advertising expense	310	187
Stock-based compensation	4,552	2,182
Equity issued in exchange for services	60	60
Loss on disposal of assets	15	8
Depreciation and amortization	8,940	502
Impairment of intangible assets	18	—
Amortization of capitalized contract costs	1,250	613
Gain on derivatives	—	(327)
Changes in assets and liabilities:
Accounts receivable	(1,734)	(653)
Capitalized contract costs	(2,346)	(1,196)
Prepaid expenses and other current assets	(3,932)	(2,482)
Accounts payable	(592)	829
Restaurant food liability	6,399	(4)
Deferred revenue	(151)	1,362
Change in current income taxes	(25)	3
Accrued payroll	4,113	739
Accrued workers’ compensation liability	(305)	—
Other current liabilities	(2,441)	4,475
Other noncurrent liabilities	40	(12)
Net cash used in operating activities	(34,351)	(4,398)
Cash flows from investing activities:
Purchases of property and equipment	(990)	(1,113)
Acquisition of Bite Squad, net of cash acquired	(192,568)	—
Collections on notes receivable	53	—
Internally developed software	(155)	—
Consideration paid for IndiePlate asset acquisition	—	(11)
Proceeds from sale of property and equipment	23	—
Net cash used in investing activities	(193,637)	(1,124)
Cash flows from financing activities:
Proceeds from convertible notes issuance	—	1,410
Waitr shares redeemed for cash	(10)	—
Proceeds from issuance of stock	50,002	—
Equity issuance costs	(4,175)	—
Proceeds from Additional Term Loans	42,080	—
Proceeds from short-term loan	5,032	2,172
Payments on short-term loan	(658)	(215)
Proceeds from exercise of stock options	3	10
Taxes paid related to net settlement on stock-based compensation	(799)	—
Net cash provided by financing activities	91,475	3,377
Net change in cash	(136,513)	(2,145)
Cash, beginning of period	209,340	3,947
Cash, end of period	$72,827	$1,802
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$30	$31
Cash paid during the period for interest	2,715	6
Supplemental disclosures of non-cash investing and financing activities:
Services receivable	$—	$1,000
Stock issued as consideration in Bite Squad acquisition	126,574	—
Stock issued in connection with Additional Term Loans	3,884	—
Non-cash gain on debt extinguishment	1,897	—
Debt assumed in IndiePlate asset acquisition	—	60
Bifurcated embedded derivatives	—	87
Discount on convertible notes due to beneficial conversion feature	—	1,501
Stock issued as consideration in GoGoGrocer asset acquisition	—	142

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at December 31, 2018	54,035,538	$5	$200,417	$(70,931)	$129,491
Net loss	—	—	—	(49,601)	(49,601)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	9,599	—	3	—	3
Taxes paid related to net settlement on stock- based compensation	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	4,552	—	4,552
Equity issued in exchange for services	—	—	60	—	60
Issuance of common stock in connection with Additional Term Loans	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at June 30, 2019	76,134,094	$8	$382,402	$(120,532)	$261,878

Three Months Ended June 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at March 31, 2019	69,368,381	$7	$331,539	$(95,680)	$235,866
Net loss	—	—	—	(24,852)	(24,852)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	8,713	—	2	—	2
Stock-based compensation	—	—	2,519	—	2,519
Public Warrants exchanged for common stock	—	—	(10)	—	(10)
Equity issued in exchange for services	—	—	30	—	30
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at June 30, 2019	76,134,094	$8	$382,402	$(120,532)	$261,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2018

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2018
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2017	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$35,110	$(36,620)	$(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(10,826)	(10,826)
Exercise of stock options	—	—	—	—	—	—	210,087	—	10	—	10
Stock-based compensation	—	—	—	—	—	—	—	—	1,962	—	1,962
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	220	—	220
Equity issued in exchange for services	—	—	—	—	—	—	—	—	60	—	60
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,501	—	1,501
Balances at June 30, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,144,483	$—	$39,005	$(47,446)	$(8,441)

Three Months Ended June 30, 2018
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$37,687	$(40,047)	$(2,360)
Net loss	—	—	—	—	—	—	—	—	—	(7,399)	(7,399)
Exercise of stock options	—	—	—	—	—	—	210,087	—	10	—	10
Stock-based compensation	—	—	—	—	—	—	—	—	886	—	886
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	220	—	220
Equity issued in exchange for services	—	—	—	—	—	—	—	—	30	—	30
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	30	—	30
Balances at June 30, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,144,483	$—	$39,005	$(47,446)	$(8,441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), an online food ordering and delivery platform, which also operates a three-sided marketplace. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for carryout sales and expanded business in the delivery market.

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

Reclassification

Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. The Company has revised the classification of certain employee-related wages and payroll taxes associated with such wages for the three and six months ended June 30, 2018 to better align the statement of operations line items with departmental responsibilities and management of operations. These reclassifications had no effect on the Company’s reported total costs and expenses, loss from operations, net loss or loss per share for the three or six months ended June 30, 2018.

The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified
Operations and support expenses	$10,498	$1,420	$11,918	$18,414	$2,620	$21,034
Sales and marketing expenses	2,786	19	2,805	5,139	30	5,169
General and administrative expenses	9,256	(1,414)	7,842	13,957	(2,602)	11,355
Related party expenses	25	(25)	—	48	(48)	—

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

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transaction fees	$50,227	$15,406	$97,195	$27,249
Setup and integration fees	1,081	626	2,103	1,116
Other	34	128	76	204
	$51,342	$16,160	$99,374	$28,569

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

For the periods presented in this Quarterly Report on Form 10-Q (the “Form 10-Q”), the Company also received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represented administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and do not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Upfront non-refundable fees were generally due shortly after the contract was executed; however, the Company could provide installment payment options for up to six months. Revenue related to setup and integration fees was recognized ratably over a two-year period.

On July 1, 2019, the Company provided notice to the majority of restaurants on its Waitr Platform, informing restaurants of proposed changes to the agreements between the Company and the restaurants, which include the elimination of the one-time setup and integration fee election in exchange for a performance-based, tiered transaction fee. See Note 16 – Subsequent Events for additional details.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized amount to $579 as of June 30, 2019 and are included on the unaudited condensed consolidated balance sheet in other current liabilities.

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

Judgment is also required to determine the standalone selling price for each distinct performance obligation. The Company used the alternative approach in ASC 606 to allocate the upfront fee between the material right obligation and the transaction fee obligation, which resulted in all of the upfront non-refundable payment at inception of the contract being allocated to the material right obligation. When contracts with restaurants include other performance obligations, such as ancillary equipment, the Company establishes a single amount to estimate the standalone selling price for the goods or services. In instances where the standalone selling price is not directly observable, it is determined using observable inputs.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to restaurants. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees were due at inception of the contract; in certain cases, extended payment terms may have been provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $3,687 and $2,124 as of January 1, 2019 and 2018, respectively.

Payment terms and conditions on setup and integration fees varied by contract type, although terms typically included a requirement of payment within six months. The Company recorded a contract liability in deferred revenue for the unearned portion of the upfront non-refundable fee. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

Assets Recognized from Costs to Obtain and Costs to Fulfill a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentives earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit, which the Company has determined to be two years. Deferred costs related to obtaining contracts with restaurants were $1,454 and $986 as of June 30, 2019 and December 31, 2018, respectively, out of which $990 and $679, respectively, were classified as current. Amortization of expense for the costs to obtain a contract were $242 and $121 for the three months ended June 30, 2019 and 2018, respectively, and $451 and $216 for the six months ended June 30, 2019 and 2018, respectively.

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over a period of benefit, which the Company has determined to be two years. Deferred costs related to fulfilling contracts with restaurants were $2,338 and $1,710 as of June 30, 2019 and December 31, 2018, respectively, out of which $1,611 and $1,190, respectively, were classified as current. Amortization of expense for the costs to fulfill a contract were $425 and $220 for the three months ended June 30, 2019 and 2018, respectively, and $799 and $397 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

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

3.   Business Combinations

Bite Squad Merger

On January 17, 2019, the Company completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operates a three-sided marketplace, consistent with Waitr, through the Bite Squad Platform. The consideration for the Bite Squad Merger consisted of $192,949 payable in cash (subject to adjustments), the pay down of $12,705 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), valued at $11.95 per share. On June 18, 2019, the Company finalized the adjustments contemplated by the Bite Squad Merger Agreement, resulting in the payment of an additional $149 of cash consideration to the Bite Squad members, recorded as additional goodwill. The following represents the total merger consideration:

(in thousands, except per share amount)
Shares transferred at closing	10,592
Value per share	$11.95
Total share consideration	$126,574
Plus: cash transferred to Bite Squad members	193,098
Plus: pay down of debt	12,705
Total merger consideration	$332,377

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

The preliminary fair value of assets acquired and liabilities assumed in the Bite Squad Merger consists of the following (in thousands):

Cash and cash equivalents	$11,819
Settlements due from credit card processors	1,097
Accounts receivable	2,048
Inventory	940
Prepaid expenses and other	562
Intangible assets	104,400
Loans receivable	336
Other noncurrent assets	163
Restaurant food liability	(930)
Accounts payable	(953)
Accrued payroll	(1,125)
Accrued taxes	(1,818)
Other accruals	(8,652)
Indebtedness	(48)
Total assets acquired and liabilities assumed	107,839
Goodwill	224,538
Total merger consideration	$332,377

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

The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss of Bite Squad included in the unaudited condensed consolidated statement of operations in the three months ended June 30, 2019 totaled approximately $26,147 and $7,368, respectively, and in the six months ended June 30, 2019 totaled approximately $49,062 and $11,951, respectively.

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

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,956 consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the six months ended June 30, 2019.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenue	$51,341	$36,350	$103,659	$65,719
Net Loss	24,258	13,157	50,668	21,386

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans. Acquisition costs and other non-recurring charges incurred are included in the period presented.

Landcadia Business Combination

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated (the “Landcadia Business Combination”). Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock as of and for the three and six months ended June 30, 2018, respectively, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share). The pro forma information of the Landcadia Business Combination has been excluded as the amounts are not material.

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Credit card receivables	$5,228	$1,871
Receivables from restaurants and customers	2,289	1,991
Accounts receivable	$7,517	$3,862
Less: allowance for doubtful accounts and chargebacks	(368)	(175)
Accounts receivable, net	$7,149	$3,687

5. Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. These intangible assets are reviewed for impairment whenever events or circumstances indicate that they may not be recoverable. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad trade name intangible asset, however, is being amortized over its estimated useful life.

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$19,320	$(2,550)	$(607)	$16,163
Trademarks/Trade name/Patents	5,405	(830)	—	4,575
Customer Relationships	81,142	(5,017)	—	76,125
Total	$105,867	$(8,397)	$(607)	$96,863

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,239	$(536)	$(589)	$114
Trademarks/Trade name/Patents	5	—	—	5
Customer Relationships	142	—	—	142
Total	$1,386	$(536)	$(589)	$261

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

The Company recorded amortization expense of $4,310 and $28 for the three months ended June 30, 2019 and 2018, respectively, and $7,945 and $58 for the six months ended June 30, 2019 and 2018, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2019	$8,640
2020	17,227
2021	17,165
2022	15,581
2023	10,800
Thereafter	27,450
Total future amortization	$96,863

Goodwill

The Company recorded $224,538 of goodwill as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Bite Squad Merger. No impairment losses were recorded for the three or six months ended June 30, 2019. The Company’s goodwill balance is as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Balance, beginning of period	$1,408	$1,408
Acquisition during the period	224,538	—
Balance, end of period	$225,946	$1,408

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued advertising expenses	$1,328	$887
Accrued transaction expenses	4,000	—
Accrued sales tax payable	889	—
Other current liabilities	6,380	3,621
Total other current liabilities	$12,597	$4,508

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Term Loans	$67,080	$25,000
Notes	60,205	60,000
	$127,285	$85,000
Less: unamortized debt issuance costs on Term Loans	(5,903)	(2,268)
Less: unamortized debt issuance costs on Notes	(3,018)	(1,747)
Total long-term debt	$118,364	$80,985

Short-term loans	5,032	658
Total outstanding debt	$123,396	$81,643

The following discussion includes a description of the Company’s outstanding debt at June 30, 2019 and December 31, 2018. Interest expense related to the Company’s outstanding debt totaled $2,190 and $290 for the three months ended June 30, 2019 and 2018, respectively, and $3,795 and $462 for the six months ended June 30, 2019 and 2018, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Debt Facility

On November 15, 2018, the Company’s wholly-owned indirect subsidiary Waitr Inc., as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provides for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). On January 17, 2019, Intermediate Holdings and Waitr Inc. entered into the Amendment No. 1 to Credit and Guaranty Agreement (the “First Credit Agreement Amendment”) with the various lenders party thereto and Luxor Capital, as administrative agent and collateral agent, which amended the Credit Agreement in order to provide to Waitr Inc. additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080 (the “Additional Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger.

On May 21, 2019, in connection with the Company’s underwritten follow-on public offering of common stock (the “Offering”) (see Note 13 – Stockholders’ Equity), the Company entered into the Amendment No. 2 to Credit and Guaranty Agreement (the “Second Credit Agreement Amendment”), which removed the requirement under the Credit Agreement that Intermediate Holdings maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. Additionally, the Second Credit Agreement Amendment changed the prepayment expiration date for the Debt Facility from November 15, 2019 to August 31, 2019. Pursuant to the Second Credit Agreement Amendment, Luxor waived any prepayment requirement under the Credit Agreement solely with respect to the proceeds from the issuance of common stock in the Offering. The revisions in the Second Credit Agreement Amendment, along with those in the Convertible Notes Second Amendment (as defined under Notes below), resulted in the application of debt extinguishment accounting (see Debt Extinguishment below).

The Original Term Loans are guaranteed by Intermediate Holdings and secured by (i) a first priority pledge of the equity interests of Waitr Inc. and (ii) a first priority lien on substantially all other assets of Waitr Inc. and Intermediate Holdings (subject to customary exceptions). The Additional Term Loans are guaranteed by Intermediate Holdings, Bite Squad and its subsidiaries and the other guarantors party to the Credit Agreement and secured by a lien on substantially all assets of Waitr Inc., Intermediate Holdings, Bite

Squad and its subsidiaries and the other guarantors under the Credit Agreement. The Additional Term Loans and Original Term Loans (together, the “Term Loans”), will mature on November 15, 2022.

Interest on borrowings under the Debt Facility initially accrued at a rate of 7.0% per annum. Effective January 17, 2019, in connection with the First Credit Agreement Amendment, interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. Any amounts paid in kind will be added to the principal amount of the Debt Facility on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 10.32%.

From the closing date of the Additional Term Loans through August 31, 2019, Waitr Inc. will be required to pay a prepayment premium of 5.0% of the principal amount of any Term Loans to be prepaid during such period in connection with (i) any prepayments (whether before or after an event of default), (ii) any payment, repayment or redemption of the obligations following an acceleration, (iii) certain bankruptcy events, or (iv) acceleration upon the termination for any reason of the definitive agreements documenting the convertible promissory notes issued under the Convertible Notes Agreement (as defined under Notes below). Thereafter, the Term Loans may be prepaid without penalty or premium.

In connection with the Additional Term Loans, the Company issued to the lenders under the First Credit Agreement Amendment 325,000 shares of common stock of the Company in a private placement. The lenders under the First Credit Agreement Amendment have customary registration rights with respect to such shares.

The Credit Agreement includes a number of customary covenants. Such covenants, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to:

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

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of June 30, 2019.

In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock (the “Debt Warrants”). See Note 13 – Stockholders’ Equity for additional details.

Notes

In connection with the closing of the Landcadia Business Combination, the Company entered into the Credit Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) in the aggregate principal amount of $60,000 (the “Notes”). In connection with the First Credit Agreement Amendment, the Company entered into the Amendment No. 1 to Credit Agreement, dated as of January 17, 2019 (the “Convertible Notes First Amendment”), among the Company, the lenders party thereto and Luxor Capital, as administrative agent, which amended the Convertible Notes Agreement, to permit the Bite Squad Merger and to make certain other amendments in conformity with the First Credit Agreement Amendment.

On May 21, 2019, in connection with the Offering, the Company entered into the Amendment No. 2 to Credit Agreement (the “Convertible Notes Second Amendment”), which amended the Convertible Notes Agreement. Prior to the execution of the Convertible Notes Second Amendment, the Notes had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to the Convertible Notes Second Amendment, the interest rate on the Notes was revised to 6.0% (half payable in cash and half as a payment-in-kind) and the minimum consolidated liquidity covenant under the Convertible Notes Agreement was removed. Any amounts paid in kind will be added to the principal amount of the Notes on such interest payment date (increasing the principal amount thereof) and will thereafter bear interest at the rate set forth above. Of the total interest payment due on June 30, 2019, $205 was paid in-kind, resulting in an aggregate principal amount of the Notes at June 30, 2019 of $60,205. The revisions in the Convertible Notes Second Amendment, along with those in the Second Credit Agreement Amendment, resulted in the application of debt extinguishment accounting (see Debt Extinguishment below).

The Notes will mature four years from the date of the closing of the Landcadia Business Combination, unless earlier converted at the election of the holder. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 7.77%.

The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features), and the shares issuable upon their conversion have certain registration rights. The Company may only prepay the Notes with the consent of the holders of at least a majority-in-interest of the outstanding Notes. Prior to the Offering, at any time at the holder’s election, each Note was convertible in whole or in part into shares of the Company’s common stock at a rate of $13.00 per share (subject to a 9.9% conversion cap). In connection with the Offering, the down-round provision in the conversion option of the Notes was triggered, resulting in an adjustment to the conversion rate, with each Note now convertible at the holder’s election into shares of the Company’s common stock at a rate of $12.51 per share.

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

Debt Extinguishment

To apply the debt extinguishment assessment, management determined that the Term Loans and Notes should be viewed as one instrument, as both are held by the same lender (Luxor Capital, along with the Luxor Entities) before and after the May 21, 2019 amendments and they were amended concurrently. The revisions to the interest rate and the conversion rate in the Convertible Notes Second Amendment were deemed substantial, resulting in the application of debt extinguishment accounting. The Company recorded a gain on debt extinguishment of $1,897 based on (a) the difference between the fair value of the amended Notes of $56,894 and the carrying amount of the original Notes of $58,421 on May 21, 2019 and (b) the difference between the fair value of the amended Term Loans of $61,014 and the carrying amount of the original Term Loans of $61,385 on May 21, 2019. Based on management’s determination that the sole lender under the Term Loans and Notes (Luxor Capital, along with the Luxor Entities) is a related party to the Company, in accordance with ASC 470-50, the Company recorded the gain on debt extinguishment as a capital contribution in the unaudited condensed consolidated statement of stockholders’ equity. For purposes of calculating net loss per share attributable to common stockholders (see Note 14 – Loss Per Share Attributable to Common Stockholders), the gain on debt extinguishment was added to net loss.

Short-term loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%.

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

The Company determined that the feature in the Series 2018 Notes providing for conversion into shares sold in the next financing at a stated discount and the ability for holders to redeem their notes at a substantial premium, represented an embedded derivative, requiring separate accounting recognition, in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes, with an offset to the discount on the convertible note payable. Changes in estimated fair value of the derivatives were reported as gain/loss on derivatives in the unaudited condensed consolidated statements of operations (see Note 8 – Derivatives).

8.   Derivatives

As described in Note 7 – Debt, the Company identified certain embedded derivatives related to contingent requirements to repay certain of its indebtedness at a substantial premium to par. These embedded derivatives were carried on the Company’s consolidated balance sheets as bifurcated embedded derivatives on the Series 2018 Notes at estimated fair value. Changes in the estimated fair value of the derivatives are reported as gain/loss on derivatives in the accompanying unaudited condensed consolidated statements of operations. The embedded derivatives are not designated as hedging instruments.

The amount of gain recognized in the unaudited condensed consolidated statements of operations on derivatives not designated as hedging instruments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain on derivatives	$—	$(165)	$—	$(327)

9.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $4,670 and $2,358 as of January 1, 2019 and January 1, 2018, respectively. The Company recognized $1,081 and $432 of setup and integration revenue during the three months ended June 30, 2019 and 2018, respectively, and $2,104 and $969 during the six months ended June 30, 2019 and 2018, respectively, which was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, $4,520 of revenue was expected to be recognized from remaining performance obligations for setup and integration fees, with approximately $3,472 expected to be recognized over the next 12 months. However, in July 2019, the Company initiated modifications to its fee structure with a majority of restaurants on the Waitr Platform. With the introduction of the new fee structure, the Company discontinued offering fee arrangements with the one-time setup and integration fee. The contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, are expected to result in a cumulative adjustment to revenue in the third quarter of 2019 for a significant portion of amounts within deferred revenue. See Note 16 – Subsequent Events for additional details.

10.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded an income tax expense (benefit) of $(32) and $23 for the three months ended June 30, 2019 and 2018, respectively, and $30 and $34 for the six months ended June 30, 2019 and 2018, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of June 30, 2019 and December 31, 2018 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

11.   Commitments and Contingencies

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of June 30, 2019 and December 31, 2018, the Company had $977 and $1,317, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the three or six months ended June 30, 2019 or 2018.

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

In addition to the lawsuits described above, the Company is involved in other litigation arising from the normal course of business activities. The Company is involved in various lawsuits involving claims for personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although the Company cannot predict the outcomes of these matters, the Company does not believe these actions will have a material adverse effect on the Company’s consolidated financial statements.

12.   Fair Value Measurement

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. As of June 30, 2019 and December 31, 2018, the Company held no financial instruments required to be measured at fair value on a recurring basis.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions. See Note 3 – Business Combinations, for further discussion of the fair value of assets and liabilities associated with acquisitions.

Additionally, in connection with the Second Credit Agreement Amendment, the Convertible Notes Second Amendment and the related debt extinguishment accounting (see Note 7 – Debt), on May 21, 2019, the Company estimated the fair values of the amended Term Loans and Notes on such date. On May 21, 2019, the estimated fair values of the Notes and Term Loans were approximately $56,894 and $61,014, respectively. The fair value of the Notes was estimated using a Goldman Sachs convertible bond model, the inputs for which primarily represent Level 3 inputs, including a 54% volatility assumption and an estimated yield of approximately 13.29%. The fair value of the Term Loans was estimated using a Black-Derman-Toy Lattice Bond Pricing Model, the inputs for which primarily represent Level 3 inputs, including an estimated yield of approximately 10.72%.

13.   Stockholders’ Equity

Common Stock

At June 30, 2019 and December 31, 2018, the Company had 249,000,000 authorized shares of common stock, par value $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 76,134,094 and 54,035,538 shares of common stock issued and outstanding, respectively, par value $0.0001 per share. The Company did not hold any shares as treasury shares as of June 30, 2019 or December 31, 2018. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had 1,000,000 authorized shares of preferred stock, par value $0.0001 per share. There were no issued or outstanding preferred shares as of June 30, 2019 or December 31, 2018.

Follow-on Public Offering

On May 21, 2019, the Company completed an underwritten follow-on public offering of 6,757,000 shares of its common stock at a price of $7.40 per share resulting in gross proceeds of $50,002.

Bite Squad Merger

A portion of the consideration for the Bite Squad Merger was paid in the form of common shares of the Company. Common shares transferred at closing totaled 10,591,968. Additionally, in connection with the Additional Term Loans (see Note 7 – Debt), the Company issued to the lenders under the First Credit Agreement Amendment 325,000 shares of common stock of the Company in a private placement. The lenders under the First Credit Agreement Amendment have customary registration rights with respect to such shares.

Warrants

Public Warrants

Prior to the consummation of the Landcadia Business Combination, Landcadia Holdings, Inc. had 25,000,000 public warrants outstanding (the “Public Warrants”). In the first quarter of 2019, the Company completed an exchange offer and consent solicitation relating to the Public Warrants. A total of 4,494,889 shares, after adjustments for fractional shares (which were settled in cash in the second quarter of 2019), of the Company’s common stock were issued in exchange for such Public Warrants.

Debt Warrants

In connection with the Debt Facility, the Company issued to Luxor Capital warrants initially exercisable for 384,615 shares of the Company’s common stock with an exercise price of $13.00 per share. The Debt Warrants became exercisable after the consummation of the Landcadia Business Combination and will expire four years from the closing date of the Landcadia Business Combination. The Debt Warrants include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features) and holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants. In connection with the Offering, the down-round provision in the Debt Warrants was triggered and the conversion rate was adjusted. The Debt Warrants are now exercisable for 399,726 shares of the Company’s common stock with an exercise price of $12.51 per share. The effect of the triggered down-round feature on the value of the Debt Warrants was immaterial.

2014 Warrants

On May 14, 2014, the Company granted warrants (the “2014 Warrants”) to non-employees (“Holders”) to purchase 406,337 shares of common stock at an exercise price of $0.01 per share. The 2014 Warrants were subject to a vesting schedule at a rate of 12.5% of the granted share amount per quarter over two years of service. The Company records equity instruments issued to non-employees as expense, based on the fair value of the Company’s common stock. The 2014 Warrants were exercised in connection with the Landcadia Business Combination and the Holders received 405,884 shares of common stock, representing the 406,337 warrants exercised, net of 453 shares used to cover the warrant cost. The Company did not recognize any expense for the three or six months ended June 30, 2019 or 2018 as the 2014 Warrants were fully vested during such periods.

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

The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (see Note 3 – Business Combinations). Accordingly, the weighted average shares outstanding for purposes of the earnings per share calculation for the three and six months ended June 30, 2018 have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The calculation of basic and diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss – basic and diluted	$(24,852)	$(7,399)	$(49,601)	$(10,826)
Gain on debt extinguishment recorded as a capital contribution (see Note 7)	1,897	—	1,897	—
Net loss attributable to participating securities – basic and diluted	—	—	—	—
Net loss attributable to common stockholders – basic and diluted	$(22,955)	$(7,399)	$(47,704)	$(10,826)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	72,416,614	9,997,815	68,492,911	10,023,853
Loss per share – basic and diluted	$(0.32)	$(0.74)	$(0.70)	$(1.08)

Excluded from the calculation of weighted-average number of diluted shares outstanding is the effect of the Series 2018 Notes, which have historically converted to preferred shares. In connection with the Landcadia Business Combination, we issued Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents as of June 30, 2019 and 2018. The Company generated a net loss attributable to the Company’s common stockholders for the three and six months ended June 30, 2019 and 2018. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	As of June 30,
	2019	2018
Potentially dilutive securities:
Convertible Preferred Stock:
Seed I	—	3,413,235
Seed II	—	3,301,326
Series AA	—	7,264,489
Stock Options	846,919	4,335,166
Restricted Stock Units	580,991	—
Warrants (1)	399,726	406,337
Potentially dilutive securities at period end	1,827,636	18,720,553

(1)	Includes the Debt Warrants as of June 30, 2019 and the 2014 Warrants as of June 30, 2018. See Note 7 – Debt and Note 13 – Stockholders’ Equity for additional details on warrants.

15.   Related-Party Transactions

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into the First Credit Agreement Amendment with Luxor Capital and the Convertible Notes First Amendment with the Luxor Entities. On May 21, 2019, in connection with the Offering, the Company entered into the Second Credit Agreement Amendment with Luxor Capital and the Convertible Notes Second Amendment with the Luxor Entities. See Note 7 – Debt for additional details regarding these transactions. Jonathon Green, a board member of the Company, is a partner at Luxor Capital.

At the closing of the Landcadia Business Combination, the Company entered into a consulting agreement with Steven L. Scheinthal, a board member of the Company, pursuant to which he received 150,000 restricted shares under the Waitr Holdings Inc. 2018 Omnibus Incentive Plan.

16.   Subsequent Events

In July 2019, the Company initiated modifications to its fee structure with a majority of restaurants on the Waitr Platform. The new, modified fee structure is performance-based and tiered such that restaurants with higher sales through the Waitr Platform will be subject to a rate at the lower end of the range; whereas restaurants with lower sales through the Waitr Platform will be subject to a rate at the upper end of the range. The new, performance-based fees become effective in August 2019, upon acceptance of the new agreements by the restaurants. Additionally, with the introduction of the performance-based fee structure, the Company discontinued offering fee arrangements with the one-time setup and integration fee. With the acceptance of the performance-based fee structure, the Company may, but is not required to, waive uncollected portions of the setup and integration fee for restaurants affected by the change. The contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, are expected to result in a cumulative adjustment to revenue in the third quarter of 2019 for a significant portion of amounts within deferred revenue. Further, portions of our capitalized contract costs pertaining or allocable to restaurants who have cancelled or terminated are also expected to be recognized in the third quarter of 2019. Given the timing of the introduction of the proposed modifications and the period of time over which restaurants have to review and accept the new agreements, we are unable to estimate the effects of the change at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and with the audited consolidated financial statements included in the Company’s 2018 Form 10-K filed with the SEC on March 15, 2019. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2018 Form10-K (Part I, Item 1A, Risk Factors), and in our subsequent quarterly reports (Part II, Item 1A. Risk Factors): general economic and business risks affecting our industry that are largely beyond our control; our limited operational history and development risks associated with the development of any new business; failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms; loss of restaurants on the Platforms, including due to changes in our fee structure; declines in our delivery service levels or lack of increases in business for restaurants; inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage; failure of restaurants in our networks to maintain their service levels; seasonality and the impact of inclement weather; inability to grow at historical growth rates or achieve profitability; inability to manage growth and meet demand; economic downturns; prioritization of experience of restaurants and diners over short-term profitability; slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms; changes in our products or to operating systems, hardware, networks or standards that our operations depend on; potential liability and expenses for legal claims; dependence of our business on our ability to maintain and scale our technical infrastructure; personal data, internet security breaches or loss of data provided by our diners, drivers or restaurants on our Platforms; inability to comply with applicable law or standards if we become a payment processor at some point in the future; risks related to the credit card and debit card payments we accept; reliance on third-party vendors to provide products and services; the highly competitive and fragmented nature of our industry; substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants; dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms; inability to attract diners and convert them into Active Diners making orders in a cost-effective manner; loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business; driver shortages and increases in driver compensation; major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena; increases in food, labor, fuel and other costs; plans to make acquisitions; federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters; failure to protect our intellectual property; patent lawsuits and other intellectual property rights claims; our use of open source software; insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances; unionization of our employees; failure of our independent contract drivers to meet our contractual obligations or otherwise perform in a manner consistent with our requirements; determination by regulators or judicial process that our independent contractors are our employees; requirements of being a public company; changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages; and risks related to the Bite Squad Merger.

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

Overview

Waitr operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. The Company’s strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which it operates. We connect diners and restaurants via our platforms, which allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online platforms through increased exposure to consumers for carryout sales and expanded business in the delivery market.

On January 17, 2019, we completed the acquisition of Bite Squad, an online food ordering and delivery platform, which also operates a three-sided marketplace. The aggregate consideration for the Bite Squad Merger consisted of $193,098 paid in cash, the pay down of $12,705 of indebtedness of Bite Squad and 10,591,968 shares of our common stock. We believe the acquisition will help us drive additional growth as we leverage our respective strengths, with the opportunity to realize cost and operational synergies, including the integration of the two platforms.

In April 2019, we filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to $300,000 of our securities, which was declared effective by the SEC on April 26, 2019. On May 21, 2019, we completed an underwritten follow-on public offering of 6,757,000 shares of our common stock at a price of $7.40 per share resulting in gross proceeds of $50,002.

During the second quarter of 2019, we began executing a strategic initiative to begin realizing synergies from the Bite Squad Merger and to align the combined Company’s cost structure. As part of this initiative, the Company executed a reduction in force in late June 2019, which is expected to achieve approximately $4,000 in annual savings across various functions; some of which will be offset as open positions are filled. Additionally, the Company successfully completed integrations in five cities where Waitr and Bite Squad brands were overlapping, which we expect will achieve savings of approximately $1,000 annually. This strategic initiative is ongoing and we intend to continue to make changes to drive efficiencies, improve profitability and remove barriers to rapid growth. We continue to evaluate opportunities to strengthen our liquidity position, fund growth initiatives and/or acquire other businesses to complement our operating cash flows as we pursue our long-term growth plans.

Additionally, after consideration of recent interest expressed in the Company as a result of its dominant position in core small to medium sized markets, along with a consolidating landscape in the industry as recently announced transactions from other companies in the space would indicate, Waitr commenced a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could include, among others, continuing to execute the Company's business plan, including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. The Company has engaged Evercore and Jefferies as financial advisors to assist the Board with its strategic alternatives review.

At June 30, 2019, we operated in over 700 cities and had approximately 25,000 restaurants on the Platforms. The Bite Squad Merger resulted in significant increases in Average Daily Orders (as defined below) and revenue for the three and six months ended June 30, 2019 as compared to the same periods of 2018. Average Daily Orders for the three months ended June 30, 2019 and 2018 were approximately 55,728 and 20,724, respectively. Our revenue grew to $51,342 in the three months ended June 30, 2019 compared to $16,160 for the three months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, Average Daily Orders were approximately 54,269 and 18,858, respectively. Revenue for the six months ended June 30, 2019 totaled $99,374 compared to $28,569 for the six months ended June 30, 2018.

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

Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our critical accounting policies and estimates described in the 2018 Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

In connection with the Bite Squad Merger, we incurred direct and incremental costs during the six months ended June 30, 2019 of approximately $6,956, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such period. We will continue to incur costs in connection with the Bite Squad Merger including regulatory costs and integration costs, such as facilities, systems and employment-related costs. Although we expect the elimination of duplicative costs and other cost synergies over time, we may not achieve this result as quickly as anticipated, resulting in materially higher general and administrative expenses in future periods.

Changes in Fee Structure.  For the periods presented in this Form 10-Q, we had a multi-tier fee structure, allowing new restaurants to either (1) pay a nonrefundable one-time setup and integration fee and pay lower fees on each transaction or (2) elect to pay higher fees on each transaction in lieu of paying the one-time setup and integration fee. In July 2019, we initiated modifications to our fee structure with a majority of restaurants on the Waitr Platform. The new, modified fee structure is performance-based and tiered such that restaurants with higher sales through the Waitr Platform will be subject to a rate at the lower end of the range; whereas restaurants with lower sales through the Waitr Platform will be subject to a rate at the upper end of the range. With the introduction of the performance-based fee structure, we have discontinued offering fee arrangements with the one-time setup and integration fee. The new, performance-based fees become effective in August 2019, upon acceptance of the new agreements by the restaurants. With the acceptance of the performance-based fee structure, the Company may, but is not required to, waive uncollected portions of the setup and integration fee for restaurants affected by the change. We expect that these changes will result in modestly higher revenue per transaction but could also result in a loss of restaurants on our platform, as restaurants may choose to not accept the new agreement and fee structure.

Additionally, the contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, are expected to result in a cumulative adjustment to revenue in the third quarter of 2019 for a significant portion of amounts within deferred revenue. Further, portions of our capitalized contract costs pertaining or allocable to restaurants who have cancelled or terminated are also expected to be recognized in the third quarter of 2019. Given the timing of the introduction of the proposed modifications and the period of time over which restaurants have to review and accept the new agreements, we are unable to estimate the effects of the change at this time. As a result of these changes, our revenue and operating margins in future periods may not be comparable with those of prior periods.

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we generally experience a relative increase in order frequency from September to March and a relative decrease in diner activity from April to August primarily as a result of weather patterns, summer breaks and other vacation periods. In addition, restaurants tend to close on certain holidays, including Thanksgiving and Christmas Eve-Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Consequently, our results between quarters, or between periods may vary as a result of prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather and the timing of certain holidays.

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

Average Order Size.  Gross Food Sales for a given period divided by the number of orders during the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics (1)	2019	2018	2019	2018
Active Diners (as of period end)	2,362,290	678,818	2,362,290	678,818
Average Daily Orders	55,728	20,724	54,269	18,858
Gross Food Sales (dollars in thousands)	$183,042	$65,687	$353,445	$119,813
Average Order Size (in dollars)	$36.09	$35.22	$35.98	$35.30
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

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

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. In the case of diner subscription fees, revenue is recognized when payment for the monthly subscription is received. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees. During the periods presented in this Form 10-Q, we also generated revenue from setup and integration fees collected from certain restaurants to onboard them onto the Platforms (these are recognized on a straight-line basis over the anticipated period of benefit, currently determined to be two years) and subscription fees from restaurants that opt to pay a monthly fee in lieu of a lump sum setup and integration fee. Additionally, we sell gift cards and recognize revenue upon gift card redemption. Revenue also includes, to a significantly lesser extent, grocery diner fees (since the launch of this service in select markets in March 2017), and fees for restaurant marketing and data services.

Cost and Expenses:

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

Results of Operations

The following table sets forth our results of operations for the periods indicated presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages (1))	2019	% of Revenue	2018	% of Revenue	2019	% of Revenue	2018	% of Revenue
Revenue	$51,342	100%	$16,160	100%	$99,374	100%	$28,569	100%
Costs and expenses:
Operations and support (2)	39,698	77%	11,918	74%	75,881	76%	21,034	74%
Sales and marketing (2)	15,339	30%	2,805	17%	25,662	26%	5,169	18%
Research and development	2,149	4%	609	4%	4,089	4%	1,197	4%
General and administrative (2)	12,380	24%	7,842	49%	31,298	31%	11,355	40%
Depreciation and amortization	4,824	9%	276	2%	8,940	9%	502	2%
Impairment of intangible assets	—	0%	—	0%	18	0%	—	0%
Loss on disposal of assets	10	0%	—	0%	15	0%	8	0%
Total costs and expenses	74,400	145%	23,450	145%	145,903	147%	39,265	137%
Loss from operations	(23,058)	(45%)	(7,290)	(45%)	(46,529)	(47%)	(10,696)	(37%)
Other expenses (income) and losses (gains), net:
Interest expense	2,190	4%	290	2%	3,795	4%	462	2%
Interest income	(241)	0%	—	0%	(580)	(1%)	(1)	0%
Gain on derivatives	—	0%	(165)	(1%)	—	0%	(327)	(1%)
Other income	(123)	0%	(39)	0%	(173)	0%	(38)	0%
Net loss before income taxes	(24,884)	(48%)	(7,376)	(46%)	(49,571)	(50%)	(10,792)	(38%)
Income tax expense (benefit)	(32)	0%	23	0%	30	0%	34	0%
Net loss	$(24,852)	(48%)	$(7,399)	(46%)	$(49,601)	(50%)	$(10,826)	(38%)

(1)	Percentages may not foot due to rounding
(2)

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total costs and expenses, loss from operations or net loss for the three or six months ended June 30, 2018. See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Policies to our unaudited condensed consolidated financial statements in this Form 10-Q for further details.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

Revenue increased by $35,182, or 218%, to $51,342 in the three months ended June 30, 2019 from $16,160 in the three months ended June 30, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued adoption in existing markets and our expanded footprint into new markets. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations). Revenue related to the Bite Squad Merger totaled $26,147 during the three months ended June 30, 2019.

Average Daily Orders and Gross Food Sales increased in three months ended June 30, 2019 to 55,728 and $183,042, respectively, from 20,724 and $65,687, respectively, in the three months ended June 30, 2018. Average Order Size remained relatively consistent between periods.

Costs and Expenses:

Operations and Support

Operations and support expense increased by $27,780, or 233%, to $39,698 in the three months ended June 30, 2019 from $11,918 in the three months ended June 30, 2018 due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expense increased to 77% in the three months ended June 30, 2019 from 74% in the same period in 2018. Operations and support expense related to the Bite Squad Merger totaled $18,664 during the three months ended June 30, 2019.

Sales and Marketing

Sales and marketing expense increased by $12,534, or 447%, to $15,339 in the three months ended June 30, 2019 from $2,805 in the three months ended June 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased advertising spend over digital marketing channels of approximately $3,544 and increased headcount and sales commissions for business development managers attributable to our entry into and expansion of new and existing markets. As a percentage of revenue, sales and marketing expense increased to 30% in the three months ended June 30, 2019 from 17% in the three months ended June 30, 2018. Sales and marketing expense related to the Bite Squad Merger totaled $6,692 during the three months ended June 30, 2019.

Research and Development

Research and development expense increased by $1,540, or 253%, to $2,149 in the three months ended June 30, 2019 from $609 in the three months ended June 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense was 4% in the three months ended June 30, 2019 and 2018. Research and development expense related to the Bite Squad Merger totaled $890 during the three months ended June 30, 2019.

General and Administrative

General and administrative expense increased by $4,538, or 58%, to $12,380 in the three months ended June 30, 2019 from $7,842 in the three months ended June 30, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, costs associated with a reduction in force and increased auto liability and workers’ compensation insurance costs related to increased headcount and business volume. General and administrative expense in the three months ended June 30, 2018 included $3,603 of business combination-related legal, consulting and other costs associated with the Landcadia Business Combination. As a percentage of revenue, general and administrative expense decreased to 24% in the three months ended June 30, 2019 compared to 49% in the three months ended June 30, 2018. General and administrative expense related to the Bite Squad Merger totaled $3,146 during the three months ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $4,548, to $4,824 in the three months ended June 30, 2019 compared to $276 in the three months ended June 30, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $4,277 during the three months ended June 30, 2019. Additionally, the increase relates to the increase in restaurants on the Platforms and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expense increased to 9% in the three months ended June 30, 2019 from 2% in the three months ended June 30, 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $1,826 in the three months ended June 30, 2019 reflecting $2,188 of interest expense associated with the Term Loans and Notes and $241 of interest income. Other expenses (income) and losses (gains), net, totaled $86 in the three months ended June 30, 2018, reflecting $284 of interest expense associated with convertible notes and a $165 gain on derivatives.

Income Tax Expense (Benefit)

Income tax expense (benefit) was $(32) and $23 in the three months ended June 30, 2019 and 2018, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $17,453, to $24,852 in the three months ended June 30, 2019 from $7,399 in the three months ended June 30, 2018 for the reasons discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

Revenue increased by $70,805, or 248%, to $99,374 in the six months ended June 30, 2019 from $28,569 in the six months ended June 30, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued

adoption in existing markets and our expanded footprint into new markets. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations). Revenue related to the Bite Squad Merger totaled $49,062 from the acquisition date through June 30, 2019.

Average Daily Orders and Gross Food Sales increased in the six months ended June 30, 2019 to 54,269 and $353,445, respectively, from 18,858 and $119,813, respectively, in the six months ended June 30, 2018. Average Order Size remained relatively consistent between periods.

Costs and Expenses:

Operations and Support

Operations and support expense increased by $54,847, or 261%, to $75,881 in the six months ended June 30, 2019 from $21,034 in the six months ended June 30, 2018 due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expense increased to 76% in the six months ended June 30, 2019 from 74% in the same period of 2018. Operations and support expense related to the Bite Squad Merger totaled $34,940 from the acquisition date through June 30, 2019.

Sales and Marketing

Sales and marketing expense increased by $20,493, or 396%, to $25,662 in the six months ended June 30, 2019 from $5,169 in the six months ended June 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased advertising spend over digital marketing channels of approximately $5,583 and increased headcount and sales commissions for business development managers attributable to our entry into and expansion of new and existing markets. As a percentage of revenue, sales and marketing expense increased to 26% in the six months ended June 30, 2019 from 18% in the six months ended June 30, 2018. Sales and marketing expense related to the Bite Squad Merger totaled $10,647 from the acquisition date through June 30, 2019.

Research and Development

Research and development expense increased by $2,892, or 242%, to $4,089 in the six months ended June 30, 2019 from $1,197 in the six months ended June 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense was 4% for the six months ended June 30, 2019 and 2018. Research and development expense related to the Bite Squad Merger totaled $1,591 from the acquisition date through June 30, 2019.

General and Administrative

General and administrative expense increased by $19,943, or 176%, to $31,298 in the six months ended June 30, 2019 from $11,355 in the six months ended June 30, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, business combination-related professional and other costs of $6,956, costs associated with a reduction in force and increased auto liability and workers’ compensation insurance costs related to increased headcount and business volume. General and administrative expense in the six months ended June 30, 2018 included $3,603 of business combination-related legal, consulting and other costs associated with the Landcadia Business Combination. As a percentage of revenue, general and administrative expense decreased to 31% in the six months ended June 30, 2019 compared to 40% in the six months ended June 30, 2018. General and administrative expense related to the Bite Squad Merger totaled $6,249 from the acquisition date through June 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $8,438, to $8,940 in the six months ended June 30, 2019 compared to $502 in the six months ended June 30, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $7,839 from the acquisition date through June 30, 2019. Additionally, the increase relates to the increase in restaurants on the Platforms and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expense increased to 9% in the six months ended June 30, 2019 from 2% in the six months ended June 30, 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $3,042 in the six months ended June 30, 2019, reflecting $3,782 of interest expense associated with the Term Loans and Notes and $580 of interest income. Other expenses (income) and losses (gains), net, totaled

$96 in the six months ended June 30, 2018, reflecting $456 of interest expense associated with convertible notes and a $327 gain on derivatives.

Income Tax Expense

Income tax expense was $30 and $34 in the six months ended June 30, 2019 and 2018, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $38,775, to $49,601 in the six months ended June 30, 2019, from $10,826 in the six months ended June 30, 2018 for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2019, we had cash on hand of approximately $72,827, consisting primarily of cash and money market deposits. Approximately $1,042 of our cash balance is reserved under compensating balance arrangements with our banks, pertaining to an outstanding letter of credit and as collateral under a corporate credit card program. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the Landcadia Business Combination. As of June 30, 2019, we had total outstanding long-term debt of $127,285, consisting of $67,080 of Term Loans and $60,205 of Notes, and $5,032 outstanding under a short-term loan.

We believe that our existing cash will be sufficient to meet our working capital requirements for at least the next twelve months. Our liquidity assumptions may, however, prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. Our future working capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” above.

In April 2019, we filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to $300,000 of our securities, which was declared effective by the SEC on April 26, 2019. On May 21, 2019, we completed an underwritten follow-on public offering of 6,757,000 shares of our common stock at a price of $7.40 per share resulting in gross proceeds of $50,002.

During the second quarter of 2019, we implemented various strategic initiatives to begin realizing synergies from the Bite Squad Merger and to align the combined Company’s cost structure. We continually evaluate opportunities to strengthen our liquidity position, fund growth initiatives and/or acquire other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds. Additionally, as previously noted, we commenced a review to explore and evaluate potential strategic alternatives to enhance shareholder value and have engaged financial advisors to assist the Board with its review. See “Overview” above for additional details.

Indebtedness

Term Loans under the Debt Facility

On November 15, 2018, Waitr Inc. entered into the Credit Agreement, which provides for a senior secured first priority term loan in the aggregate principal amount of $25,000. On January 17, 2019, Intermediate Holdings and Waitr Inc. entered into the First Credit Agreement Amendment with the various lenders party thereto and Luxor Capital, as administrative agent and collateral agent, which amended the Credit Agreement in order to provide to the Company additional senior secured first priority term loans under the Debt Facility in the aggregate principal amount of $42,080, the proceeds of which were used to finance a portion of the consideration for the Bite Squad Merger.

On May 21, 2019, in connection with the Offering, the Company entered into the Second Credit Agreement Amendment, which removed the requirement under the Credit Agreement that Intermediate Holdings maintain minimum consolidated liquidity of $15,000 as of the last day of each fiscal quarter. Additionally, the Second Credit Agreement Amendment changed the prepayment expiration date for the Debt Facility from November 15, 2019 to August 31, 2019. Pursuant to the Second Credit Agreement Amendment, Luxor waived any prepayment requirement under the Credit Agreement solely with respect to the proceeds from the issuance of common stock in the Offering. The revisions in the Second Credit Agreement Amendment, along with those in the Convertible Notes Second Amendment (discussed below), resulted in the application of debt extinguishment accounting.

For additional details, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Credit Agreement as of June 30, 2019.

Notes

On November 15, 2018, the Company entered into the Convertible Notes Agreement, pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $60,000. In connection with the First Credit Agreement Amendment, the Company entered into the Convertible Notes First Amendment, which amended the Convertible Notes Agreement, to permit the Bite Squad Merger and to make certain other amendments in conformity with the First Credit Agreement Amendment. The Notes originally had an annual interest rate of 1.0%, paid quarterly in cash.

On May 21, 2019, in connection with the Offering, the Company entered into the Convertible Notes Second Amendment, pursuant to which the interest rate on the Notes was revised to 6.0% (half payable in cash and half as a payment-in-kind) and the minimum consolidated liquidity covenant under the Convertible Notes Agreement was removed. Of the total interest payment due on June 30, 2019, $205 was paid in-kind.

For additional details on the Notes, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Convertible Notes Agreement as of June 30, 2019.

Short-term loan

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%.

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

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(34,351)	$(4,398)
Net cash used in investing activities	(193,637)	(1,124)
Net cash provided by financing activities	91,475	3,377

Cash Flows Used In Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $34,351, compared to $4,398 for the same period in 2018, primarily reflecting an increase in new market launch activities in 2019 relative to 2018 and the payment of business combination-related expenses of $6,956 in the six months ended June 30, 2019.

Cash Flows Used In Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $193,637, consisting primarily of $192,568 for the acquisition of Bite Squad. Additionally, investing activities included the purchase of property and equipment of $990 and $1,113 for the six months ended June 30, 2019 and 2018, respectively, comprised primarily of computer tablets for restaurants on the Platforms. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are devoted exclusively to the Platforms. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $91,475, primarily reflecting gross proceeds from the issuance of common stock of $50,002, proceeds from the issuance of the Additional Term Loans of $42,080 and $5,032 of proceeds from the short-term loan for the Company’s annual insurance premium financing, less $4,175 of equity issuance costs. For the six months ended June 30, 2018, net cash provided by financing activities was $3,377, reflecting $1,410 of proceeds from the issuance of the Series 2018 Notes and $2,172 of proceeds from the short-term loan in 2018 for the Company’s annual insurance premium financing.

Contractual Obligations and Other Commitments

As of the date of the filing of this Form 10-Q, the Company’s total contractual obligations have increased from those disclosed in the 2018 Form 10-K, primarily due to the Additional Term Loans provided under the Debt Facility in connection with the Bite Squad Merger, the increase in the interest rate on the Notes in connection with the Convertible Notes Second Amendment and a short-term loan to the finance a portion of the Company’s annual insurance premiums. Additionally, the Company has contractual obligations associated with the acquisition of Bite Squad and related non-cancellable operating leases for office facilities and vehicles used in delivery operations.

The Additional Term Loans of $42,080 are due on November 15, 2022. Interest on the Additional Term Loans, assuming no prepayments under the Debt Facility and assuming all interest payments are paid in cash, totals approximately $1,548 for the remainder of 2019 and $3,080, $3,072 and $2,684 for the years ended December 31, 2020, 2021 and 2022, respectively. The additional interest expense associated with the increase in the interest rate on the Notes from 1.0% to 6.0% in connection with the Convertible Notes Second Amendment, assuming all interest payments are paid in cash and assuming no conversion prior to the maturity of the Notes, totals $1,540 for the remainder of 2019 and $3,063, $3,054 and $2,669 for the years ended December 31, 2020, 2021 and 2022, respectively.

The short-term loan related to the annual insurance premium obligation has a principal amount of $5,032, to be paid in monthly installments until maturity on April 1, 2020. Contractual obligations associated with the acquisition of Bite Squad and related non-cancellable operating leases for office facilities and vehicles used in delivery operations total approximately $552 for the remainder of 2019, and $563 and $248 for the years ended December 31, 2020 and 2021, respectively.

We are also a party to certain ordinary course multi-year sponsorship agreements, but have no material long-term purchase obligations outstanding with any vendors or other third parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of June 30, 2019, we had outstanding long-term debt totaling $127,285, consisting of $67,080 of Term Loans and $60,205 of Notes, all of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at June 30, 2019. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 14, 2016, Waiter.com, Inc. “Waiter.com” filed a lawsuit against Waitr Incorporated in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. A trial date has been set for June 22, 2020. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

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

Item 1A. Risk Factors

The following updates the Risk Factors included in the 2018 Form 10-K. Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2018 Form 10-K.

Our exploration and pursuit of strategic alternatives may not be successful.

On August 8, 2019, we announced the commencement of a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could include, among others, continuing to execute the Company's business plan, including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. We have not set a timetable for this process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that the strategic exploration process will result in a transaction or other outcome. We do not intend to provide updates unless or until we determine that further disclosure is appropriate or necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1

Amendment No. 2 to Credit and Guaranty Agreement, dated as of May 21, 2019, by and among Waitr Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, as a Lender, and Luxor Capital Group, LP, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 24, 2019).

10.2

Amendment No. 2 to Credit Agreement, dated as of May 21, 2019, by and among Waitr Holdings Inc., Luxor Capital, LLC, as a Lender, and Luxor Capital Group, LP, as administrative agent for the Lenders (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 24, 2019).

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

Dated: August 8, 2019	By:	/s/ Jeff Yurecko
Jeff Yurecko
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)