Form 10-Q
period 2019-09-30
Waitr Holdings Inc.
filed 2019-11-12
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37788

WAITR HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
214 Jefferson Street, Suite 200 Lafayette, Louisiana	70501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-337-534-6881

Registrant’s former address: 844 Ryan Street, Suite 300, Lake Charles, Louisiana 70601

______________________

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

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2019 was 76,534,253.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$52,198	$209,340
Accounts receivable, net	5,664	3,687
Capitalized contract costs, current	—	1,869
Prepaid expenses and other current assets	8,474	4,548
TOTAL CURRENT ASSETS	66,336	219,444
Property and equipment, net	4,474	4,551
Capitalized contract costs, noncurrent	—	827
Goodwill	106,734	1,408
Intangible assets, net	26,430	261
Other noncurrent assets	529	61
TOTAL ASSETS	$204,503	$226,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,420	$1,827
Restaurant food liability	6,989	208
Accrued payroll	7,034	3,055
Short-term loans	3,193	658
Deferred revenue, current	767	3,314
Income tax payable	30	25
Other current liabilities	15,107	4,508
TOTAL CURRENT LIABILITIES	38,540	13,595
Long-term debt	120,884	80,985
Accrued workers’ compensation liability	542	908
Deferred revenue, noncurrent	212	1,356
Other noncurrent liabilities	325	217
TOTAL LIABILITIES	160,503	97,061
Commitment and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 76,150,920 and 54,035,538 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8	5
Additional paid in capital	384,628	200,417
Accumulated deficit	(340,636)	(70,931)
TOTAL STOCKHOLDERS’ EQUITY	44,000	129,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,503	$226,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	$49,201	$19,431	$148,575	$48,000
COSTS AND EXPENSES:
Operations and support	37,289	14,022	113,170	35,056
Sales and marketing	15,953	3,947	41,615	9,116
Research and development	1,920	791	6,009	1,988
General and administrative	12,817	6,312	44,115	17,667
Depreciation and amortization	4,851	400	13,791	902
Goodwill impairment	119,212	—	119,212	—
Intangible and other asset impairments	72,917	—	72,935	—
Loss on disposal of assets	11	—	26	8
TOTAL COSTS AND EXPENSES	264,970	25,472	410,873	64,737
LOSS FROM OPERATIONS	(215,769)	(6,041)	(262,298)	(16,737)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	2,775	441	6,570	903
Interest income	(297)	(1)	(877)	(2)
Gain on derivatives	—	(9)	—	(336)
Other expenses	1,827	39	1,654	1
NET LOSS BEFORE INCOME TAXES	(220,074)	(6,511)	(269,645)	(17,303)
Income tax expense	30	4	60	38
NET LOSS	$(220,104)	$(6,515)	$(269,705)	$(17,341)
LOSS PER SHARE:
Basic and diluted	$(2.89)	$(0.64)	$(3.77)	$(1.72)
Weighted average common shares outstanding – basic and diluted	76,145,317	10,145,527	71,071,777	10,064,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(269,705)	$(17,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	3,346	252
Non-cash advertising expense	379	377
Stock-based compensation	6,747	3,481
Equity issued in exchange for services	90	90
Loss on disposal of assets	26	8
Depreciation and amortization	13,791	902
Goodwill impairment	119,212	—
Intangible and other asset impairments	72,935	—
Amortization of capitalized contract costs	1,614	1,023
Gain on derivatives	—	(336)
Other non-cash expense	—	74
Imputed interest income	(39)	—
Changes in assets and liabilities:
Accounts receivable	(248)	(1,384)
Capitalized contract costs	(3,585)	(1,910)
Prepaid expenses and other current assets	(2,803)	(2,268)
Accounts payable	2,640	1,486
Restaurant food liability	5,851	52
Deferred revenue	(3,691)	1,889
Income tax payable	5	7
Accrued payroll	2,853	1,983
Accrued workers’ compensation liability	(366)	155
Other current liabilities	(474)	5,518
Other noncurrent liabilities	111	(47)
Net cash used in operating activities	(51,311)	(5,989)
Cash flows from investing activities:
Purchases of property and equipment	(1,493)	(1,836)
Acquisition of Bite Squad, net of cash acquired	(192,568)	—
Other acquisitions	(395)	(11)
Collections on notes receivable	72	—
Internally developed software	(1,096)	—
Proceeds from sale of property and equipment	28	—
Net cash used in investing activities	(195,452)	(1,847)
Cash flows from financing activities:
Proceeds from line of credit	—	4,000
Proceeds from convertible notes issuance	—	1,410
Waitr shares redeemed for cash	(10)	—
Proceeds from issuance of stock	50,002	—
Equity issuance costs	(4,179)	—
Proceeds from Additional Term Loans	42,080	—
Proceeds from short-term loans	5,032	2,172
Payments on short-term loans	(2,509)	(862)
Proceeds from exercise of stock options	4	11
Taxes paid related to net settlement on stock-based compensation	(799)	—
Net cash provided by financing activities	89,621	6,731
Net change in cash	(157,142)	(1,105)
Cash, beginning of period	209,340	3,947
Cash, end of period	$52,198	$2,842
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$30	$31
Cash earned during the period for interest	838	—
Cash paid during the period for interest	3,224	88
Supplemental disclosures of non-cash investing and financing activities:
Services receivable	$—	$1,000
Stock issued as consideration in Bite Squad acquisition	126,574	—
Stock issued in connection with Additional Term Loans	3,884	—
Non-cash gain on debt extinguishment	1,897	—
Seller-financed payables related to other acquisitions	801	—
Non-cash investments in other acquisitions	801	142
Debt assumed in IndiePlate asset acquisition	—	60
Bifurcated embedded derivatives	—	87
Discount on convertible notes due to beneficial conversion feature	—	1,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at December 31, 2018	54,035,538	$5	$200,417	$(70,931)	$129,491
Net loss	—	—	—	(269,705)	(269,705)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	26,425	—	4	—	4
Taxes paid related to net settlement on stock- based compensation	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	6,747	—	6,747
Equity issued in exchange for services	—	—	90	—	90
Issuance of common stock in connection with Additional Term Loans	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at September 30, 2019	76,150,920	$8	$384,628	$(340,636)	$44,000

Three Months Ended September 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at June 30, 2019	76,134,094	$8	$382,402	$(120,532)	$261,878
Net loss	—	—	—	(220,104)	(220,104)
Exercise of stock options and vesting of restricted stock units	16,826	—	1	—	1
Stock-based compensation	—	—	2,195	—	2,195
Equity issued in exchange for services	—	—	30	—	30
Balances at September 30, 2019	76,150,920	$8	$384,628	$(340,636)	$44,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2018
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2017	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$35,110	$(36,620)	$(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(17,341)	(17,341)
Exercise of stock options	—	—	—	—	—	—	211,244	—	11	—	11
Stock-based compensation	—	—	—	—	—	—	—	—	2,831	—	2,831
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	650	—	650
Equity issued in exchange for services	—	—	—	—	—	—	—	—	90	—	90
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,529	—	1,529
Balances at September 30, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,145,640	$—	$40,363	$(53,961)	$(13,598)

Three Months Ended September 30, 2018
	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,144,483	$—	$39,005	$(47,446)	$(8,441)
Net loss	—	—	—	—	—	—	—	—	—	(6,515)	(6,515)
Exercise of stock options	—	—	—	—	—	—	1,157	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	869	—	869
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	430	—	430
Equity issued in exchange for services	—	—	—	—	—	—	—	—	30	—	30
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	28	—	28
Balances at September 30, 2018	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,145,640	$—	$40,363	$(53,961)	$(13,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), an online food ordering and delivery platform, which also operates a three-sided marketplace. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

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

Reclassification

Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. The Company has revised the classification of certain employee-related wages and payroll taxes associated with such wages for the three and nine months ended September 30, 2018 to better align the statement of operations line items with departmental responsibilities and management of operations. These reclassifications had no effect on the Company’s reported total costs and expenses, loss from operations, net loss or loss per share for the three or nine months ended September 30, 2018.

The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified
Operations and support expenses	$11,934	$2,088	$14,022	$30,348	$4,708	$35,056
Sales and marketing expenses	3,850	97	3,947	8,989	127	9,116
General and administrative expenses	8,469	(2,157)	6,312	22,426	(4,759)	17,667
Related party expenses	28	(28)	—	76	(76)	—

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

Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements affect the following items: determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations, variable consideration, other obligations such as product returns and refunds, allowance for doubtful accounts, allowance for chargebacks, incurred loss estimates under our insurance policies with large deductibles or retention levels, income taxes, useful lives of tangible and intangible assets, depreciation and amortization, equity compensation, contingencies, goodwill and other intangible assets, impairments and fair value of assets acquired and liabilities assumed as part of a business combination. The Company regularly assesses these estimates and records changes to estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from those estimates.

Critical Accounting Policies and Estimates

Except as set forth below, there has been no material change to our critical accounting policies and estimates described in the 2018 Form 10-K.

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for unlimited delivery, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transaction fees	$46,400	$18,466	$143,595	$45,715
Setup and integration fees	2,731	820	4,834	1,936
Other	70	145	146	349
Total Revenue	$49,201	$19,431	$148,575	$48,000

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

During the periods presented in this Quarterly Report on Form 10-Q (the “Form 10-Q”), the Company has received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represent administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and do not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Upfront non-refundable fees were generally due shortly after the contract was executed; however, the Company could provide installment payment options for up to six months. Revenue related to setup and integration fees has historically been recognized ratably over a two-year period.

In July 2019, the Company initiated modifications to its fee structure with a majority of restaurants on the Waitr Platform. The new, modified fee structure is performance-based and tiered such that restaurants with higher sales through the Waitr Platform are subject to a rate at the lower end of the range, whereas restaurants with lower sales through the Waitr Platform are subject to a rate at the upper end of the range. The new, performance-based fees became effective in August 2019, upon acceptance of the new agreements by the restaurants. Approximately 22% of the restaurants on the Waitr Platform did not accept the new agreements, resulting in the termination of their contracts. Additionally, with the introduction of the performance-based fee structure, the Company generally discontinued offering fee arrangements with the one-time setup and integration fee. Upon acceptance of the new performance-based fee agreement, in certain cases, the Company waived uncollected portions of the setup and integration fee and refunded portions of previously paid setup and integration fees.

The contract modifications and the effect of such modifications on our measure of progress towards the performance obligations resulted in accelerated recognition of deferred revenue related to the modified contracts. Included in revenue during the three months ended September 30, 2019 is a cumulative adjustment to setup and integration fee revenue of $3,005, which was included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320. Further, a portion of our capitalized contract costs pertaining to or allocable to terminated restaurant contracts was recognized in the third quarter of 2019, resulting in an impairment loss of $852. For additional details, see “Costs to Obtain a Contract with a Customer” and “Costs to Fulfill a Contract with a Customer” below.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized amounted to $613 as of September 30, 2019 and are included on the unaudited condensed consolidated balance sheet in other current liabilities.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to restaurants. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees were due at inception of the contract; in certain cases, extended payment terms may have been provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $3,687 and $2,124 as of January 1, 2019 and 2018, respectively. As discussed above, in connection with the modified fee structure introduced in July 2019, the Company waived $797 of outstanding setup and integration fees in accounts receivable from certain restaurants that accepted the new agreement and remained on the Waitr Platform.

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

Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentives earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a restaurant when the amortization period would have been one year or less.

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, we changed our estimate of the useful life of the asset for costs to obtain a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to obtain a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the three or nine months ended September 30, 2019.

In connection with the modified fee structure and the related changes in the contract terms, certain restaurants elected to terminate their contracts, resulting in an impairment charge for the portion of capitalized contract costs of obtaining a contract which was deemed to be non-recoverable. The impairment was calculated based on a pro rata allocation of the carrying value of the asset as of July 31, 2019 between the restaurants remaining on the Waitr Platform and those terminating their contracts. The capitalized contract costs allocated to the terminated restaurants totaled $341 and was recognized as an impairment loss during the three months ended September 30, 2019 in the unaudited condensed consolidated statement of operations.

Deferred costs related to obtaining contracts with restaurants were $1,639 at September 30, 2019, prior to the Company’s goodwill and intangible asset impairment analysis. The full value of capitalized contract costs to obtain contracts with restaurants at September 30, 2019 was impaired during the three months ended September 30, 2019 (see Note 5 – Intangible Assets and Goodwill). Deferred costs related to obtaining contracts with restaurants were $985 as of December 31, 2018, out of which $679 was classified as current. Amortization of expense for the costs to obtain a contract were $140 and $148 for the three months ended September 30, 2019 and 2018, respectively, and $591 and $364 for the nine months ended September 30, 2019 and 2018, respectively.

Costs to Fulfill a Contract with a Customer

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over a period of benefit.

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, we changed our estimate of the useful life of the asset for costs to fulfill a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to fulfill a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the three or nine months ended September 30, 2019.

The changes in the terms of the contracts in July 2019 and the related termination of contracts by certain restaurants resulted in a $511 impairment charge for the portion of capitalized contract costs to fulfill a contract that were deemed to be non-recoverable, based on the pro rata allocation described above. The impairment loss was recognized during the three months ended September 30, 2019 in the unaudited condensed consolidated statement of operations.

Deferred costs related to fulfilling contracts with restaurants were $2,176 at September 30, 2019, prior to the Company’s goodwill and intangible asset impairment analysis. The full value of capitalized contract costs to fulfill contracts with restaurants at September 30, 2019 was impaired during the three months ended September 30, 2019 (see Note 5 – Intangible Assets and Goodwill). Deferred costs related to fulfilling contracts with restaurants were $1,711 as of December 31, 2018, out of which $1,190 was classified as current. Amortization of expense for the costs to fulfill a contract were $224 and $263 for the three months ended September 30, 2019 and 2018, respectively, and $1,023 and $660 for the nine months ended September 30, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company has not completed the process of evaluating the effects that will result from adopting ASU 2016-02. The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU 2016-02 is effective for annual periods beginning after December 15, 2020 due to the Company’s emerging growth election under Section 107(b) of the JOBS Act. The Company therefore has not yet determined the effects that this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures upon adoption of this ASU.

3.   Business Combinations

Bite Squad Merger

On January 17, 2019, the Company completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operates a three-sided marketplace, consistent with Waitr, through the Bite Squad Platform. The consideration for the Bite Squad Merger consisted of $197,255 payable in cash (subject to adjustments), the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), valued at $11.95 per share. On June 18, 2019, the Company finalized the adjustments contemplated by the Bite Squad Merger Agreement, resulting in the payment of an additional $149 of cash consideration to the Bite Squad members, recorded as additional goodwill. The following represents the total merger consideration:

(in thousands, except per share amount)
Shares transferred at closing	10,592
Value per share	$11.95
Total share consideration	$126,574
Plus: cash transferred to Bite Squad members	197,255
Plus: pay down of debt	11,880
Plus: working capital payment to seller	149
Total merger consideration	$335,858

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

The fair value of assets acquired and liabilities assumed in the Bite Squad Merger consists of the following (in thousands):

Cash and cash equivalents	$11,819
Settlements due from credit card processors	1,097
Accounts receivable	632
Inventory	940
Prepaid expenses and other	562
Intangible assets	104,400
Loans receivable	336
Other noncurrent assets	163
Restaurant food liability	(930)
Accounts payable	(953)
Accrued payroll	(1,125)
Accrued taxes	(1,818)
Other accruals	(3,803)
Total assets acquired and liabilities assumed	111,320
Goodwill	224,538
Total merger consideration	$335,858

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

As a result of the significant and sustained decline in the Company’s market capitalization, the Company conducted an impairment test as of September 30, 2019, including a fair value analysis of the goodwill and intangible assets acquired in the Bite Squad Merger. See Note 5 – Intangible Assets and Goodwill for further details.

The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss of Bite Squad included in the unaudited condensed consolidated statement of operations in the three months ended September 30, 2019 totaled approximately $23,996 and $196,205, respectively, and in the nine months ended September 30, 2019 totaled approximately $73,058 and $208,156, respectively.

Identifiable intangible assets acquired from Bite Squad consisted of the following (in thousands):

	Amortizable Life (in years)	Value
Customer Relationships	7.5	$81,000
Trade name	3.0	5,400
Developed technology	4.0	18,000
Total		$104,400

The acquired identifiable intangible assets are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,956, including debt modification expense of $375, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the nine months ended September 30, 2019.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenue	$49,201	$40,856	$152,861	$106,575
Net Loss	220,126	13,929	270,794	35,316

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans (as defined below) in connection with the Bite Squad Merger. Acquisition costs and other non-recurring charges incurred are included in the period presented.

Other Acquisitions

In September 2019, the Company completed two separate acquisitions pursuant to asset purchase agreements dated September 5, 2019 and September 27, 2019. The total consideration for the acquisitions amounted to $1,245 and included approximately $395 in cash at closing, a $300 payable approximately three to four months after integration of systems takes place, a $500 interest-free promissory note (see Note 7 – Debt) and $50 withheld as indemnity for up to a twelve-month period.

The transactions were accounted for as business combinations, with the fair values allocated primarily to customer relationships (restaurants and end consumers) and software. The results of operations of the acquired businesses are included in our unaudited condensed consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were immaterial to the operations of the Company.

The acquired customer relationship intangible asset was valued at $953 and will be amortized on a straight-line basis over 7.5 years and the acquired software was valued at $250 and will be amortized on a straight-line basis over three years. The amortization periods reflect the pattern in which the economic benefits of the acquired assets are consumed (see Note 5 – Intangible Assets and Goodwill).

Landcadia Business Combination

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated (the “Landcadia Business Combination”). Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock as of and for the three and nine months ended September 30, 2018, respectively, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share). The pro forma information of the Landcadia Business Combination has been excluded as the amounts are not material.

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share.

4.   Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Credit card receivables	$4,831	$1,871
Receivables from restaurants and customers	1,173	1,991
Accounts receivable	$6,004	$3,862
Less: allowance for doubtful accounts and chargebacks	(340)	(175)
Accounts receivable, net	$5,664	$3,687

During the three months ended September 30, 2019, the Company recognized the write-off of $797 of accounts receivable for uncollected setup and integration fees as a reduction of setup and integration fee revenue. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional details.

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

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$20,513	$(3,734)	$(11,479)	$5,300
Trademarks/Trade name/Patents	5,405	(1,275)	—	4,130
Customer Relationships	81,953	(7,575)	(57,378)	17,000
Total	$107,871	$(12,584)	$(68,857)	$26,430

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,239	$(536)	$(589)	$114
Trademarks/Trade name/Patents	5	—	—	5
Customer Relationships	142	—	—	142
Total	$1,386	$(536)	$(589)	$261

On January 17, 2019, the Company acquired intangible assets in connection with the acquisition of Bite Squad, including customer relationships of $81,000, trade names valued at $5,400 and developed technology of $18,000. In September 2019, the Company acquired a customer relationship intangible asset valued at $953 and software valued at $250 in connection with two separate acquisitions. See Note 3 – Business Combinations for additional details.

The Company recorded amortization expense of $4,328 and $28 for the three months ended September 30, 2019 and 2018, respectively, and $12,573 and $58 for the nine months ended September 30, 2019 and 2018, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2019	$1,488
2020	5,936
2021	5,928
2022	4,137
2023	2,561
Thereafter	6,375
Total future amortization	$26,425

Goodwill

The Company’s goodwill balance is as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Balance, beginning of period	$1,408	$1,408
Acquisition during the period	224,538	—
Impairment during the period	(119,212)	—
Balance, end of period	$106,734	$1,408

The Company recorded $224,538 of goodwill during the first quarter of 2019 as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Bite Squad Merger (see Note 3 – Business Combinations).

Impairments

The Company conducts its goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist. For purposes of testing for goodwill impairment, the Company has one reporting unit. As a result of recent, adverse changes in market conditions from increased competition having negatively affected the Company’s order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, the Company conducted its impairment test as of September 30, 2019. The impairment test was conducted in accordance with FASB ASC Topic 360, Impairment and Disposal of Long-Lived Assets

(“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) for the reporting unit’s goodwill. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350.

ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. Given the sustained decline in the Company’s market capitalization, indications were that an impairment may exist and the Company proceeded to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. Given that the undiscounted cash flows for the long-lived assets were below the carrying amounts, the Company proceeded to perform Step 3 of the test by measuring the amount of impairment to the long-lived assets. An impairment loss is measured by the excess of the carrying amount of the long-lived asset over its implied fair value. As a result of this analysis, the Company recognized non-cash pre-tax impairment losses for the long-lived assets of $71,982, described in more detail below.

ASC 350 requires goodwill and other indefinite lived assets to be tested for impairment at the reporting unit level. For ASC 350 testing purposes, the Company compared the fair value of the reporting unit with its carrying amount. The fair value of the reporting unit was estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the similar transactions method and guideline public company method. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, etc. for the reporting unit under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach.

As a result of the ASC 360 and ASC 350 analyses, the Company recognized a total non-cash pre-tax impairment loss of $191,194 during the three months ended September 30, 2019 to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. See below for additional details related to the methodology taken to estimate the fair value for the long-lived assets for purposes of the ASC 360 impairment testing.

The developed technology asset was valued using the replacement cost methodology which considers the direct replacement and opportunity costs associated with the underlying technology. The developed technology analysis represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value. These inputs required significant judgment and estimates at the time of the valuation.

The customer relationships were valued using the Income Approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with supporting the existing customer relationships. The customer relationships analysis represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.

The trade names were valued using the Income Approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade names in the form of royalty payments that would be paid to the owner of the trade names in return for the rights to use the trade names. The trade names analysis represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.

The total non-cash impairment loss of $191,194 resulting from the ASC 360 and ASC 350 analyses included goodwill and intangible asset impairment losses of $119,212 and $71,982, respectively, which are included in the unaudited condensed consolidated statement of operations under the captions “goodwill impairment” and “intangible and other asset impairments,” respectively, during the three and nine months ended September 30, 2019. The intangible asset impairment loss of $71,982 included $57,295 for the impairment of customer relationships and $10,872 for the impairment of developed technology. Additionally, $3,815 of capitalized contracts costs, related to future revenue generation that was effectively subsumed in the customer relationship value, were impaired.

Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods.

In July 2019, the Company ceased the operations of a grocery delivery service related to the GoGoGrocer asset acquisition and concluded that the carrying value of the acquired customer relationship asset was non-recoverable, resulting in an impairment loss of $83. The loss is included in intangible and other asset impairments in the unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2019. Additionally, intangible and other asset impairments during the nine months ended

September 30, 2019 include an impairment loss of $18 for the portion of previously capitalized software that was replaced due to the release of new software developed in the first quarter of 2019.

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued advertising expenses	$3,628	$887
Accrued legal contingency	2,000	—
Accrued sales tax payable	848	—
Other current liabilities	8,631	3,621
Total other current liabilities	$15,107	$4,508

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Term Loans	$68,301	$25,000
Notes	60,667	60,000
Promissory Note	264	—
	$129,232	$85,000
Less: unamortized debt issuance costs on Term Loans	(5,530)	(2,268)
Less: unamortized debt issuance costs on Notes	(2,818)	(1,747)
Total long-term debt	$120,884	$80,985

Short-term loans	3,193	658
Total outstanding debt	$124,077	$81,643

The following discussion includes a description of the Company’s outstanding debt at September 30, 2019 and December 31, 2018. Interest expense related to the Company’s outstanding debt totaled $2,775 and $441 for the three months ended September 30, 2019 and 2018, respectively, and $6,570 and $903 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Debt Facility

On November 15, 2018, the Company’s wholly-owned indirect subsidiary Waitr Inc., as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement on January 17, 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company and will mature on November 15, 2022.

Interest on borrowings under the Debt Facility accrued at a rate of 7.0% per annum prior to the January 17, 2019 amendment to the Credit Agreement. Effective January 17, 2019, interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. The interest payment of $1,221 due on September 30, 2019 was paid in-kind, resulting in an aggregate principal amount of the Term Loans at September 30, 2019 of $68,301. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 10.46%.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. Pursuant to an amendment to the Credit Agreement on May 21, 2019 in connection with the Company’s underwritten follow-on public offering of common stock (the “Offering”), the $15,000 minimum consolidated liquidity requirement that existed under the Credit Agreement was removed. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of September 30, 2019.

Notes

On November 15, 2018, the Company entered into the Credit Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) in the aggregate principal amount of $60,000 (the “Notes”).

The Notes originally had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to an amendment to the Convertible Notes Agreement on May 21, 2019, the interest rate on the Notes was revised to 6.0% (half payable in cash and half as a payment-in-kind) and the minimum consolidated liquidity covenant under the Convertible Notes Agreement was removed. Of the total interest payments due on June 30, 2019 and September 30, 2019, $205 and $462, respectively, were paid in-kind, resulting in an aggregate principal amount of the Notes at September 30, 2019 of $60,667. The revisions in the May 21, 2019 amendments to the Convertible Notes Agreement and Credit Agreement resulted in the application of debt extinguishment accounting (see Debt Extinguishment below).

The Notes will mature on November 15, 2022, unless earlier converted at the election of the holder. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 7.77%.

The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). In connection with the Offering, the down-round provision in the conversion option of the Notes was triggered, resulting in an adjustment to the conversion rate, with each Note now convertible at the holder’s election into shares of the Company’s common stock at a rate of $12.51 per share.

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

Debt Extinguishment

During the second quarter of 2019, the Company recorded a gain on debt extinguishment of $1,897 related to the May 21, 2019 amendments to the Convertible Notes Agreement and Credit Agreement. Based on management’s determination that the sole lender under the Term Loans and Notes (Luxor Capital, along with the Luxor Entities) is a related party to the Company, in accordance with ASC 470-50, the Company recorded the gain on debt extinguishment as a capital contribution in the unaudited condensed consolidated statement of stockholders’ equity. For purposes of calculating net loss per share attributable to common stockholders (see Note 14 – Loss Per Share Attributable to Common Stockholders), the gain on debt extinguishment was added to net loss.

Promissory Note

On September 27, 2019, the Company entered into an interest-free promissory note (the “Promissory Note”) to fund a portion of an acquisition (see Note 3 – Business Combinations). The principal amount of the Promissory Note is $500, payable in 24 monthly installments. Payments commence on the 15th day of the month following the date that the seller’s website is transitioned and integrated into the Company’s Platforms. The Company recorded the Promissory Note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the Promissory Note of $188 is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2019.

Short-term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of September 30, 2019, $3,193 was outstanding under such loan.

On June 4, 2018, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The loan had a principal amount of $2,172, payable in monthly installments, until maturity, and carried an annual interest rate of 3.39%. As of December 31, 2018, $658 was outstanding under such loan. The loan was paid in full on March 21, 2019.

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

The amount of gain recognized in the unaudited condensed consolidated statements of operations on derivatives not designated as hedging instruments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on derivatives	$—	$(9)	$—	$(336)

9.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $4,670 and $2,358 as of January 1, 2019 and January 1, 2018, respectively. The Company recognized $523 and $811 of setup and integration revenue during the three months ended September 30, 2019 and 2018, respectively, and $2,627 and $1,780 during the nine months ended September 30, 2019 and 2018, respectively, which was included in the deferred revenue balances at the beginning of the respective periods. Additionally, during the three months ended September 30, 2019, the Company recognized a cumulative adjustment to setup and integration revenue of $3,005, which was included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional details.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, $979 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees. The Company expects to recognize revenue of approximately $767 on these remaining performance obligations over the next 12 months.

10.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded an income tax expense of $30 and $4 for the three months ended September 30, 2019 and 2018, respectively, and $60 and $38 for the nine months ended September 30, 2019 and 2018, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of September 30, 2019 and December 31, 2018 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

11.   Commitments and Contingencies

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment relates to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr Platform. The total asserted claim, plus estimated accrued interest and penalties, amounts to approximately $300 at September 30, 2019. We disagree with the MDR’s assertion that our delivery fees are subject to sales tax and that we are liable for such sales taxes. We are in the process of appealing the MDR’s assessment.

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of September 30, 2019 and December 31, 2018, the Company had $818 and $1,317, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the three or nine months ended September 30, 2019 and recorded an additional $157 of general and administrative expense related to these liabilities during the three and nine months ended September 30, 2018.

Legal Matters

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The Company denies the allegations and is vigorously defending the suits.

On September 26, 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a lawsuit titled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, filed in the Western District of Louisiana, Lake Charles Division, on behalf of plaintiff and all others similarly situated alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

The Company accrued a $2,000 reserve in connection with the above suits. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2019 and in other expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

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

12.   Fair Value Measurement

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. As of September 30, 2019 and December 31, 2018, the Company held no financial instruments required to be measured at fair value on a recurring basis.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions. See Note 3 – Business Combinations, for further discussion of the fair value of assets and liabilities associated with acquisitions. Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 5 – Intangible Assets and Goodwill, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at September 30, 2019.

Additionally, in connection with the May 21, 2019 amendments to the Credit Agreement and the Convertible Notes Agreement and the related debt extinguishment accounting (see Note 7 – Debt), the Company estimated the fair values of the amended Term Loans and Notes on such date. On May 21, 2019, the estimated fair values of the Notes and Term Loans were approximately $56,894 and $61,014, respectively. The fair value of the Notes was estimated using a Goldman Sachs convertible bond model, the inputs for which primarily represent Level 3 inputs, including a 54% volatility assumption and an estimated yield of approximately 13.29%. The fair value of the Term Loans was estimated using a Black-Derman-Toy Lattice Bond Pricing Model, the inputs for which primarily represent Level 3 inputs, including an estimated yield of approximately 10.72%.

13.   Stockholders’ Equity

Common Stock

At September 30, 2019 and December 31, 2018, the Company had 249,000,000 authorized shares of common stock, par value $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 76,150,920 and 54,035,538 shares of common stock issued and outstanding, respectively, par value $0.0001 per share. The Company did not hold any shares as treasury shares as of September 30, 2019 or December 31, 2018. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had 1,000,000 authorized shares of preferred stock, par value $0.0001 per share. There were no issued or outstanding preferred shares as of September 30, 2019 or December 31, 2018.

Follow-on Public Offering

On May 21, 2019, the Company completed an underwritten follow-on public offering of 6,757,000 shares of its common stock at a price of $7.40 per share resulting in gross proceeds of $50,002.

Bite Squad Merger

A portion of the consideration for the Bite Squad Merger was paid in the form of common shares of the Company. Common shares transferred at closing totaled 10,591,968. Additionally, the Company issued 325,000 shares of common stock of the Company in a private placement on January 17, 2019 in connection with an amendment to the Credit Agreement at the time of the Bite Squad Merger.

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

2014 Warrants

On May 14, 2014, the Company granted warrants (the “2014 Warrants”) to non-employees (“Holders”) to purchase 406,337 shares of common stock at an exercise price of $0.01 per share. The 2014 Warrants were subject to a vesting schedule at a rate of 12.5% of the granted share amount per quarter over two years of service. The Company records equity instruments issued to non-employees as expense, based on the fair value of the Company’s common stock. The 2014 Warrants were exercised in connection with the Landcadia Business Combination and the Holders received 405,884 shares of common stock, representing the 406,337 warrants exercised, net of 453 shares used to cover the warrant cost. The Company did not recognize any expense for the three or nine months ended September 30, 2019 or 2018 as the 2014 Warrants were fully vested during such periods.

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

The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (see Note 3 – Business Combinations). Accordingly, the weighted average shares outstanding for purposes of the earnings per share calculation for the three and nine months ended September 30, 2018 have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The calculation of basic and diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss – basic and diluted	$(220,104)	$(6,515)	$(269,705)	$(17,341)
Gain on debt extinguishment recorded as a capital contribution (see Note 7)	—	—	1,897	—
Net loss attributable to participating securities – basic and diluted	—	—	—	—
Net loss attributable to common stockholders – basic and diluted	$(220,104)	$(6,515)	$(267,808)	$(17,341)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	76,145,317	10,145,527	71,071,777	10,064,560
Loss per share – basic and diluted	$(2.89)	$(0.64)	$(3.77)	$(1.72)

Excluded from the calculation of weighted-average number of diluted shares outstanding is the effect of the Series 2018 Notes, which have historically converted to preferred shares. In connection with the Landcadia Business Combination, we issued Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents as of September 30, 2019 and 2018. The Company generated a net loss attributable to the Company’s common stockholders for the three and nine months ended September 30, 2019 and 2018. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	As of September 30,
	2019	2018
Potentially dilutive securities:
Convertible Preferred Stock:
Seed I	—	3,413,235
Seed II	—	3,301,326
Series AA	—	7,264,489
Stock Options	664,679	4,087,919
Restricted Stock Units	2,956,528	—
Warrants (1)	399,726	436,531
Potentially dilutive securities at period end	4,020,933	18,503,500

(1)

Includes the Debt Warrants as of September 30, 2019 and the 2014 Warrants as of September 30, 2018. See Note 7 – Debt and Note 13 – Stockholders’ Equity for additional details on warrants. Warrants as of September 30, 2018 also include 30,194 warrants associated with a line of credit which was repaid in full on November 16, 2018 after the consummation of the Landcadia Business Combination.

15.   Related-Party Transactions

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On May 21, 2019, in connection with the Offering, the Company entered into a second amendment to the Credit Agreement with Luxor Capital and a second amendment to the Convertible Notes Agreement with the Luxor Entities. See Note 7 – Debt for additional details regarding these transactions. Jonathon Green, a board member of the Company, is a partner at Luxor Capital.

At the closing of the Landcadia Business Combination, the Company entered into a consulting agreement with Steven L. Scheinthal, a board member of the Company, pursuant to which he received 150,000 restricted shares under the Waitr Holdings Inc. 2018 Omnibus Incentive Plan.

16.   Subsequent Events

Nasdaq non-compliance

On October 14, 2019, we notified the Nasdaq Stock Market (“Nasdaq”) that, as a result of the resignation of two board members from our Board of Directors (the “Board”) on October 11, 2019, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria.

Reduction in force

On November 5, 2019, we implemented a reduction in force affecting approximately 300 corporate employees in connection with strategic initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure, which included the consolidation of operations, support and sales functions. The reduction in force will result in a one-time severance charge of approximately $1,500, which will be recorded during the three months ended December 31, 2019.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2018 Form10-K (Part I, Item 1A, Risk Factors), and in our subsequent quarterly reports (Part II, Item 1A. Risk Factors):

•	general economic and business risks affecting our industry that are largely beyond our control;
•	our limited operational history and development risks associated with the development of any new business;
•	failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms;
•	loss of restaurants on the Platforms, including due to changes in our fee structure;
•	declines in our delivery service levels or lack of increases in business for restaurants;
•	inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•	failure of restaurants in our networks to maintain their service levels;
•	seasonality and the impact of inclement weather;
•	inability to grow at historical growth rates or achieve profitability;
•	inability to manage growth and meet demand;
•	economic downturns;
•	prioritization of experience of restaurants and diners over short-term profitability;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	potential liability and expenses for legal claims;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by our diners, drivers or restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	the highly competitive and fragmented nature of our industry;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	inability to attract diners and convert them into Active Diners (as defined under Key Business Metrics below) making orders in a cost-effective manner;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	driver shortages and increases in driver compensation;
•	major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena;
•	increases in food, labor, fuel and other costs;
•	plans to make acquisitions;
•	federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters;
•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	our use of open source software;

•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees;
•	failure of our independent contract drivers to meet our contractual obligations or otherwise perform in a manner consistent with our requirements;
•	determination by regulators or judicial process that our independent contractors are our employees;
•	requirements of being a public company;
•	changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages;
•	and risks related to the Bite Squad Merger.

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

Overview

Waitr operates an online food ordering and delivery platform, powered by its team of delivery drivers. Waitr’s business model is the three-sided marketplace (restaurants, drivers and diners), enabled by its purpose-built platform. The Company’s strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which it operates. We connect diners and restaurants via our Platforms, which allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders and payment information for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. On January 17, 2019, we completed the acquisition of Bite Squad, an online food ordering and delivery platform, which also operates a three-sided marketplace. The aggregate consideration for the Bite Squad Merger consisted of $197,404 paid in cash, the pay down of $11,880 of indebtedness of Bite Squad and 10,591,968 shares of our common stock.

During the third quarter of 2019, we continued executing strategic initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure. As part of this initiative, the Company executed a reduction in force in late June 2019. In early November 2019, we began executing the second phase of this initiative by implementing additional organizational changes, which included a second reduction in force, consolidation of operations, support and sales functions, as well as discontinuing the operation of certain under-performing and unprofitable assets. These measures are expected to achieve approximately $25,000 to $30,000 in annual savings. With a focus on improving cash flow and profitability, and in light of the capital-intensive nature of new market launch activities, the Company intends to concentrate its efforts on existing market penetration and adjacent market expansion, over the near term. Additionally, in the second quarter of 2019, the Company successfully completed the integration of five markets in which Waitr and Bite Squad operations overlapped, which we expect will achieve savings of approximately $1,000 annually. This strategic initiative is ongoing and we intend to continue to make changes to drive efficiencies and improve profitability. We continue to evaluate opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses to complement our operating cash flows as we pursue our long-term growth plans.

In July 2019, we initiated modifications to our fee structure with a majority of restaurants on the Waitr Platform. The new, modified fee structure is performance-based and tiered such that restaurants with higher sales through the Waitr Platform are subject to a rate at the lower end of the range, whereas restaurants with lower sales through the Waitr Platform are subject to a rate at the upper end of the range. The new, performance-based fees became effective in August 2019, upon acceptance of the new agreements by the restaurants. Approximately 22% of the restaurants on the Waitr Platform did not accept the new agreements, resulting in the termination of their contracts and contributing to reductions in revenue attributable to these restaurants, however, the modestly higher fees received under the new fee structure for the remaining restaurants partially offset the decrease. See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q for additional details.

During the third quarter of 2019, we recognized non-cash impairment charges totaling $191,194 to write down the carrying values of goodwill and intangible assets to their implied fair values, resulting from the sustained decline in the Company’s market capitalization. See Part I, Item 1, Note 5 – Intangible Assets and Goodwill for additional details. The write-downs to goodwill and intangible assets were determined using estimates of fair value, which utilize significant inputs and assumptions such as forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, and market-based enterprise value to revenue multiples, among others. Should our estimates or assumptions worsen, or should negative events or circumstances occur, additional impairments may be needed.

At September 30, 2019, we operated in over 700 cities and had approximately 19,000 restaurants on the Platforms. The Bite Squad Merger resulted in significant increases in Average Daily Orders (as defined below) and revenue for the three and nine months ended September 30, 2019 as compared to the same periods of 2018. Average Daily Orders for the three months ended September 30, 2019 and 2018 were approximately 48,155 and 24,300, respectively. Our revenue grew to $49,201 in the three months ended September 30, 2019 compared to $19,431 for the three months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, Average Daily Orders were approximately 53,579 and 20,600, respectively. Revenue for the nine months ended September 30, 2019 totaled $148,575 compared to $48,000 for the nine months ended September 30, 2018.

Strategic Alternative Review Conclusion

During the second quarter of 2019, the Board commenced a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could have included, among others, continuing to execute the Company's business plan, including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. In early November 2019, the Board completed the strategic alternative review process and concluded that the Company should continue to focus on executing its strategic business plan as an independent public company.

Management Changes

On August 8, 2019, Christopher Meaux resigned as Chief Executive Officer of the Company, on September 11, 2019, Joseph Stough resigned as President of the Company and on November 1, 2019, Jeff Yurecko resigned as Chief Financial Officer of the Company. Mr. Meaux continues to serve as the Chairman of the Board.

On August 8, 2019, the Board appointed Adam Price to the position of Chief Executive Officer, increased the size of the Board to nine members and appointed Mr. Price as a Class II director. Mr. Price previously had been serving as Chief Operating Officer of the Company. Following Mr. Yurecko’s departure on November 1, 2019, Karl Meche, the Company’s Chief Accounting Officer, assumed the role of principal financial officer as we continue our search for a new Chief Financial Officer.

Director Resignations

On October 11, 2019, Susan Collyns and Scott Fletcher resigned as directors of the Board. On October 14, 2019, the Company notified Nasdaq that, as a result of the resignations of Susan Collyns and Scott Fletcher from its Board, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria.

The Company is committed to satisfying the Nasdaq Listing Rules relating to the composition of its Board, Audit Committee and Compensation Committee and is actively searching for qualified candidates to join its Board.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially from estimates. Critical accounting estimates and judgements relied upon in preparing our condensed consolidated financial statements affect the following items:

•	determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations;
•	variable consideration;
•	other obligations such as product returns and refunds;
•	allowances for doubtful accounts and chargebacks;
•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	depreciation and amortization;
•	equity compensation;

•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

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

In connection with the Bite Squad Merger, we incurred direct and incremental costs during the nine months ended September 30, 2019 of approximately $6,956, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such period. Although we expect the elimination of duplicative costs and other cost synergies over time, we may not achieve this result as quickly as anticipated, resulting in materially higher general and administrative expenses in future periods.

Changes in Fee Structure.  In July 2019, we initiated modifications to our fee structure with a majority of restaurants on the Waitr Platform. Prior to these modifications, we had a multi-tier fee structure, allowing new restaurants to either (1) pay a nonrefundable one-time setup and integration fee and pay lower fees on each transaction or (2) elect to pay higher fees on each transaction in lieu of paying the one-time setup and integration fee. The new, modified fee structure is performance-based and tiered such that restaurants with higher sales through the Waitr Platform are subject to a rate at the lower end of the range, whereas restaurants with lower sales through the Waitr Platform are subject to a rate at the upper end of the range. The new, performance-based fees became effective in August 2019, upon acceptance of the new agreements by the restaurants. With the introduction of the performance-based fee structure, we have generally discontinued offering fee arrangements with the one-time setup and integration fee. Upon acceptance of the performance-based fee agreement, in certain cases, the Company waived uncollected portions of the setup and integration fee and refunded portions of previously paid setup and integration fees.

These changes resulted in modestly higher revenue per transaction, but also resulted in the loss of approximately 22% of the restaurants on the Waitr Platform. Additionally, the contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, resulted in a cumulative adjustment in the third quarter of 2019 to setup and integration fee revenue of $3,005, which was included in deferred revenue as of August 1, 2019. Further, we recognized an $852 impairment loss during the third quarter of 2019 for capitalized contract costs pertaining to or allocable to terminated restaurant contracts. As a result of these changes, our revenue and operating margins in future periods may not be comparable with those of prior periods.

Goodwill and Intangible Asset Impairments.  During the three months ended September 30, 2019, we recognized non-cash impairment charges totaling $191,194 to write down the carrying values of goodwill and intangible assets to their implied fair values. The primary factor contributing to a reduction in the fair values was the sustained decline in the Company’s stock price, resulting in a market capitalization that was significantly lower than the carrying value of the Company’s consolidated stockholders’ equity. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.

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

Waitr’s Restaurant and Diner Network.   Our continued growth is driven in significant part by our ability to successfully expand our network of restaurants and diners using the Platforms. If we fail to retain existing restaurants and diners using the Platforms, or to add new restaurants and diners to the Platforms, our revenue, financial results and business may be adversely affected.

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

Average Order Size.  Gross Food Sales for a given period divided by the number of orders during the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics (1)	2019	2018	2019	2018
Active Diners (as of period end)	2,393,063	842,533	2,393,063	842,533
Average Daily Orders	48,155	24,300	53,579	20,600
Gross Food Sales (dollars in thousands)	$161,390	$77,692	$514,835	$197,505
Average Order Size (in dollars)	$36.43	$35.14	$36.12	$35.24

(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

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

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees. During a portion of the periods presented in this Form 10-Q, we also generated revenue from setup and integration fees collected from certain restaurants to onboard them onto the Platforms (these are recognized on a straight-line basis over the anticipated period of benefit) and subscription fees from restaurants that opt to pay a monthly fee in lieu of a lump sum setup and integration fee. Additionally, we sell gift cards and recognize revenue upon gift card redemption. Revenue also includes fees for restaurant marketing and data services.

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

Intangible and Other Asset Impairments.  Intangible and other asset impairments include write-downs of intangible assets and minor impairments related to the replacement of internally developed software code as well as the impairment of capitalized contract costs of obtaining and fulfilling contracts.

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt and interest income on cash and money market deposits.

Results of Operations

The following table sets forth our results of operations for the periods indicated presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages (1))	2019	% of Revenue	2018	% of Revenue	2019	% of Revenue	2018	% of Revenue
Revenue	$49,201	100%	$19,431	100%	$148,575	100%	$48,000	100%
Costs and expenses:
Operations and support (2)	37,289	76%	14,022	72%	113,170	76%	35,056	73%
Sales and marketing (2)	15,953	32%	3,947	20%	41,615	28%	9,116	19%
Research and development	1,920	4%	791	4%	6,009	4%	1,988	4%
General and administrative (2)	12,817	26%	6,312	32%	44,115	30%	17,667	37%
Depreciation and amortization	4,851	10%	400	2%	13,791	9%	902	2%
Goodwill impairment	119,212	242%	—	0%	119,212	80%	—	0%
Intangible and other asset impairments	72,917	148%	—	0%	72,935	49%	—	0%
Loss on disposal of assets	11	0%	—	0%	26	0%	8	0%
Total costs and expenses	264,970	539%	25,472	131%	410,873	277%	64,737	135%
Loss from operations	(215,769)	(439%)	(6,041)	(31%)	(262,298)	(177%)	(16,737)	(35%)
Other expenses (income) and losses (gains), net:
Interest expense	2,775	6%	441	2%	6,570	4%	903	2%
Interest income	(297)	(1%)	(1)	0%	(877)	(1%)	(2)	0%
Gain on derivatives	—	0%	(9)	0%	—	0%	(336)	(1%)
Other expenses	1,827	4%	39	0%	1,654	1%	1	0%
Net loss before income taxes	(220,074)	(447%)	(6,511)	(34%)	(269,645)	(181%)	(17,303)	(36%)
Income tax expense	30	0%	4	0%	60	0%	38	0%
Net loss	$(220,104)	(447%)	$(6,515)	(34%)	$(269,705)	(182%)	$(17,341)	(36%)

(1)	Percentages may not foot due to rounding
(2)

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total costs and expenses, loss from operations or net loss for the three or nine months ended September 30, 2018. See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Policies to our unaudited condensed consolidated financial statements in this Form 10-Q for further details.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Revenue increased by $29,770, or 153%, to $49,201 in the three months ended September 30, 2019 from $19,431 in the three months ended September 30, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued adoption in existing markets and our expanded footprint into new markets. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations). Revenue related to the Bite Squad Merger totaled $23,996 during the three months ended September 30, 2019.

The modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform resulted in modestly higher revenue per transaction, but also resulted in the loss of approximately 22% of the restaurants on the Waitr Platform. Additionally, the contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, resulted in a cumulative adjustment in the third quarter of 2019 to setup and integration fee revenue of $3,005, which was included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320.

Average Daily Orders and Gross Food Sales increased in three months ended September 30, 2019 to 48,155 and $161,390, respectively, from 24,300 and $77,692, respectively, in the three months ended September 30, 2018. Average Order Size remained relatively consistent between periods.

Costs and Expenses:

Operations and Support

Operations and support expense increased by $23,267, or 166%, to $37,289 in the three months ended September 30, 2019 from $14,022 in the three months ended September 30, 2018 due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expense increased to 76% in the three months ended September 30, 2019 from 72% in the same period in 2018. Operations and support expense related to the Bite Squad Merger totaled $17,771 during the three months ended September 30, 2019.

Sales and Marketing

Sales and marketing expense increased by $12,006, or 304%, to $15,953 in the three months ended September 30, 2019 from $3,947 in the three months ended September 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased advertising spend over digital and traditional marketing channels of approximately $3,177 and increased headcount and sales commissions for business development managers attributable to our entry into and expansion of new and existing markets. As a percentage of revenue, sales and marketing expense increased to 32% in the three months ended September 30, 2019 from 20% in the three months ended September 30, 2018. Sales and marketing expense related to the Bite Squad Merger totaled $8,103 during the three months ended September 30, 2019.

Research and Development

Research and development expense increased by $1,129, or 143%, to $1,920 in the three months ended September 30, 2019 from $791 in the three months ended September 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense was 4% in the three months ended September 30, 2019 and 2018. Research and development expense related to the Bite Squad Merger totaled $407 during the three months ended September 30, 2019.

General and Administrative

General and administrative expense increased by $6,505, or 103%, to $12,817 in the three months ended September 30, 2019 from $6,312 in the three months ended September 30, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, severance payments incurred in connection with the departure of certain executives of the Company and increased auto liability and workers’ compensation insurance costs related to increased headcount, business volume and estimated loss claims. General and administrative expense in the three months ended September 30, 2018 included $1,870 of business combination-related legal, consulting and other costs associated with the Landcadia Business Combination. As a percentage of revenue, general and administrative expense decreased to 26% in the three months ended September 30, 2019 compared to 32% in the three months ended September 30, 2018, primarily due to the corporate synergies associated with the Bite Squad Merger. General and administrative expense related to the Bite Squad Merger totaled $2,419 during the three months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $4,451, to $4,851 in the three months ended September 30, 2019 compared to $400 in the three months ended September 30, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $4,285 during the three months ended September 30, 2019. Additionally, the increase relates to the increase in restaurants on the Platforms and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expense increased to 10% in the three months ended September 30, 2019 from 2% in the three months ended September 30, 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Goodwill Impairment

During the three months ended September 30, 2019, we recognized a non-cash goodwill impairment charge of $119,212 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price, resulting in a market capitalization that was significantly lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part I, Item 1, Note 5 – Intangible Assets and Goodwill for additional details.

Intangible and Other Asset Impairments

The sustained decline in the Company’s stock price resulted in a non-cash intangible asset impairment charge in the three months ended September 30, 2019 of $71,982 to write down the carrying value of certain intangible assets to their implied fair values. The impairment charge included the write-offs of capitalized contracts costs of $3,815, customer relationships of $57,295 and developed technology of $10,872. During the three months ended September 30, 2019, we recognized $852 in impairment charges related to non-recoverable capitalized costs to obtain and fulfill contracts as a result of the termination by certain restaurants of their contracts in connection with the modified fee structure introduced by the Company in July 2019. Additionally, during the three months ended September 30, 2019, we ceased the operations of a grocery delivery service related to the GoGoGrocer asset acquisition and recognized an impairment loss of $83.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $4,305 in the three months ended September 30, 2019 reflecting $2,717 of interest expense associated with the Term Loans and Notes, a $2,000 accrual for a legal contingency and $297 of interest income. Other expenses (income) and losses (gains), net, totaled $470 in the three months ended September 30, 2018, primarily reflecting $291 of interest expense associated with convertible notes.

Income Tax Expense

Income tax expense was $30 and $4 in the three months ended September 30, 2019 and 2018, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $213,589, to $220,104 in the three months ended September 30, 2019 from $6,515 in the three months ended September 30, 2018 for the reasons discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Revenue increased by $100,575, or 210%, to $148,575 in the nine months ended September 30, 2019 from $48,000 in the nine months ended September 30, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued adoption in existing markets and our expanded footprint into new markets. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations). Revenue related to the Bite Squad Merger totaled $73,058 from the acquisition date through September 30, 2019.

Additionally, included in revenue for the nine months ended September 30, 2019 was the cumulative adjustment to setup and integration fee revenue of $3,005, partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320.

Average Daily Orders and Gross Food Sales increased in the nine months ended September 30, 2019 to 53,579 and $514,835, respectively, from 20,600 and $197,505, respectively, in the nine months ended September 30, 2018. Average Order Size remained relatively consistent between periods.

Costs and Expenses:

Operations and Support

Operations and support expense increased by $78,114, or 223%, to $113,170 in the nine months ended September 30, 2019 from $35,056 in the nine months ended September 30, 2018 due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expense increased to 76% in the nine months ended September 30, 2019 from 73% in the same period of 2018. Operations and support expense related to the Bite Squad Merger totaled $52,711 from the acquisition date through September 30, 2019.

Sales and Marketing

Sales and marketing expense increased by $32,499, or 357%, to $41,615 in the nine months ended September 30, 2019 from $9,116 in the nine months ended September 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased advertising spend over digital and traditional marketing channels of approximately $10,391 and increased headcount and sales commissions for business development managers attributable to our entry into and expansion of new and existing markets. As a percentage of revenue, sales and marketing expense increased to 28% in the nine months ended September 30, 2019 from 19% in the nine months ended September 30, 2018. Sales and marketing expense related to the Bite Squad Merger totaled $18,750 from the acquisition date through September 30, 2019.

Research and Development

Research and development expense increased by $4,021, or 202%, to $6,009 in the nine months ended September 30, 2019 from $1,988 in the nine months ended September 30, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense was 4% for the nine months ended September 30, 2019 and 2018. Research and development expense related to the Bite Squad Merger totaled $1,998 from the acquisition date through September 30, 2019.

General and Administrative

General and administrative expense increased by $26,448, or 150%, to $44,115 in the nine months ended September 30, 2019 from $17,667 in the nine months ended September 30, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, business combination-related professional and other costs of $6,956, costs associated with a reduction in force and the departure of certain executives and increased auto liability and workers’ compensation insurance costs related to increased headcount, business volume and estimated loss claims. General and administrative expense in the nine months ended September 30, 2018 included $5,473 of business combination-related legal, consulting and other costs associated with the Landcadia Business Combination. As a percentage of revenue, general and administrative expense decreased to 30% in the nine months ended September 30, 2019 compared to 37% in the nine months ended September 30, 2018, primarily due to the corporate synergies associated with the Bite Squad Merger. General and administrative expense related to the Bite Squad Merger totaled $8,668 from the acquisition date through September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $12,889, to $13,791 in the nine months ended September 30, 2019 compared to $902 in the nine months ended September 30, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $12,124 from the acquisition date through September 30, 2019. Additionally, the increase relates to the increase in restaurants on the Platforms and corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expense increased to 9% in the nine months ended September 30, 2019 from 2% in the nine months ended September 30, 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Goodwill Impairment

During the nine months ended September 30, 2019, we recognized a non-cash goodwill impairment charge of $119,212 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price, resulting in a market capitalization that was significantly lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part I, Item 1, Note 5 – Intangible Assets and Goodwill for additional details.

Intangible and Other Asset Impairments

The sustained decline in the Company’s stock price resulted in a non-cash intangible asset impairment charge in the nine months ended September 30, 2019 of $71,982 to write down the carrying value of certain intangible assets to their implied fair values. The impairment charge included the write-offs of capitalized contracts costs of $3,815, customer relationships of $57,295 and developed technology of $10,872. Additionally, during the nine months ended September 30, 2019, intangible and other asset impairments expense included $852 in impairment charges as a result of the termination by certain restaurants of their contracts in connection with the modified fee structure introduced by the Company in July 2019 and $83 in impairment charges associated with the cancelation of a grocery delivery service that was part of the GoGoGrocer asset acquisition.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $7,347 in the nine months ended September 30, 2019, reflecting $6,499 of interest expense associated with the Term Loans and Notes, a $2,000 accrual for a legal contingency and $877 of interest income. Other expenses (income) and losses (gains), net, totaled $566 in the nine months ended September 30, 2018, reflecting $747 of interest expense associated with convertible notes and a $336 gain on derivatives.

Income Tax Expense

Income tax expense was $60 and $38 in the nine months ended September 30, 2019 and 2018, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $252,364, to $269,705 in the nine months ended September 30, 2019, from $17,341 in the nine months ended September 30, 2018 for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2019, we had cash on hand of approximately $52,198, consisting primarily of cash and money market deposits. Approximately $3,447 of our cash balance is reserved under compensating balance arrangements with our banks, pertaining to an outstanding letter of credit and as collateral under a corporate credit card program. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the Landcadia Business Combination. As of September 30, 2019, we had total outstanding long-term debt of $129,232, consisting of $68,301 of Term Loans, $60,667 of Notes and $264 of Promissory Notes. Outstanding short-term debt as of September 30, 2019 totaled $3,193.

During the third quarter of 2019, we continued executing strategic initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure. As part of this initiative, the Company executed a reduction in force in late June 2019. In early November 2019, we began executing the second phase of this initiative by implementing additional organizational changes, which included a second reduction in force, consolidation of operations, support and sales functions, as well as discontinuing the operation of certain under-performing and unprofitable assets. These measures are expected to achieve approximately $25,000 to $30,000 in annual savings. We believe that these measures, combined with our existing cash, will allow us to sufficiently meet our working capital requirements for at least the next twelve months. Our liquidity assumptions may, however, prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. Our future working capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements” above.

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

Indebtedness

Term Loans under the Debt Facility

On November 15, 2018, Waitr Inc. entered into the Credit Agreement, which provides for a senior secured first priority term loan in the aggregate principal amount of $67,080. The September 30, 2019 interest payment of $1,221 on the Term Loans was paid in-kind, resulting in an aggregate principal amount of the Term Loans at September 30, 2019 of $68,301. For additional details, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Credit Agreement as of September 30, 2019.

Notes

On November 15, 2018, the Company entered into the Convertible Notes Agreement, pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $60,000. Of the total interest payments due on June 30, 2019 and September 30, 2019, $205 and $462, respectively, were paid in-kind, resulting in an aggregate principal amount of the Notes at September 30, 2019 of $60,667. For additional details on the Notes, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We were in compliance with the covenants in the Convertible Notes Agreement as of September 30, 2019.

Short-term Loan

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of September 30, 2019, $3,193 was outstanding under such loan.

Promissory Note

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition (see Part I, Item 1, Note 3 – Business Combinations). The principal amount of the Promissory Note is $500, payable in 24 monthly installments. Payments commence on the 15th day of the month following the date that the seller’s website is transitioned and integrated into the Company’s Platforms. The Company recorded the Promissory Note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing.

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

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(51,311)	$(5,989)
Net cash used in investing activities	(195,452)	(1,847)
Net cash provided by financing activities	89,621	6,731

Cash Flows Used In Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $51,311, compared to $5,989 for the same period in 2018, primarily reflecting an increase in new market launch activities in 2019 relative to 2018 and the payment of business combination-related expenses of $6,956 in the nine months ended September 30, 2019.

Cash Flows Used In Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $195,452, consisting primarily of $192,568 for the acquisition of Bite Squad, $1,096 for internally developed software and $395 for the acquisition of intangible assets. Additionally, investing activities included the purchase of property and equipment of $1,493 and $1,836 for the nine months ended September 30, 2019 and 2018, respectively, comprised primarily of computer tablets for restaurants on the Platforms. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are devoted exclusively to the Platforms. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $89,621, primarily reflecting gross proceeds from the issuance of common stock of $50,002, proceeds from the issuance of Additional Term Loans of $42,080 and $5,032 of proceeds from the short-term loan for the Company’s annual insurance premium financing, less $4,179 of equity issuance costs. Payments under short-term loans totaled $2,509 for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, net cash provided by financing activities was $6,731, reflecting $1,410 of proceeds from the issuance of the Series 2018 Notes, as well as $4,000 from an unsecured line of credit. During the nine months ended September 30, 2018, we had $2,172 of proceeds from a short-term loan for the Company’s annual insurance premium financing in 2018 and $862 of payments under such loan.

Contractual Obligations and Other Commitments

As of the date of the filing of this Form 10-Q, the Company’s total contractual obligations have increased from those disclosed in the 2018 Form 10-K, primarily as a result of $42,080 of Additional Term Loans provided under the Debt Facility, due on November 15, 2022, in connection with the Bite Squad Merger, as well as the increase in the interest rate on the Notes in connection with the May 21, 2019 amendment to the Convertible Notes Agreement, a short-term loan to the finance a portion of the Company’s annual insurance premiums and a promissory note related to an acquisition of a customer relationship asset. Additionally, the Company has contractual obligations associated with the acquisition of Bite Squad and related non-cancellable operating leases for office facilities and vehicles used in delivery operations.

Interest on the Additional Term Loans and on the increase in the Term Loan balance at September 30, 2019 in connection with the interest paid-in-kind, assuming no prepayments under the Debt Facility and assuming all future interest payments are paid in cash, totals approximately $796 for the remainder of 2019 and $3,168, $3,160 and $2,762 for the years ended December 31, 2020, 2021 and 2022, respectively. The additional interest expense associated with the increase in the interest rate on the Notes from 1.0% to 6.0% in connection with the amendment to the Convertible Notes Agreement on May 21, 2019 and the increase in the Notes balance resulting from interest paid-in-kind, assuming all future interest payments are paid in cash and assuming no conversion prior to the maturity of the Notes, totals $777 for the remainder of 2019 and $3,091, $3,082 and $2,694 for the years ended December 31, 2020, 2021 and 2022, respectively.

The short-term loan related to the annual insurance premium obligation has a principal balance at September 30, 2019 of $3,193, to be paid in monthly installments until maturity on April 1, 2020. In September 2019, the Company entered into an interest-free Promissory Note with a principal amount of $500, payable in 24 monthly installments. Contractual obligations associated with the acquisition of Bite Squad and related non-cancellable operating leases for office facilities and vehicles used in delivery operations total approximately $292 for the remainder of 2019, and $624 and $255 for the years ended December 31, 2020 and 2021, respectively.

We are also a party to certain ordinary course multi-year sponsorship agreements, but have no material long-term purchase obligations outstanding with any vendors or other third parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of September 30, 2019, we had outstanding interest-bearing long-term debt totaling $128,968, consisting of $68,301 of Term Loans and $60,667 of Notes, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at September 30, 2019. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The Company denies the allegations and is vigorously defending the suits.

On September 26, 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a lawsuit titled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, filed in the Western District of Louisiana, Lake Charles Division, on behalf of plaintiff and all others similarly situated alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

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

Our exploration and pursuit of strategic alternatives has concluded.

On August 8, 2019, we announced the commencement of a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could have included, among others, continuing to execute our business plan, including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. In early November 2019, our Board completed the strategic alternative review process and concluded that we should continue to focus on executing our business plan as an independent public company while remaining open to the possibility of alternatives. However, there can be no assurance that the continued execution of our business plan will enhance shareholder value or that alternative transactions will be identified or consummated or that any such transaction or other outcome will enhance shareholder value.

While we are currently executing strategic initiatives to realize synergies from the Bite Squad Merger and reduce costs, no assurance can be given that these initiatives will be successful, and any failure to achieve projected cost savings may adversely affect our business, financial condition and results of operations.

We are continuing to execute strategic initiatives to realize synergies from the Bite Squad Merger and reduce costs. In early November 2019, we started implementing several strategic initiatives, including the implementation of organizational changes, which included a further reduction in work force, a consolidation of operations, support and sales functions, and the discontinuance of the operation of certain under-performing and unprofitable assets. These measures are expected to achieve approximately $25,000 to $30,000 in annual savings. However, these strategic initiatives are ongoing, and we cannot assure you that we will achieve some or all of the expected benefits of these strategic initiatives. Any such failure may adversely affect our ability to fund our working capital requirements, maintain compliance with our debt covenants and achieve profitability. Furthermore, there can be no assurance that we will have access to financing on terms satisfactory to us, or at all, to alleviate any lack of success in achieving the total annual savings expected.

Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.

We conduct our goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. For purposes of testing for goodwill impairment, we have one reporting unit. As a result of recent, adverse changes in market conditions from increased competition having negatively affected our order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, we conducted the impairment test as of September 30, 2019. The impairment test was conducted in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets for certain long-lived assets including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC 350, Intangibles – Goodwill and Other for the reporting unit’s goodwill. As a result of the ASC 360 and ASC 350 analyses, we recognized a total non-cash pre-tax impairment loss of $191,194 during the three months ended September 30, 2019 to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. See Part I, Item 1, Note 5 – Intangible Assets and Goodwill for additional details.

Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired and that the carrying value of other indefinite-lived assets will be recoverable in future periods, which could adversely affect our financial results and stockholders’ equity.

If we are unable to maintain compliance with the listing requirements of Nasdaq, our common stock may be delisted from Nasdaq, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to, among other things, certain major corporate transactions, the composition of our Board and committees thereof, the minimum bid price of our common stock and minimum stockholders’ equity.

On October 11, 2019, Susan Collyns and Scott Fletcher resigned as directors of the Board. On October 14, 2019, we notified Nasdaq that, as a result of the resignations of Susan Collyns and Scott Fletcher from our Board, we are no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. On October 28, 2019, we received two letters from Nasdaq confirming the above non-compliance. Under Nasdaq rules, we must submit a plan to regain compliance with the requirement to have a majority independent Board no later than December 12, 2019. If such a plan is accepted, we can be granted an extension of up to 180 days from October 28, 2019 to regain compliance. In addition, we must satisfy the Audit Committee and Compensation Committee requirements by the earlier of (i) our next annual shareholders’ meeting or October 11, 2020 or (ii) if our next annual shareholders’ meeting is held before April 8, 2020, no later than April 8, 2020. We are committed to satisfying the Nasdaq Listing Rules relating to the composition of our Board, Audit Committee and Compensation Committee and are actively searching for qualified candidates to join the Board; however, no assurance can be given that such efforts will be successful.

Additionally, Nasdaq listing requirements include the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. A continued closing stock price below $1.00 on Nasdaq could result in a breach of this requirement. Although we would have an opportunity to take action to cure such a breach, if we did not succeed, Nasdaq could commence suspension or delisting procedures in respect of our common stock.

If a suspension or delisting of our common stock were to occur, for any of the reasons above or for any other reason, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades of our common stock. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

As previously disclosed, Joseph Stough resigned as the president of the Company on September 11, 2019. On November 8, 2019, the Company entered into an independent contractor agreement with Joseph Stough (the “Agreement”) pursuant to which Mr. Stough will assist the Company with its efforts in the areas of operational excellence, culture and leadership. The Agreement may be terminated by either party upon ten (10) days’ written notice to the other party. Under the Agreement, Mr. Stough will be paid $2,500 per month.

Item 6. Exhibits

Exhibit No.	Description

10.1

Separation Agreement and General Release, dated August 8, 2019, by and between Waitr Holdings Inc. and Christopher Meaux (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 8, 2019).

10.2

Employment Agreement, dated August 13, 2019, by and between Waitr Holdings Inc. and Adam Price (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 15, 2019).

10.3

Employment Agreement, dated August 30, 2019, by and between Waitr Holdings Inc. and Jeff Yurecko (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on September 3, 2019).

10.4

Separation Agreement and General Release, dated September 11, 2019, by and between Waitr Holdings Inc. and Joseph Stough (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on September 12, 2019).

10.5

Separation Agreement and General Release, dated November 1, 2019, by and between Waitr Holdings Inc. and Jeffrey Yurecko (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 4, 2019).

10.6	Independent Contractor Agreement, dated November 8, 2019, by and between Waitr, Inc. and Joseph Stough.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019	By:	/s/ Karl D. Meche
Karl D. Meche
Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)