Form 10-K
period 2019-12-31
Waitr Holdings Inc.
filed 2020-03-16
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019, was $482,344,731.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 76,598,143.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties that may be outside of our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the section entitled “Risk Factors” below.

PART I

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section above for an explanation of these types of statements.

Item 1. Business

Overview

Waitr Holdings Inc. (together with its wholly-owned subsidiaries, the “Company,” “Waitr,” “we,” “our” or “us”) operates an online food ordering and delivery platform, connecting local restaurants with hungry diners in cities across the United States. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), an online food ordering and delivery platform with operations similar to those of Waitr. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Platforms are a convenient way to discover, order and receive great food from local restaurants and national chains. Our strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which we operate. At December 31, 2019, we operated in small and medium sized markets across the United States, spanning more than 640 cities.

Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. For diners, Waitr optimizes the journey from restaurant and food discovery through delivery, while providing a diverse restaurant selection and a great customer experience. The intuitive, easy-to-use Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience.

We generate revenue primarily when diners place an order on one of the Platforms. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees charged when they request the order be delivered to their location. Revenue from diner orders is recognized when orders are delivered.

Key Business Metrics

For a description of our key business metrics, including Active Diners, Average Daily Orders and Gross Food Sales, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form10-K.

The Waitr Solution

We have created differentiated software platforms, purpose-built to serve restaurants, diners and drivers. Our business has been built with a focus on quality through providing brand-additive services to restaurants, which in turn benefits diners by providing a diverse restaurant selection and a great customer experience.

Restaurant Benefits

We believe that we provide restaurants with the following key benefits:

•	Exposure. Our Platforms provide restaurants with access to incremental users and the opportunity to grow their consumer base.
•	Incremental channels. Our Platforms provide restaurants with additional channels through which they can receive more orders, while building brand awareness, as they are discovered by more diners.
•	Deep integration and customization. We provide menu onboarding and real-time menu customization that restaurants can manage themselves.
•

Restaurant Software Platforms.  The Platforms provide restaurants with actionable data on diners’ order history and trends, allowing restaurants to offer more tailored dishes and suggest more add-on items, which increases order values.

•	Competitive Rates. We provide restaurants with competitive pricing plans.
•	Reliable Delivery. We provide restaurants with accurate and timely deliveries by connecting them with a dedicated network of drivers.

Diner Benefits

We believe that we provide diners with the following key benefits:

•	Selection. The restaurants on our Platforms represent a wide breadth of cuisines, price points and local favorites in each market to best serve the diverse tastes of diners.
•	Quick, Quality Service. We strive to deliver the right order, quickly and professionally, and have customer support to assist diners, helping to ensure diner success when ordering on the Platforms.
•

Discovery.  The Platforms are designed to showcase menus with professional photography, giving diners a rich understanding of restaurants’ offerings; resulting in diners discovering restaurants they would like to visit in person, not just to order on the Platforms, further expanding the potential pool of dine-in customers for restaurants.

•

Personalized Experience.  We allow diners to tailor their orders to various layers of customization through easy-to-use Platforms. Diners can add frequent restaurants as favorites and keep track of past orders.

•	Convenience. We provide diners with intuitive Platforms that make ordering and delivery simple from any connected device. Diners can track their order and know exactly when to expect their food.

Business Strategy

We have historically grown our business by increasing the number of quality restaurants available on the Platforms, which has facilitated growth in diners and orders. Leveraging best practices from the launch of prior markets, we continuously refine our processes in onboarding new restaurants, deploying adequate resources to markets, sales and ongoing business development. We intend to pursue the following growth strategies to grow the Platforms:

Increase sales through further penetration of existing markets

We plan to continue marketing and actively building our brands in existing markets by improving our restaurant offerings, technology platform depth and customer service.

Expansion into new markets, development of new products and services and investment in new technology

While we intend to concentrate our near-term efforts on existing market penetration and adjacent market expansion, our long-term business strategy may include expansion into new cities and geographies, development of new product offerings and services across our marketplace and investment in new technology, all of which will continue to enhance the experience of users of the Platforms.

Deliver an excellent diner experience

We believe that by tailoring experiences on our Platforms to the nuances of local or regional markets, we can further improve the user experience and drive growth for our restaurant partners. We plan to invest in our direct sales teams and to add more restaurants and restaurant variety to the Platforms. A significant opportunity exists to expand existing diner spend, add new diners, and further establish and deepen leadership positions within our current markets.

Leverage relationships with our restaurant partners

We intend to utilize our existing relationships with diverse and high-quality restaurants to grow within our current markets as well as aid in our expansion into new markets.

Challenges

We face several key challenges in continuing to grow our business and maintain profitability, including the following:

•	Long-term growth depends on our ability to expand our marketplace of restaurants and diners in a cost-effective manner;

•	The ability to realize the benefits of acquired businesses depends on the successful integration of the operations of the acquired businesses with those of the Company; and

•

The continuing trend toward consolidation in the online and mobile app ordering and delivery industry may result in larger companies with greater financial resources and other competitive advantages than Waitr’s and could impact our growth rates and profitability.

Marketing

The Platforms are an important extension of restaurant branding. Most of our marketing efforts to date have been through co-branding with restaurants and generating word-of-mouth adoption. Restaurants promote Waitr and Bite Squad as a feature for their diners through in-restaurant advertising such as door stickers, table tents and push cards in their carryout orders. Our remaining sales and marketing initiatives are paid marketing, which includes: digital media, influencer sponsorships, traditional advertising, and public relations.

Sales

Our sales team is focused on signing restaurants across our current and target markets. By focusing our sales efforts on recruiting restaurants and showing them the value of the Platforms, restaurants promote themselves on the Platforms to their diners. This increase in diners helps to drive more sales and ultimately more restaurants to the Platforms. After launch, we typically continue the sales efforts with business development representatives, while also conducting sales initiatives at the regional and corporate level with key partners and larger national accounts. After opening new markets, our representatives continue to work with the restaurants to increase overall order volume and ensure a high level of quality control across the Platforms.

Products and Services

Restaurant Products and Services

We provide restaurants with a high level of service, high-growth, enhanced marketing Platforms and customer support, all at attractive and aligned pricing.

Pricing Plans.  We offer competitive pricing plans for restaurants on the Platforms, with the option to pay a fee to affect the restaurant’s prominence and exposure to diners on the Platforms.

Restaurant Onboarding.  We offer restaurants a streamlined onboarding process that features direct menu management and high levels of customer service from our market level representatives.

Product Features.  We provide restaurants with the ability to offer promotions and daily specials, optimize orders through real time analytics and manage restaurant menus. The Platforms include a dedicated mobile application for restaurants which simplifies and aggregates restaurant order and delivery tasks onto a central in-app controller and provides flexibility to edit menus based on inventory or promotions, all through user-friendly hardware that receives orders on-site and integrates them seamlessly into existing kitchen flow.

Customer Support.  We also provide restaurants with a team of customer support representatives to ensure quality diner and restaurant service to both parties.

Delivery.  We provide ordering and delivery Platforms for restaurants through a network of drivers to address the growing demand for delivery services.

Diner Products and Services

For diners, the Platforms serve as a personalized service that provides discovery, convenience and transparency. Our Platforms feature food ordering and delivery, group ordering capabilities and the ability to create favorites for recurring orders.

Features.  The Platforms simplify the online restaurant delivery process to a few steps that include setting location, specifying delivery or takeout, selecting and customizing menu items and tracking orders until delivery or pickup. Diners have search capabilities to locate a certain restaurant or search by cuisine type and can easily view their favorite restaurants and past orders.

Restaurant Selection and Customization.  The restaurants on the Platforms offer diners a wide breadth of cuisines and price points in each market. We create a personalized experience for diners, where they can tailor their orders to several layers of customization: getting what they want, when they want it.

Driver Products and Services

Historically, the majority of our drivers have been employees. As part of our recent initiatives to streamline operations, we are currently in the process of shifting our driver base to independent contractors in all markets in which we operate.

Customers

As of December 31, 2019, we had approximately 18,000 restaurants on the Platforms and served approximately 2.4 million Active Diners. For the years ended December 31, 2019, 2018 and 2017, none of the restaurants on the Platforms or Active Diners accounted for 1% or more of the Company’s revenues.

Competition

Our primary competition has historically been traditional offline options used by the vast majority of restaurants in our markets, including paper menus, telephone orders for delivery or takeout, and local advertising placed by restaurants. Management believes that the Company competes favorably with the traditional ordering process by aggregating restaurant and menu information on the Platforms, making it more convenient for diners to locate restaurants by proximity, cuisine type and/or price point, and efficiently placing a customized order or a repeat order for delivery or takeout, without ever having to interact directly with the restaurant. For restaurants, we offer a more targeted marketing opportunity than traditional, offline, local advertising channels, providing exposure to our network of hungry diners, who typically access our Platforms when they are looking to place a takeout order.

Our competition also consists of other online food ordering and delivery service providers, who compete with us for restaurants, diners and drivers within the markets we serve. Over the last year, we have experienced increased competition from other national delivery service providers. Additionally, some of our competitors have recently started investing more heavily in non-partnered restaurants, which historically has not been our focus.

Seasonality and Holidays

We observe that diner behavior patterns and demand for the services we provide generally fluctuate during the year on both of our Platforms. Order frequency tends to increase from September to March and we generally experience a relative decrease in diner activity from April to August primarily as a result of weather patterns, summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year. Our revenues fluctuate according to these patterns and the timing of certain holidays within each quarter, which may result in quarterly fluctuations.

Diner activity may also be impacted by unusually cold, rainy, or warm weather. Cold and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Consequently, our results between quarters, or between periods that include prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather, may vary.

Technology & Intellectual Property

Our Platforms use scalable software to provide a consistent and robust user experience as user adoption increases. The internally developed Platforms are purpose-built to streamline online ordering and delivery for consumers and restaurants. The Platforms are 100% hosted in the cloud. Cloud hosting assists us with addressing potential capacity constraints that we may face as we grow our core applications and provide a level of redundancy, fault tolerance and cost-effectiveness.

We protect our intellectual property through a combination of trademarks, trade dress, domain name registrations, trade secrets, patents, and copyrights.

As of December 31, 2019, we had registered trademarks covering “Waitr” and “Bite Squad” and the stylistic designs associated with our brands. We have also filed other trademark applications in the United States and may pursue additional trademark registrations to the extent management believes it will benefit the business and be cost-effective.

As of December 31, 2019, we filed two patent applications in the United States, which seek to cover proprietary inventions relating to our products and services. We may pursue further patents to the extent that management believes it will benefit Waitr’s business and be cost-effective.

We hold several registrations to domain names relating to our business, including waitrapp.com, bitesquad.com, and others.

Our non-driver employees and contractors are required to sign agreements pursuant to which they agree to keep proprietary and non-public information confidential and to assign any and all inventions or other intellectual property relating to the business to Waitr. The policies and applicable terms of use of the Platforms also contain confidentiality and assignment of intellectual property provisions and restrict the distribution or use of the Company’s technology in unauthorized manners.

Employees

As of March 6, 2020, we had approximately 10,585 employees, including 10,100 delivery drivers. None of these employees are represented by a labor union with respect to their employment with the Company. We expect to complete the process of moving to an independent contractor driver network by the end of April 2020, after which, we will have no remaining employee drivers.

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

On November 15, 2018 (the “Closing Date”), Waitr Holdings Inc. (formerly known as Landcadia Holdings, Inc.), a Delaware corporation, completed the acquisition of Waitr Incorporated, pursuant to the Agreement and Plan of Merger, dated as of May 16, 2018 (the “ Landcadia Merger Agreement”), by and among the Company, Waitr Inc. (f/k/a Landcadia Merger Sub, Inc.), a Delaware corporation and wholly-owned indirect subsidiary of the Company (“Merger Sub”), and Waitr Incorporated. The transactions contemplated by the Landcadia Merger Agreement are referred to herein as the “Landcadia Business Combination.” Upon the consummation of the Landcadia Business Combination, Waitr Incorporated merged with and into Merger Sub, with Merger Sub surviving the merger in accordance with the Delaware General Corporation Law (“DGCL”) as a wholly-owned, indirect subsidiary of the Company. In connection with the closing of the Landcadia Business Combination, the Company changed its name from Landcadia Holdings, Inc. to Waitr Holdings Inc.

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

On January 17, 2019, Waitr completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operated an online food ordering and delivery platform with operations similar to those of Waitr.

Basis of Presentation

The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Landcadia Holdings, Inc. has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the

Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination.

The Bite Squad Merger was considered a business combination, in accordance with GAAP, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill. The results of operations of Bite Squad are included in our consolidated financial statements since the acquisition date, January 17, 2019.

Available Information

The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC and are available free of charge on the Company’s website at investors.waitrapp.com/financial-information/sec-filings at the same time as when the reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains websites at www.waitrapp.com and www.bitesquad.com. The contents of the websites referenced herein are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition and operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to the Company unless the context clearly indicates otherwise.

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

Our industry is highly cyclical, and our business is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in dining out in general, such as:

•	changes in diners’ dining habits and in the availability of disposable income for ordering food from restaurants;

•	excess restaurant capacity in comparison with food order demand;

•	downturns in restaurants’ business cycles; and

•	recessionary economic cycles, downturns or other events (like the coronavirus or similar widespread health/pandemic outbreaks).

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

•

Certain of the restaurants on our Platforms may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to capital, which may decrease diner demand for restaurant prepared food, and such issues and problems may affect the number of orders that occur through the Platforms;

•

Food ordering and dining out patterns may change as food supply chains are redesigned and customer tastes change, resulting in an imbalance between restaurants’ available menu items and the demands of Active Diners;

•

Diners may select competitors that offer lower delivery charges, commission rates or other charges from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose restaurants offering food or diners ordering food through the Platforms; and

•

Disruptive health events or pandemics, such as the recent coronavirus outbreak, may have significant, negative economic effects on the geographic areas in which we operate, which may include impacts to food ordering, takeout or delivery habits, availability of delivery drivers, and restaurants’ ability to receive and prepare food. Additionally, many of our markets include colleges or universities whose populations fluctuate between semesters. Temporary closures or suspension of semesters by colleges and universities in response to pandemics or other health events may have a material adverse effect upon our operations and financial results.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, compensation to drivers, interest rates, taxes, tolls, license and registration fees, insurance, payment processing fees, and the costs of healthcare for our employees.

The business levels of restaurants on the Platforms also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the availability of popular order items, reducing use of the Platforms. A significant interruption in our normal order levels could disrupt our operations, increase our costs and negatively impact our ability to serve our diners.

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

•	We may be unable to scale our technological and operational infrastructure to accommodate rapid growth in diners, orders or customer support needs;

•	Our management team has had limited experience operating a public company and could be unable to help us successfully transition from a developmental stage business to a larger organization;

•	Our growth may depend on acquisitions, our management team does not have significant experience managing acquisitions of other businesses, and we may lack the capital necessary to pursue them;

•	Our still relatively recent transition to a public company could pose operational, financial and quality risks that we are unable to manage effectively;

•	The development and introduction of new products or services by us or our competitors is uncertain;

•

Competing with traditional ordering methods or delivery services provided directly by restaurants (or third parties) to consumers over the phone or through their own websites or other means could pose a risk to our growth and financial performance;

•	Our ability to maintain and grow our number of Active Diners, Average Daily Orders, Gross Food Sales and order frequency is not guaranteed;

•	Our ability to attract and retain restaurants over long periods of time has not been tested in several markets;

•	We may prove unable to attract and retain key employees and personnel to support growth;

•	Seasonal and weather-related fluctuations in spending by consumers relating to food delivery can be unpredictable;

•	The acceptable pricing of our onboarding and services fees to restaurants and diner fees to consumers and restaurants has not been tested widely;

•

Our ability to increase onboarding, services, diner fees and other revenue does not enjoy long historical data trends and any increases in our costs may be met with adverse restaurant response that could materially negatively impact revenue as affected restaurants may withdraw from our Platforms;

•	We have yet to demonstrate our ability to diversify and grow revenue sources beyond current onboarding, services and diner fees;

•	Increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive are unpredictable;

•

Our ability to maintain gross margins and operating margins can be difficult to predict and impacted by numerous factors beyond our control (for example, due to transaction charge increases, technology cost increases, competitive pricing and other items);

•	We may experience system failures or breaches of security and privacy that could pose a harm on their own and could affect consumers’ confidence in our services;

•	We may not be able to adequately manage key third-party service providers;

•	We may experience changes in diner or restaurant behavior or preferences;

•	Payment processing costs could increase, or we could fail to implement our own payment processing solution;

•	Given the rapid pace of our evolution into a public company, our internal controls may not be able to keep pace with necessary requirements from a business, accounting or legal point of view; and

•

We may experience casualties or safety hazards or issues with our drivers or third parties that come into contact with our drivers, all of which could be difficult to predict and which could impact our operating costs and diner or restaurant use of the Platforms.

Our business depends on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large. Economic downturns or other events (like coronavirus or similar widespread health/pandemic outbreaks) impacting the U.S. and global economy could materially adversely affect our results of operations.

Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary patterns or economic slowdowns in the geographic areas in which restaurants on our Platforms operate and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including delivery or takeout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus or similar health/pandemic events), including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect food and beverage sales throughout the restaurant industry, including orders through the Platforms. In addition, we believe that a proportion of our weekday revenues, particularly during the lunch hour, are derived from business customers using expense accounts. Our business therefore may be affected by reduced expense account or other business-related dining by business clientele. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food for delivery or takeout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using the Platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.

If we fail to retain existing diners or add new diners, or if our diners decrease their number of orders or order sizes on the Platforms, our revenue, financial results, and business may be adversely affected.

The number of our Active Diners and total Gross Food Sales are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging Active Diners who make orders for delivery or carryout using the Platforms. We anticipate that our Active Diner growth rate will decline over time as the size of our Active Diner base increases, and as we achieve higher market penetration rates. To the extent our Active Diner growth rate slows, our business performance will become increasingly dependent on our ability to increase the size and frequency of orders in current and new markets. If diners do not perceive the Platforms to be useful, reliable, and trustworthy, we may not be able to attract or retain diners or otherwise maintain or increase the frequency and amount of orders. A decrease in diner retention, growth, or order frequency (or overall order price) could render the Platforms less attractive to restaurants, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect diner retention, growth, and engagement, thereby adversely affecting our revenue, financial results, and future growth potential, including if:

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

•

there are changes in diner sentiment about the quality or usefulness of the Platforms, delivery quality, food quality or other products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure diners are presented with menu items that are interesting, useful, and relevant to them;

•

there are adverse changes in the Platforms, delivery services or restaurant services or products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering food in a rapid and reliable manner or otherwise affect the user experience or enjoyment of food or beverages delivered;

•	we adopt policies or procedures related to delivery, ordering or user data that are perceived negatively by our diners or the general public;

•	we fail to provide adequate customer service to restaurants, diners, drivers, or advertisers;

•	we, our drivers, restaurants on the Platforms, or other companies in the mobile food delivery or ordering industry are the subject of adverse media reports or other negative publicity;

•	restaurants develop their own direct-to-consumer applications or online ordering and delivery services; or

•	we are unable to maintain and increase our Active Diner base and order frequency or our Average Daily Orders and Gross Food Sales.

We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to other platforms could seriously harm our business.

Substantially all of our revenue is derived from items offered by restaurants to diners on the Platforms. The number of Active Diners, Average Daily Orders and Gross Food Sales depends on the availability of quality items available on the Platforms from restaurants viewed positively by diners. As is typical in our industry, restaurants do not agree to long-term contracts with us, and they are generally free to leave the Platforms with minimal notice or to participate on competing platforms. While no single restaurant accounts for more than 10% of our revenue, many of the restaurants on our Platforms only recently started providing menu items on the Platforms, and they spend a relatively small portion of their overall budget with us. In addition, some restaurants may view the Platforms as experimental and unproven. Restaurants will not continue to do business with us if we do not increase revenues for them or provide delivery or takeout ordering for diners in an effective manner, or if they do not believe that their investment in onboarding for the Platforms will generate a competitive return relative to other alternatives, including from our competitors.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for restaurants to attract new restaurants and retain existing restaurants. For example, we present historical data about sales to demonstrate our value to attract new restaurants to the Platforms. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that restaurants find useful would impede our ability to attract and retain restaurants.

Growth in the number of restaurants on the Platforms may not continue at historical rates, and the addition of new restaurants to the Platforms and retention of existing restaurants on the Platforms could decline due to a number of factors. First, the cost of adding new restaurants or retaining existing restaurants on the Platforms could increase substantially. Competition to advertise our services to restaurants has been increasing and will likely continue to increase as a result of increasing competition among similar companies for a finite pool of restaurants. In addition, the number of options available to restaurants may result in downward pressure on the prices that restaurants are willing to pay for our services. As more choices become available for diners to order delivery or takeout from restaurants, the number and frequency of our word-of-mouth and/or organic referrals may decline. Our efforts to attract and retain new restaurants in new geographical areas may not be successful.

If we fail to attract new restaurants or retain existing restaurants, especially those restaurants that are most popular with diners, our financial results could materially suffer.

If our delivery service levels decline or if restaurants do not see increases in business, restaurants could leave the Platforms, reducing revenue and significantly harming our business.

Restaurants will not continue to do business with us or will be unwilling to pay onboarding or other service fees if we do not deliver food and beverages in a timely, professional and friendly manner or if the restaurants do not believe that their investment in the Waitr Platform or the Bite Squad Platform, as applicable, will produce an increase in revenue from delivery or takeout orders. Our service fees and commission revenue and the availability of restaurants on the Platforms could be negatively impacted by the following factors, among others:

•	decreases in the number of Active Diners or Average Daily Orders on the Platforms;

•	loss of online or mobile food delivery market share to competitors;

•	inability to professionally and accurately display menu items to consumers on the Platforms;

•	adverse media reports or other negative publicity involving the Company, our drivers, restaurants on our Platforms or other companies in our industry; and

•	the impact of macroeconomic conditions and conditions in the restaurant industry in general.

We are subject to a variety of risks relating to our relationships with our drivers, including those related to our shift from primarily employee to independent contractor drivers, shortages of available drivers, adverse conditions impacting drivers, and possible increases in driver compensation.

We are in the process of shifting the composition of our driver base from primarily employee drivers to independent contractor drivers. While we are implementing this change in a way intended to ensure that our drivers are indeed independent contractors under applicable law and regulation, certain state and local governmental authorities have recently initiated efforts to classify independent contractors performing jobs like our drivers as employees. Should regulators in jurisdictions where we operate apply similar efforts, it could result in increased costs and burdens relating to treating drivers as employees and/or disputing such regulatory framework. As of now, we are not aware of any governmental authority pursuing this type of action in any of our markets; however, this could change in the near future.

The change in composition of our driver base could also result in a degradation of service provided by our delivery drivers, an increase in the turnover rates of delivery drivers and potential lawsuits. If we are unable to retain current employee drivers as independent contractor drivers or unable to attract and retain a sufficient number of independent contractor drivers, we could face difficulty meeting consumer order demands or be forced to forego business that would otherwise be available to us, which could adversely affect our profitability and ability to maintain or grow our business.

Shortages of available drivers could require us to spend more to attract and retain drivers and could create shortages at peak order times. We could face a challenge with attracting and retaining qualified drivers primarily due to intense market competition, which may subject us to increased payments for driver compensation and independent contractor driver rates. Also, because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers and may face increased costs for securing the services of drivers, thereby negatively impacting our profitability.

Further, with respect to independent contractor drivers, shortages can result from the absence of long-term contracts along with other contractual terms or company policies that make contracting with us less desirable to certain independent contractor drivers. In addition, the “on-call” or “on-demand” nature of the way that we ask independent contractor drivers to pick up shifts during busy times may result in difficulties procuring such independent contractor drivers when we need that labor most. Such a shortage could result in material harm to our business or reputation.

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

Independent contractor drivers may utilize shirts and food carrier equipment bearing our trade names and trademarks; however, it is not required. If one of our independent contractor drivers is subject to negative publicity, it could negatively reflect on us and have a material and adverse effect on our business, brand and financial performance. Under certain laws, we could also be subject to allegations of liability for the activities of our independent contractor drivers.

As independent business owners, our independent contractor drivers may make business or personal decisions that conflict with our best interests. For example, if an order is unprofitable, route distance is further than desired or personal scheduling conflicts arise, an independent contractor driver may deny orders from time to time. In these circumstances, we must be able to timely deliver food orders to maintain relationships with diners and restaurants on the Platforms. The unwillingness of independent contractor drivers to perform their services when and where they are needed could adversely harm our financial performance and operating results.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of diners and restaurants may be impaired, and our business and financial results may be harmed. Unfavorable media coverage could seriously harm our business.

Our brands have significantly contributed to the success of our business. We believe that maintaining and enhancing our brands is critical to expanding our base of diners and restaurants. Many of our new diners are referred by existing diners, and, therefore, we strive to ensure that our diners remain favorably inclined towards the Platforms and our online ordering service. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative services, which we may not do successfully. We may introduce new services, products or terms of service that diners do not like, which may negatively affect our brands.

Additionally, the actions of restaurants that are on our Platforms (or quality and safety of their food), delivery drivers and others may negatively affect our brands if consumers do not have a positive experience interacting with those parties after using the Platforms. We may experience media, legislative, or regulatory scrutiny of our delivery and food safety record, our delivery experience, privacy matters or other issues, which may adversely affect our reputation and brands. We may also fail to provide adequate customer service, which could erode confidence in our brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We face the potential loss of use of our trade name “Waitr” due to certain litigation (see Item 3. Legal Proceedings below). If we fail to successfully promote and maintain our brands, if we lose the right to our trade name, or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

We rely on restaurants in our network for many aspects of our business, and their failure to maintain their service levels could harm our business.

Diners demand quality food at reasonable prices. The ability of diners to obtain such quality food from restaurants they like on a timely basis through the Platforms drives the primary value of the Platforms. Our ability to provide diners with a high-quality and compelling food ordering experience depends, in part, on diners receiving competitive prices, convenience, customer service and responsiveness from restaurants from whom they order. If these restaurants do not meet or exceed diner expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brands may be harmed, our ability to attract new diners to the Platforms may be limited and the number of diners placing orders through the Platforms may decline, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, if restaurants face challenges or difficulties set forth elsewhere in these risk factors, the number of restaurants on the Platforms could decline, the price of food could increase or customer service levels could suffer, all of which could harm our business and results of operations.

Seasonality and the impact of inclement weather adversely affect our operations and profitability.

We observe that diner behavior patterns and demand for the services we provide generally fluctuate during the year on both of our Platforms. For example, order frequency tends to increase from September to March and we generally experience a relative decrease in diner activity from April to August, primarily as a result of weather patterns, summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year, which can comprise a large part of our overall revenue in certain locations. Our revenues fluctuate according to these patterns and due to the timing of certain holidays within each quarter and result in quarterly fluctuations. As a result, diner activity and demand for our services is generally stronger in our first and fourth fiscal quarters as compared to our second and third fiscal quarters. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme, including as a result of factors outside of our control.

We sometimes experience large influxes of orders during inclement weather when consumers do not wish to leave their homes to eat restaurant food. Such inclement weather events are unpredictable in many cases. In such events, the availability of drivers could be limited due to unsafe driving conditions or the refusal or unwillingness of drivers to work during such weather events. This can result in substantially delayed delivery times and diner frustration with our services, reducing the willingness of consumers to order using the Platforms in the future. We have in the past experienced increased order volume during certain holidays, while facing a simultaneous shortage in drivers, which can also result in substantial delivery delays and diner frustration. In addition, the likelihood of accidents may increase during inclement weather events, thereby increasing the costs to us of each delivery, exposing us to potential litigation or accident claims and reducing overall driver efficiency. Any of these events could substantially impact our revenue and results of operations and our ability to grow and operate our business.

We may be unable to continue to grow at historical growth rates or achieve profitability in the future.

Our revenue has grown substantially year over year, and this growth rate may not be sustainable. We believe that our growth rates of Active Diners and Gross Food Sales will decline over time as the market for our services matures. Historically, our diner growth has been a primary driver of growth in our revenue. We expect that diner growth, the addition of new restaurants to the Platforms and our revenue growth rates will decline as the size of our Active Diner base increases and as we achieve higher market penetration rates. As our growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline. We may not realize sufficient revenue to achieve profitability and may incur losses in the future for several reasons, including insufficient growth in new menu items, declining numbers of Active Diners or orders, increasing competition, costs to scale our business and technology and other risks described elsewhere in this Form 10-K.

Our inability to manage growth and meet demand could harm our operations and brands.

Occasions have arisen in the past in which we were not able to adequately meet surges in orders and consumer demand. We may be required to make substantial investments in the future in technology, customer service, sales and marketing infrastructure in order to adequately handle growth, surges in orders and consumer demands. As we continue to grow, we must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. We may not be able to manage growth effectively. If we do not manage the growth of our business and operations effectively, the quality of the Platforms and efficiency of our operations could suffer, which could harm our brands, business and results of operations.

We prioritize the experience of restaurants and diners over short-term profitability at times, which may cause us to forego short-term opportunities and could impact our profitability.

Our culture prioritizes its long-term diner and restaurant experience and loyalty over short-term financial condition and results of operations at times. We frequently make decisions that may reduce our short-term revenue and profitability if we believe that the decisions benefit the aggregate diner and restaurant experience and will thereby improve our financial performance over the long term. For example, we monitor how restaurant responsiveness to orders affects diners’ experiences to ensure long delivery times are not perceived as a problem for hungry diners, and we may decide to remove certain restaurant offerings from the Platforms to ensure our diners’ satisfaction in the overall delivery experience. In addition, we may make changes to the Platforms or offerings on the Platforms based on feedback provided by diners and restaurants. These decisions may not produce the long-term benefits that we expect, in which case our growth and engagement, our relationships with diners and restaurants, and our business could be materially adversely affected.

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online food ordering, does not continue to increase as rapidly as we anticipate, our business and growth prospects will be harmed.

Our business and growth prospects substantially depend upon the continued and increasing use of the Internet and mobile telecommunications as an effective medium of transactions by diners. Orders on the Platforms are conducted using the Internet and/or mobile networks. Historical rates of growth and adoption in Internet and mobile wireless communications may not predict future rates of growth or adoption. Diners or restaurants may not continue to use the Internet or mobile networking services to order their food at current or increased growth rates or at all. Consumers in our industry (and in others) may reject the use of the Internet and mobile applications as a viable platform or resource for a number of reasons in the future, including:

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

A large percentage of our revenues and growth occur on mobile devices using the Waitr App and the Bite Squad App, or collectively, the “Apps.” Because the Apps are used primarily on mobile devices, the Apps must remain interoperable with popular mobile operating systems, Android and iOS, and related hardware, including but not limited to mobile devices. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade the functionality of our products, or give preferential treatment to competitive products, could seriously harm the usage of the Apps on mobile devices. Our competitors could attempt to make arrangements with Apple or Google to make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Similarly, our competitors could enter into other arrangements with mobile device manufacturers, wireless network carriers or Internet service providers that diminish the functionality of the Apps. We plan to continue to introduce new products regularly and have experienced that it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and we expect this trend to continue.

The nature of our business and content on the Platforms exposes us to potential liability and expenses for legal claims that could materially affect our results of operations and business.

We face potential liability, expenses for legal claims and harm to our business relating to the nature of the delivery and takeout food business, including potential claims related to food offerings, delivery and quality. For example, third parties have in the past and could in the future assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the delivery drivers in our network. Alternatively, we could be subject to legal claims relating to the sale of alcoholic beverages by restaurants on our Platforms to underage diners.

Reports of food-borne illnesses, whether true or not, could adversely impact the results of our operations regardless of whether our diners actually suffer such illnesses from orders on the Platforms. Food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. In addition, consumer preferences could be affected by health concerns about the consumption of foods provided on the Platforms, even if those concerns do not directly relate to food items available on the Platforms. A negative report or negative publicity, whether related to a restaurant on one of our Platforms or to a competitor in the industry, may have an adverse impact on demand for the restaurants’ food and could result in decreased diner orders on the Platforms. A decrease in orders or Active Diners as a result of these health concerns or negative publicity could materially harm our brands, business, financial condition and results of operations.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple markets for our services would be affected rather than a single market. We cannot assure that all food items will be properly maintained during delivery to diners or that our drivers will identify food that is problematic upon pickup. If diners become ill from food-borne illnesses, we and/or restaurants on our Platforms could be forced to temporarily suspend service. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to regulation by applicable governmental authorities.

We face the prospect of liabilities and expenses relating to the content and other information that we publish on the Platforms, third party sites and/or relating to our marketing efforts. We could face claims based on the violation of intellectual property rights, such as copyright infringement claims based on the unauthorized use of menu content or other items. Although we typically obtain a restaurant’s consent to publish their menu items prior to posting them on the Platforms, we may not always be successful in obtaining such consent. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.

While historically most of our drivers have been employees, we are now transitioning completely to independent contractor drivers. Almost all of our orders are delivered by drivers of motor vehicles. Some of our drivers have been involved in motor vehicle accidents, and it is almost certain that some of our drivers will be in motor vehicle accidents in the future. Although we maintain insurance policies in an attempt to cover the risks associated with a motor vehicle delivery business, we may be unable to maintain sufficient coverage of all claims relating to such injuries or accidents that foreseeably arise in this line of business. Furthermore, we have in the past and could in the future receive denial of coverage for particular insurance claims relating to injuries, accidents or violations.

We have incurred and expect to continue to incur expenses relating to legal claims. The frequency of such claims is unpredictable. We have experienced diversion of attention by management to address these claims, and such claims can result in significant costs to investigate and defend, regardless of the merits of such claims. The potentially significant number and dollar amount of claims could materially affect our results of operations and harm our business.

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

Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If the Platforms are unavailable when diners, drivers or restaurants attempt to access them, or if they do not load as quickly as they expect, these key users may not return to the Platforms as often in the future, or at all. As our Active Diners and restaurants and the amount and types of information shared on the Platforms continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our diners, drivers and restaurants. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from natural disasters, terrorism, or other catastrophic events.

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

We have spent and expect to continue to spend substantial amounts on technology infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the length of or prevent system interruptions. The operation of these systems is expensive and complex, and we could experience operational failures.

Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

Personal data, internet security breaches or loss of data provided by diners, drivers or restaurants on our Platforms could violate applicable law and contracts with key service providers and could result in liability to us, damage to our reputation and brands and harm to our business.

Mobile malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of restaurants, drivers or diners may seriously harm our reputation and our ability to retain and attract new Active Diners, drivers and restaurants.

We rely on third-party billing and payment processing providers, many of whom may collect and store sensitive data, including legally-protected personal information. Examples include third parties who process diner orders, payroll and other payments, and service providers who collect and store diner, restaurant or employee information. We may also process and store and use additional third-parties to process and store sensitive intellectual property and other proprietary business information, including that of the restaurants on our Platforms. While we intend to maintain data privacy and security measures that are compliant with applicable privacy laws and regulations, future security breaches could subject us and/or these third-party service providers to liability for violations of various laws, rules or regulations, civil liability, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

Under certain circumstances specified in the payment card network rules, we could be required in the future to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we had failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Payment processing businesses involve complex financial, cybersecurity and other factors that may be difficult to us. We cannot ensure that the cost savings or additional revenue from becoming a payment processor would exceed the significant costs associated with that decision. While we are currently PCI compliant on both Platforms, there can be no assurance that we will remain compliant.

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

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we or the restaurants accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

•	Higher fuel prices and, in turn, higher fuel surcharges to our drivers may cause some of our drivers to demand higher independent contractor driver rates;

•	Competition from “gig economy” companies in general may negatively impact our driver, restaurant customer and/or consumer relationships and service rates;

•	We may have higher exposure to litigation risks as compared to other providers of delivery services; and

•

Restaurants could develop their own online or mobile app food ordering and delivery technology and hire their own drivers to make their own deliveries, which could reduce demand for our services to restaurants and limit choices for consumers, reducing the number and frequency of orders using our technology.

We may not be able to successfully compete in technology innovation and distribution. If we are unable to continue to innovate and provide technology desirable to diners and restaurants, our business operations could materially suffer.

We face significant competition in almost every aspect of our business. We must continuously innovate to improve our existing Platform technology and ensure that our products and services are well received. Mobile applications, internet enabled technology and online e-commerce are constantly changing. We face competition from larger and more established companies such as Uber, GrubHub, Door Dash and others. Smaller companies also provide similar services and technology. Furthermore, larger companies such as Facebook, Google, Apple and others could choose to offer similar services or technology at comparatively little additional costs to themselves. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies.

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

Our exploration and pursuit of strategic alternatives has concluded, and there can be no assurance that an alternative transaction will be identified or consummated.

On August 8, 2019, we announced the commencement of a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could have included, among others, continuing to execute our business plan, including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. In early November 2019, our board of directors (the “Board”) completed the strategic alternative review process and concluded that we should continue to focus on executing our business plan as an independent public company while remaining open to the possibility of alternatives. However, there can be no assurance that the continued execution of our business plan will enhance shareholder value or that alternative transactions will be identified or consummated or that any such transaction or other outcome will result in enhanced shareholder value.

As part of our business strategy, we have made acquisitions to grow our business. Failure to pursue and successfully make additional acquisitions could negatively impact our future growth.

Throughout 2019, our revenue, order growth and cash flow were negatively impacted by changes in market conditions in the online food ordering and delivery industry resulting from increased competition from other national delivery service providers. As a result, and in light of the capital-intensive nature of new market launch activities, we intend to concentrate our near-term efforts on existing market penetration and adjacent market expansion, which may impact our growth. Additionally, the continuing trend toward consolidation in the online and mobile app ordering and delivery industry may result in larger companies with greater financial resources and other competitive advantages than Waitr’s and could affect our ability to successfully make additional acquisitions, which may impact our growth rates and ability to maintain profitability.

The terms of the agreements governing our debt contain operating and financial covenants that may restrict our business and financing activities. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

We are party to a Credit Agreement and Convertible Notes Agreement (see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). These agreements include a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. In certain cases, these covenants may impose limitations or restrictions on the manner in which we conduct our business and could place us at a competitive disadvantage to competitors. Included in these covenants is an affirmative covenant relating to the deliverance of audited annual financial statements to the administrative agent and lenders, accompanied by a report from an independent public accounting firm, which report shall be unqualified as to going concern and scope of audit.

Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, and we may not be able to meet these covenants. From time to time, we may be required to seek waivers or amendments to the Credit Agreement and Convertible Notes Agreement to maintain compliance with these covenants, and there can be no certainty that any such waiver or amendment will be available. Non-compliance with one or more of these covenants could result in any amounts outstanding under the Credit Agreement and Convertible Notes Agreement becoming immediately due and payable. Additionally, upon the occurrence and during the continuance of an event of default, both the Credit Agreement and Convertible Notes Agreement provide for default interest at a rate that is 2% and 5% higher, respectively, than the interest rates otherwise payable under the agreements. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may need to engage in debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

Recent adverse changes in market conditions from increased competition have negatively affected the Company’s order and revenue growth, which in turn has had a negative impact on our liquidity level. We are actively implementing several initiatives to increase revenue, reduce costs and improve cash flow and liquidity. We currently expect that our cash on hand and estimated cash flows from operating activities will be sufficient to meet our working capital needs beyond twelve months, however, there can be no assurance that we will generate cash flow at the levels we anticipate.

Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.

We conduct our goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. For purposes of testing for goodwill impairment, we have one reporting unit. As a result of recent, adverse changes in market conditions from increased competition having negatively affected our order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, we conducted the impairment test as of September 30, 2019. The impairment test was conducted in accordance with Accounting Standards Codification (“ASC”) 360, Impairment and Disposal of Long-Lived Assets for certain long-lived assets including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC 350, Intangibles – Goodwill and Other for the reporting unit’s goodwill. As a result of the ASC 360 and ASC 350 analyses, we recognized a total non-cash pre-tax impairment loss of $191.2 million during the year ended December 31, 2019 to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. See Part II, Item 8, Note 7 – Intangible Assets and Goodwill of this Form 10-K for additional details.

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

Our ability to utilize our net operating loss carryforwards may be delayed or limited.

As of December 31, 2019, we estimate that we had federal and state net operating loss, or NOL, carryforwards of approximately $138.0 million and $106.4 million, respectively. We may use these NOL carryforwards to offset against future taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Code provides an annual limitation with respect to the ability of a corporation to utilize its NOL carryforwards against future U.S. taxable income in the event of an “ownership change,” as defined in Section 382 of the Code.

The Landcadia Business Combination resulted in an ownership change, and we estimate that a majority of our existing NOL carryforwards are subject to the annual limitation under Section 382 of the Code. We have not assessed whether an ownership change has occurred since the Landcadia Business Combination. Issuances or sales of our common stock since the Landcadia Business Combination, including by our large stockholders or certain other transactions involving our stock that are outside of our control, could cause an additional ownership change under Section 382 of the Code, and impose additional limitations on our ability to utilize our NOL carryforwards. Any current or future limitation on the use of NOL carryforwards could, depending on the extent of such limitation, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income than we would be entitled to retain if such limitation did not apply, which could adversely impact our operating results or liquidity.

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

We depend on our executive officers, senior management team and other key operating and technology personnel. We have experienced significant turnover in our senior management over the last year and may not be able to continue to recruit and/or retain the services of executive officers, senior management or other key personnel we need to maintain our competitive position. If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We also anticipate growth in diners and restaurants due to having the benefit of a relationship with our directors Tilman J. Fertitta and Steven L. Scheinthal and Fertitta Entertainment, Inc., Landry’s and other entities or businesses associated with Messrs. Fertitta or Scheinthal. Although we anticipate a great deal of support and benefit from relationships with these individuals or entities, our results of operations could suffer if contractual relationships fail to materialize from these associations, such relationships are terminated or we lose either individual as a director.

We expect to face significant competition from other companies in hiring such personnel, particularly in larger markets to which we may expand. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We plan to continue to base a substantial amount of our operations in Lafayette, Louisiana. It could become difficult to continue to attract or retain to this location key engineering, sales and other talent required to compete with larger competitors whose operations are based in larger cities, where such talent historically may be easier to find. In addition, demographic trends favoring population growth in larger cities and away from smaller cities may make this increasingly difficult. Retaining and attracting key talent is extremely competitive in the high technology industry, particularly in the areas of mobile applications and Internet technology. If we are unable to retain or attract key talent or personnel, our operations could suffer, thereby materially adversely affecting our business.

Major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena would cause significant losses.

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

Changes in food and supply costs are a part of a restaurant’s business. The prices of food, labor, fuel or energy could continue to increase in the near future. Restaurants on our Platforms may be unable to absorb higher costs without raising prices or ceasing operations. Restaurant profitability is dependent on, among other things, a restaurant’s ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses, including labor costs incurred as a result of increases in applicable minimum wage regulation, could impact operating results of restaurants on our Platforms to the extent that such increases cannot be passed along to diners using the Platforms (or otherwise). The impact of inflation on food, labor, and energy costs can significantly affect our profitability if such inflation results in fewer restaurants, diners or orders that occur on the Platforms.

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

The restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, energy costs, consumer perceptions of food safety, weather, traffic patterns, global health crises (like coronavirus), the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. If restaurants on our Platforms cannot adequately pass costs along to diners or otherwise finance or pay for these higher costs, they may cease operations, reduce offerings on the Platforms or otherwise demand lower commissions or diner fees from us, thereby reducing revenue and harming our business.

Acquisitions could disrupt our business, dilute our stockholders and harm our business and results of operations.

As part of our business strategy, we have made acquisitions to add specialized employees and complementary companies, products, and technologies. Although we do not currently have plans to make any material acquisitions, we may do so in the future. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our competitors have large cash reserves and aggressive acquisition strategies, and we may not be able to successfully attract acquisition targets to the same degree as our competitors. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by diners, restaurants, drivers or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company and culture, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our operations.

Our storage, processing and use of data, some of which contains personal information, subjects us to complex and evolving federal and state laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including user privacy, sweepstakes, rewards or coupons, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, e-commerce, competition, protection of minors, consumer protection, taxation, libel, defamation, internet or data usage, and online-payment services. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal and state laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in diner and restaurant growth, orders, retention, or engagement, any of which could adversely affect our business.

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

We have registered the trademark “Waitr,” along with its stylized logo, with the U.S. Patent & Trademark Office. Waiter.com, Inc. sued Waitr Incorporated in 2016 in the United States District Court for the Western District of Louisiana alleging, among other things, trademark infringement based on the use of the name “Waitr.” Although we believe that Waiter.com, Inc.’s lawsuit is baseless, there is a risk that the court could find that our use of the name “Waitr” infringes the rights of Waiter.com, Inc. In such event, the court could award Waiter.com, Inc. significant damages and/or order that we discontinue our use of the name “Waitr.” Any such adverse ruling or finding could materially adversely affect our financial results and operations. Having to use a different name could confuse restaurants and/or diners, resulting in fewer orders.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition and results of operations.

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

The development of alternative non-infringing technology, names or practices could require significant effort and expense or may not be feasible. Our business, financial condition and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

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

None of our employees are currently represented under a collective bargaining agreement; however, we always face the risk that our employees will try to unionize, and if our independent contractors were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board could render decisions or implement rule changes that could significantly affect our business and our relationship with employees, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by our employees could result in increased legal and other associated costs and divert management attention, and if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of our employees could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects because:

•	Restrictive work rules could hamper our efforts to improve and sustain operating efficiency and could impair our service reputation and limit our ability to provide our services;

•	A strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships; and

•	An election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

If our independent contractors are deemed by regulators or judicial process to be our employees, then our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past asserted that independent contractors in certain types of food delivery and/or driving positions are employees of the company for which they are delivering or driving, rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management.

As a public company, we must comply with certain laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of Nasdaq. For example, we have had to:

•	institute a more comprehensive compliance function;

•	comply with rules promulgated by Nasdaq;

•	prepare and distribute periodic public reports in compliance with obligations under the federal securities laws;

•	establish new internal policies, such as those relating to insider trading; and

•	involve and retain to a greater degree outside counsel and accountants in the above activities.

Complying with statutes, regulations and requirements relating to public companies can occupy a significant amount of time of management and significantly increase our costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, our management may not be able to implement programs and policies to comply with such statutes, regulations and requirements in an effective and timely manner.

While we are currently continuing to execute strategic initiatives to realize synergies from the Bite Squad Merger and reduce costs, these initiatives may never be successful, and any failure to achieve projected cost savings may adversely affect our business, financial condition and results of operations.

During the second half of 2019 and into 2020, we executed several initiatives to realize synergies from the Bite Squad Merger and reduce costs. These initiatives included various phases of staff reductions and organizational changes, which included consolidation of operations, support and sales and marketing functions and the discontinuance of the operation of certain under-performing and unprofitable assets. These initiatives are ongoing, and we cannot assure you that we will achieve some or all of the expected benefits of these initiatives. Any such failure may adversely affect our ability to fund our working capital requirements, maintain compliance with our debt covenants and achieve profitability. Furthermore, there can be no assurance that we will have access to financing on terms satisfactory to us, or at all, to alleviate any lack of success in achieving the total annual savings expected.

Risks Related to Ownership of Our Securities

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 6, 2020, we had 76,598,143 shares of common stock outstanding. The registration statement registering our securities issued in connection with the Landcadia Business Combination and Bite Squad Merger became effective on February 14, 2019, and all such securities registered thereby, except for shares of common stock subject to transfer restrictions, are eligible to be sold into the public market, subject to compliance with the Company’s insider trading policy for such parties that are covered thereby. Significant sales of our common stock could cause our share price to decline.

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

On October 11, 2019, Susan Collyns and Scott Fletcher resigned as directors of the Board. On October 14, 2019, we notified Nasdaq that, as a result of the resignations of Susan Collyns and Scott Fletcher from our Board, we are no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. On October 28, 2019, we received two letters from Nasdaq confirming the above non-compliance. We submitted a plan to Nasdaq on December 11, 2019 regarding our steps to regain compliance. The plan was accepted, granting the Company an extension of up to 180 days from October 28, 2019 to regain compliance. We must satisfy the Audit Committee and Compensation Committee requirements by the earlier of (i) our next annual shareholders’ meeting or October 11, 2020 or (ii) if our next annual shareholders’ meeting is held before April 8, 2020, no later than April 8, 2020. While we are working to satisfy the Nasdaq Listing Rules relating to the composition of our Board, Audit Committee and Compensation Committee, including actively searching for qualified candidates to join the Board, such efforts may not be successful.

Additionally, Nasdaq listing requirements include the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. On December 2, 2019, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until June 1, 2020, to regain compliance with the Bid Price Rule. If at any time before June 1, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.

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

We are required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of Nasdaq and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight which increases our operating costs. These requirements also continue to place significant demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems. We have hired, and in the future may hire, additional accounting and financial staff with public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and Nasdaq listing standards;

•	define and expand the roles and the duties of our Board and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions; and

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

We issued Debt Warrants to Luxor Capital in connection with the Debt Facility. The Debt Warrants are currently exercisable for 399,726 shares of our common stock with an exercise price of $12.51 per share. In addition, the Notes are convertible into up to 4,886,625 shares of common stock. The shares of common stock issued upon exercise of the Debt Warrants and conversion of the Notes will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the definitions of Debt Facility, Notes and Luxor Capital and Part II, Item 8, Note 16 – Stockholders’ Equity, for the definition of Debt Warrants.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including but not limited to, if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Charter authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our properties consist of leased facilities for key administrative, operational and technology functions. Our corporate headquarters are located in Lafayette, Louisiana. We consider our current facilities suitable for their purpose and adequate to support our business. Additional information relative to lease obligations is included in Item 7 of Part II of this Form 10-K.

Item 3.  Legal Proceedings

On July 14, 2016, Waiter.com, Inc. filed a lawsuit against Waitr Incorporated, the Company’s wholly-owned subsidiary, in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. A trial date has been set for June 22, 2020. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. Waitr believes that this case lacks merit and that it has strong defenses to the claims and is vigorously defending the suit.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock began trading on Nasdaq under the symbol “WTRH” on November 16, 2018. As of the close of business on March 6, 2020, there were approximately 451 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Prior to the Landcadia Business Combination, Landcadia Holdings, Inc. had 25,000,000 public warrants (the “Public Warrants”) which traded on the over-the-counter markets operated by OTC Markets Group. In the first quarter of 2019, the Company commenced an exchange offer and consent solicitation relating to the Public Warrants. A total of 4,494,889 shares, after adjustments for fractional shares (which were settled in cash in the second quarter of 2019), of the Company’s common stock were issued in exchange for such Public Warrants.

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

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months and year ended December 31, 2019.

Issuer Purchases of Equity Securities

During the three months and year ended December 31, 2019, the Company did not repurchase any of its common stock.

Item 6.  Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial data which is derived from the Company’s audited consolidated financial statements for the respective periods (in thousands, except per share amounts). Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The following table includes the results of operations of Bite Squad from the acquisition date, January 17, 2019, through December 31, 2019.

The following selected financial data is not necessarily indicative of the results of future operations and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and the related notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Certain 2017 expenses have been reclassified to conform to current period presentation. See Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, for further details.

	Years Ended December 31,
$ in thousands, except per share data	2019	2018	2017	2016	2015
REVENUE	$191,675	$69,273	$22,911	$5,650	$340
COSTS AND EXPENSES:
Operations and support	147,759	51,428	20,970	4,785	186
Sales and marketing	52,370	15,695	5,661	1,359	137
Research and development	7,718	3,913	1,586	395	180
General and administrative	56,862	31,148	9,437	4,161	674
Depreciation and amortization	15,774	1,223	723	267	26
Goodwill impairment	119,212	—	—	—	—
Intangible and other asset impairments	73,251	—	584	5	—
Loss on disposal of assets	36	9	33	3	—
TOTAL COSTS AND EXPENSES	472,982	103,416	38,994	10,975	1,203
LOSS FROM OPERATIONS	(281,307)	(34,143)	(16,083)	(5,325)	(863)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	9,408	1,822	283	4,468	91
Interest income	(1,037)	(406)	(2)	(1)	—
(Gain) loss on derivatives	—	(337)	52	(484)	(144)
(Gain) loss on debt extinguishment	—	(486)	10,537	(599)	—
Other expenses (income)	1,547	2	(52)	8	5
NET LOSS BEFORE INCOME TAXES	(291,225)	(34,738)	(26,901)	(8,717)	(815)
Income tax expense (benefit)	81	(427)	6	5	—
NET LOSS	$(291,306)	$(34,311)	$(26,907)	$(8,722)	$(815)
LOSS PER SHARE:
Basic and diluted	$(4.00)	$(2.18)	$(2.69)	$(1.02)	$(0.10)
CASH FLOW DATA:
Net cash used in operating activities	$(73,477)	$(15,842)	$(12,411)	$(4,497)	$(663)
Net cash used in investing activities	(196,576)	(3,761)	(1,874)	(826)	(203)
Net cash provided by financing activities	90,030	224,996	14,947	8,334	1,115
BALANCE SHEET DATA (at end of period):
Total cash	$29,317	$209,340	$3,947	$3,285	N/A
Total assets	178,973	226,552	11,407	7,815	N/A
Total liabilities	156,065	97,061	12,917	1,432	N/A
Total stockholders' equity (deficit)	22,908	129,491	(1,510)	6,383	N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. Waitr does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Waitr operates an online food ordering and delivery platform, connecting local restaurants and diners in cities across the United States. Our strategy is to bring delivery and carryout infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which we operate. On January 17, 2019, we completed the acquisition of Bite Squad, an online food ordering and delivery platform with operations similar to those of Waitr. The consideration for the Bite Squad Merger consisted of $197,255 payable in cash (subject to adjustments), the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock (par value $0.0001), valued at $11.95 per share. Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

The acquisition of Bite Squad expanded our scale and footprint across the United States and resulted in significant increases in Average Daily Orders (as defined below) and revenue for the year ended December 31, 2019 as compared to the same period of 2018 and 2017. Average Daily Orders for the years ended December 31, 2019, 2018 and 2017 were approximately 51,156, 21,860 and 9,315, respectively. Our revenues grew to $191,675 in the year ended December 31, 2019 compared to $69,273 in the year ended December 31, 2018 and $22,911 in the year ended December 31, 2017. As of December 31, 2019, we had approximately 18,000 restaurants on the Platforms across approximately 640 cities.

We started 2019 with a focus on strengthening the business through realization of synergies from the Bite Squad Merger and aligning the teams and cost structure of the combined organization into one set of guiding principles. During the second half of 2019 and into 2020, we executed several initiatives to realize these synergies, implementing various phases of staff reductions and organizational changes, which included consolidation of operations, support and sales and marketing functions and successfully integrating five markets in which Waitr and Bite Squad operations overlapped. We initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. Further, in December 2019 and January 2020, we closed approximately 60 unprofitable, non-core markets, which accounted for 7% of our 2019 revenue. The combination of these initiatives has reduced the Company’s overall cost structure and resulted in improved revenue per order and cash flow and as of March 13, 2020, our cash on hand was approximately $30,500, essentially flat relative to December 2019.

Furthermore, we are in the process of implementing additional strategic initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity. These initiatives include, among other things, new and enhanced service offerings to our restaurant partners (such as priority placement, payment processing and consumer marketing), a continued focus on increasing restaurant supply on the Platforms, as well as an initiative to change to a contract labor model for delivery drivers. The implementation of the contract labor driver model is expected to be complete early in the second quarter of 2020. These initiatives are ongoing and we intend to continue to make changes to drive efficiencies and improve revenue and profitability. We continue to evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses to complement our operating cash flows as we pursue our long-term growth plans.

During the third quarter of 2019, we recognized non-cash impairment charges totaling $191,194 to write down the carrying values of goodwill and intangible assets to their implied fair values. See Part II, Item 8, Note 7 – Intangible Assets and Goodwill for additional details. The write-downs of goodwill and intangible assets were determined using estimates of fair value, which utilize significant inputs and assumptions such as forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, and market-based enterprise value to revenue multiples, among others. Should our estimates or assumptions worsen, or should negative events or circumstances occur, additional impairments may be needed.

Management Changes

On August 8, 2019, Christopher Meaux resigned as Chief Executive Officer of the Company, on September 11, 2019, Joseph Stough resigned as President of the Company and on November 1, 2019, Jeff Yurecko resigned as Chief Financial Officer of the Company. Mr. Meaux continued to serve as Chairman of the Board until March 3, 2020, at which time he was appointed as Vice-Chairman of the Board.

On August 8, 2019, the Board appointed Adam Price to the position of Chief Executive Officer, increased the size of the Board to nine members and appointed Mr. Price as a Class II director. Mr. Price previously had been serving as Chief Operating Officer of the Company. Following Mr. Yurecko’s departure on November 1, 2019, Karl Meche, the Company’s Chief Accounting Officer, assumed the role of principal financial officer. On December 27, 2019, Mr. Price resigned as Chief Executive Officer of the Company and as a member of the Board.

On January 3, 2020, the Board appointed Carl A. Grimstad to the position of Chief Executive Officer of the Company, and a member of the Board. Mr. Grimstad, age 52, is currently the chief manager of C. Grimstad Associates, LLC, a family private investment entity formed in 2006, and the managing partner of GS Capital, LLC, a family private investment company formed in 1995. In 1999, Mr. Grimstad co-founded iPayment Inc. (“iPayment”) and acted as the President of iPayment until 2011, when he became the Chairman and Chief Executive Officer of the company until 2016. On March 3, 2020, the Board appointed Mr. Grimstad as Chairman of the Board.

Nasdaq Compliance

On October 14, 2019, the Company notified Nasdaq that, as a result of the resignations of Susan Collyns and Scott Fletcher from its Board on October 11, 2019, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. We submitted a plan to Nasdaq on December 11, 2019 regarding our steps to regain compliance. The plan was accepted, granting the Company an extension of up to 180 days from October 28, 2019 to regain compliance.

We must satisfy the Audit Committee and Compensation Committee requirements by the earlier of (i) our next annual shareholders’ meeting or October 11, 2020 or (ii) if our next annual shareholders’ meeting is held before April 8, 2020, no later than April 8, 2020. We are committed to satisfying the Nasdaq Listing Rules relating to the composition of our Board, Audit Committee and Compensation Committee and are actively searching for qualified candidates to join our Board.

Additionally, on December 2, 2019, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until June 1, 2020, to regain compliance with the Bid Price Rule. If at any time before June 1, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these consolidated financial statements affect the following items:

•	determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations;
•	variable consideration;
•	other obligations such as product returns and refunds;
•	allowance for doubtful accounts and chargebacks;
•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	depreciation and amortization;
•	equity compensation;

•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets;
•	impairments; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

For a description of our significant accounting policies, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K.

For a description of accounting standards adopted during the year ended December 31, 2019, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Also described in Note 2 are pending standards and their estimated effect on our consolidated financial statements.

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosures in this Form 10-K. In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we have the ability to “opt out” of this extended transition period, we are choosing not to do so. Section 107 of the JOBS Act provides that a decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

In connection with the closing of the Landcadia Business Combination in 2018, Waitr Incorporated’s convertible promissory notes (the “Waitr Convertible Notes”) were either ultimately converted into shares of our post-combination common stock or redeemed for cash. The redemption of the Waitr Convertible Notes for cash resulted in a gain on debt extinguishment of $952, representing the carrying value of the redeemed Waitr Convertible Notes as of the redemption date. In addition, immediately after the consummation of the Landcadia Business Combination, we repaid a line of credit, plus origination fees and accrued interest, resulting in a loss on debt extinguishment of $466, representing the balance of the unamortized debt issuance costs on the date of repayment.

In 2017, we recorded a non-cash loss on debt extinguishment of $10,537 as a result of a Waitr Convertible Notes amendment that modified the conversion ratio, resulting in the application of extinguishment accounting and representing the difference between the fair value of the amended Waitr Convertible Notes and their carrying amount. The conversion and cash redemption of the Waitr Convertible Notes and the exercise of warrants by the lenders under the aforementioned line of credit impacted our statements of operations and stockholders’ equity (deficit) in reporting periods that include the Landcadia Business Combination.

Bite Squad Merger.  The Bite Squad Merger was considered a business combination in accordance with ASC 805, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill. The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019.

In connection with the Bite Squad Merger, we incurred direct and incremental costs through December 31, 2019, of approximately $6,956, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2019. Although we expect the elimination of duplicative costs and other cost synergies over time, we may not achieve this result as quickly as anticipated, resulting in materially higher general and administrative expenses in future periods.

Changes in Fee Structure.  We have made several modifications to our fee structure during the fiscal periods presented in this Form 10-K. Since 2017, our fee structure evolved gradually from a per transaction fee plus a percentage of the food sale amount to one based exclusively on a percentage of the food sale amount. In early 2018, we also established a multi-tier fee structure, allowing restaurants to elect to pay a higher fee rate in lieu of paying a one-time set-up and integration fee. We initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. We continue to review and update our rate structure, as we look to offer new and enhanced value-adding services to our restaurant partners.

The July 2019 modified fee structure was performance-based and tiered such that restaurants with higher sales through the Waitr Platform were subject to a rate at the lower end of the range, whereas restaurants with lower sales through the Waitr Platform were subject to a rate at the upper end of the range. With the introduction of the July 2019 modifications, we discontinued offering fee arrangements with the upfront, one-time setup and integration fee. Upon acceptance of the performance-based fee agreement, in certain cases, the Company waived uncollected portions of the setup and integration fee and refunded portions of previously paid setup and integration fees (see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies) . The changes from the July 2019 modifications resulted in modestly higher revenue per transaction, but also resulted in the loss of approximately 22% of the restaurants on the Waitr Platform. Additionally, the contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, resulted in a cumulative adjustment in the third quarter of 2019 to setup and integration fee revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019. Further, we recognized an $852 impairment loss during the third quarter of 2019 for capitalized contract costs pertaining to or allocable to terminated restaurant contracts.

Goodwill and Intangible Asset Impairments.  During the year ended December 31, 2019, we recognized non-cash impairment charges totaling $191,194 to write down the carrying values of goodwill and intangible assets to their implied fair values, as a result of our annual goodwill impairment analysis, which concluded that the fair value of the reporting unit (the Company) was less than its carrying amount. The primary factor contributing to the decline in fair value of the reporting unit was the negative impacts on the Company’s estimated order volumes and revenue resulting from adverse changes in market conditions from increased competition. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.

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

Acquisition Pipeline.   We actively maintain and evaluate a pipeline of potential acquisitions and may be acquisitive in the future. Potentially significant future business acquisitions may impact the comparability of our results in future periods with those for prior periods.

Key Factors Affecting Our Performance

Efficient Market Expansion and Penetration.   Our continued revenue growth and path to improved cash flow and profitability is dependent on successful penetration of our markets and achieving our targeted scale in current and future markets. Delay or failure in achieving positive market-level operating margins (exclusive of indirect and corporate overhead costs) could adversely affect our working capital, which in turn, could slow our growth plans.

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

Average Order Size. Gross Food Sales for a given period divided by the number of orders during the same period.

	Years Ended December 31,
Key Business Metrics (1)	2019	2018	2017
Active Diners (as of period end)	2,352,007	989,000	419,430
Average Daily Orders	51,156	21,860	9,315
Gross Food Sales (dollars in thousands)	$663,919	$278,833	$121,081
Average Order Size (in dollars)	$36.15	$34.95	$35.61
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees. During a portion of the periods presented in this Form 10-K, we also generated revenue from setup and integration fees collected from certain restaurants to onboard them onto the Platforms (these are recognized on a straight-line basis over the anticipated period of benefit) and subscription fees from restaurants that opt to pay a monthly fee in lieu of a lump sum setup and integration fee. Additionally, we sell gift cards and recognize revenue upon gift card redemption. Revenue also includes fees for restaurant marketing and data services.

Cost and Expenses:

Operations and Support.  Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including drivers, who are mainly full-time and part-time employees and comprised a substantial majority of our employee base at December 31, 2019, as well as city/market managers, restaurant onboarding, photography, and driver logistics personnel, and payment processing costs for customer orders.

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

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt and interest income on cash and money market deposits, as well as (gains)/losses on debt extinguishment and derivatives.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Years Ended December 31,
(in thousands, except percentages (1))	2019	% of Revenue	2018	% of Revenue	2017	% of Revenue
Revenue	$191,675	100%	$69,273	100%	$22,911	100%
Costs and expenses:
Operations and support (2)	147,759	77%	51,428	74%	20,970	92%
Sales and marketing (2)	52,370	27%	15,695	23%	5,661	25%
Research and development	7,718	4%	3,913	6%	1,586	7%
General and administrative (2)	56,862	30%	31,148	45%	9,437	41%
Depreciation and amortization	15,774	8%	1,223	2%	723	3%
Goodwill impairment	119,212	62%	—	0%	—	0%
Intangible and other asset impairments	73,251	38%	—	0%	584	3%
Loss on disposal of assets	36	0%	9	0%	33	0%
Total costs and expenses	472,982	247%	103,416	149%	38,994	170%
Loss from operations	(281,307)	(147%)	(34,143)	(49%)	(16,083)	(70%)
Other expenses (income) and losses (gains), net:
Interest expense	9,408	5%	1,822	3%	283	1%
Interest income	(1,037)	(1%)	(406)	(1%)	(2)	0%
(Gain) loss on derivatives	—	0%	(337)	0%	52	0%
(Gain) loss on debt extinguishment	—	0%	(486)	(1%)	10,537	46%
Other expenses (income)	1,547	1%	2	0%	(52)	0%
Net loss before income taxes	(291,225)	(152%)	(34,738)	(50%)	(26,901)	(117%)
Income tax expense (benefit)	81	0%	(427)	(1%)	6	0%
Net loss	$(291,306)	(152%)	$(34,311)	(50%)	$(26,907)	(117%)

(1)	Percentages may not foot due to rounding
(2)

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total costs and expenses, loss from operations or net loss for the period. See Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Policies of this Form 10-K for further details.

The following is a discussion of the results of operations of the Company for the years ended December 31, 2019 and 2018. Details of results of operations for the year ended December 31, 2017 can be found under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 Annual Report on Form 10-K.

The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part II, Item 8, Note 3 – Business Combinations of this Form 10-K).

Revenue

Revenue increased by $122,402, or 177%, to $191,675 in the year ended December 31, 2019 from $69,273 in the year ended December 31, 2018. The increase was primarily due to the Bite Squad Merger and related increase in transaction volume, as well as continued adoption in existing markets and contribution from markets launched in late 2018 and early 2019.

Additionally, the modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform resulted in modestly higher revenue per transaction, but also resulted in the loss of approximately 22% of the restaurants on the Waitr Platform at that time (Bite Squad restaurants were unaffected, since it had not previously offered the lower rate, upfront fee option to restaurants). The contract modifications and the effect of such modifications on our measure of progress towards the performance obligations, resulted in a cumulative adjustment in the third quarter of 2019 to setup and integration fee revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320.

Average Daily Orders and Gross Food Sales increased in the year ended December 31, 2019 to 51,156 and $663,919, respectively, from 21,860 and $278,833, respectively, in the year ended December 31, 2018. Average Order Size for the year ended December 31, 2019 was $36.15, compared to $34.95 for the year ended December 31, 2018.

Operations and Support

Operations and support expenses increased by $96,331, or 187%, to $147,759 in the year ended December 31, 2019 from $51,428 in the year ended December 31, 2018, due to increased business volume and the inclusion of results of operations from the Bite Squad Merger. As a percentage of revenue, operations and support expenses increased to 77% in 2019 from 74% in 2018.

Sales and Marketing

Sales and marketing expense increased by $36,675, or 234%, to $52,370 in the year ended December 31, 2019 from $15,695 in the year ended December 31, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger, increased digital and traditional advertising spend of approximately $10,219 and increased headcount and sales commissions for business development managers attributable to our entry into and expansion of new and existing new markets. As a percentage of revenue, sales and marketing expense increased to 27% in 2019 from 23% in 2018.

Research and Development

Research and development expense increased by $3,805, or 97%, to $7,718 in the year ended December 31, 2019 from $3,913 in the year ended December 31, 2018, primarily due to the inclusion of results of operations from the Bite Squad Merger and the addition of personnel focused on research and development activities. As a percentage of revenue, research and development expense was 4% for the year ended December 31, 2019 and 6% for the year ended December 31, 2018.

General and Administrative

General and administrative expense increased by $25,714, or 83%, to $56,862 in the year ended December 31, 2019 from $31,148 in the year ended December 31, 2018, due primarily to increased headcount as a result of the Bite Squad Merger, business combination-related professional and other costs, costs associated with reductions in force and departures of certain executives, as well as increased auto liability and workers’ compensation insurance costs related to increased headcount, business volume and loss claims. As a percentage of revenue, general and administrative expense decreased to 30% in 2019 compared to 45% in 2018, primarily due to the corporate synergies associated with the Bite Squad Merger.

Depreciation and Amortization

Depreciation and amortization expense increased to $15,774 in the year ended December 31, 2019 from $1,223 in the year ended December 31, 2018, primarily as a result of the Bite Squad Merger. Depreciation and amortization expense associated with the Bite Squad Merger and related acquired intangible assets totaled $13,488 from the acquisition date through December 31, 2019. Additionally, the increase was also attributable to the increase in restaurants on the Platforms and the corresponding increase in depreciable property and equipment (namely, tablets). As a percentage of revenue, depreciation and amortization expenses increased to 8% in 2019 from 2% in 2018, primarily driven by the amortization of acquired intangible assets from the Bite Squad Merger.

Goodwill Impairment

During the year ended December 31, 2019, we recognized a non-cash goodwill impairment charge of $119,212, as a result of our annual goodwill impairment analysis, which concluded that the fair value of the reporting unit (the Company) was less than its carrying amount. The primary factor contributing to the decline in fair value of the reporting unit was the negative impacts on our estimated order volumes and revenue resulting from adverse changes in market conditions from increased competition. See Part II, Item 8, Note 7 – Intangible Assets and Goodwill for additional details.

Intangible and Other Asset Impairments

The decline in fair value of the reporting unit, described above, resulted in a non-cash intangible asset impairment charge in the year ended December 31, 2019 of $71,982 to write down the carrying value of certain intangible assets to their implied fair values. The impairment charge included the write-offs of capitalized contracts costs of $3,815, customer relationships of $57,295 and developed technology of $10,872. Additionally, during the year ended December 31, 2019, intangible and other asset impairment expense included $852 in impairment charges related to non-recoverable capitalized costs to obtain and fulfill contracts as a result of the termination by certain restaurants of their contracts in connection with the modified fee structure introduced by the Company in July 2019, $83 in impairment charges associated with the cancelation of a grocery delivery service that was part of the GoGoGrocer asset acquisition and $334 of impairment charges related to previously capitalized software development costs.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $9,918 for the year ended December 31, 2019, reflecting $9,408 of interest expense associated with the Term Loans, Notes and promissory notes, a $2,000 accrual for a legal contingency and $1,037 of interest income. Other expenses (income) and losses (gains), net totaled $595 for the year ended December 31, 2018, reflecting $1,822 of interest expense associated with convertible notes, interest income of $406, a $337 gain on derivatives and $486 gain on debt extinguishment. See “Liquidity and Capital Resources” below for definitions of Term Loans and Notes.

Income Tax Expense (Benefit)

Income tax expense was $81 for the year ended December 31, 2019, entirely related to taxes required on gross margins in Texas. Income tax benefit was $(427) for the year ended December 31, 2018, largely due to the reversal of Landcadia Holdings, Inc.’s previously estimated income tax payable, which upon consummation of the Landcadia Business Combination, the Company succeeded to Waitr Incorporated’s net operating loss carryforwards, portions of which can be utilized against current and future taxable income. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Loss

Net loss increased by $256,995, to $291,306 in the year ended December 31, 2019 from $34,311 in the year ended December 31, 2018, for the reasons discussed above.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had cash on hand of approximately $29,317, consisting primarily of cash and money market deposits. As of December 31, 2019, approximately $3,448 of our cash balance was reserved under compensating balance arrangements with our banks, pertaining to an outstanding letter of credit and as collateral under a corporate credit card program. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the Landcadia Business Combination. As of December 31, 2019, we had total outstanding long-term debt of $130,961, consisting of $69,545 of Term Loans, $61,132 of Notes and $284 of promissory notes. Outstanding short-term debt as of December 31, 2019 totaled $3,612. See “Indebtedness” below for additional details of the Term Loans, Notes and promissory notes.

During the second half of 2019 and into 2020, we executed several initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure. These initiatives included the implementation of various staff reductions and organizational changes, which included consolidation of operations, support and sales and marketing functions, and the successful integration of five markets in which Waitr and Bite Squad operations overlapped. We initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. Further, in December 2019 and January 2020, we closed approximately 60 unprofitable, non-core markets. The combination of these initiatives has resulted in improved revenue per order and cash flow and as of March 13, 2020, our cash on hand was approximately $30,500, essentially flat relative to December 2019.

We are in the process of implementing additional strategic initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity. These initiatives include, among other things, new and enhanced service offerings to our restaurant partners (such as priority placement, payment processing and consumer marketing), a continued focus on increasing restaurant supply on the Platforms, as well as an initiative to change to a contract labor model for delivery drivers, the implementation of which we expect to complete early in the second quarter of 2020.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months, however, there can be no assurance that we will generate cash flow at the levels we anticipate. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

Indebtedness

Term Loans under the Debt Facility

On November 15, 2018, Waitr Inc., a Delaware corporation and wholly-owned indirect subsidiary of the Company, as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement on January 17, 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The September 30, 2019 and December 31, 2019 interest payments were paid in-kind, resulting in an aggregate principal amount of the Term Loans at December 31, 2019 of $69,545. For additional details on the Term Loans and the Debt Facility, see Part II, Item 8, Note 9 – Debt, to our consolidated financial statements in this Form 10-K. We believe that we were in compliance with all covenants under the Credit Agreement as of December 31, 2019.

Notes

On November 15, 2018, the Company entered into the Credit Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) in the aggregate principal amount of $60,000 (the “Notes”). The quarterly interest payments due on June 30, September 30 and December 31, 2019, were paid in-kind, resulting in an aggregate principal amount of the Notes at December 31, 2019 of $61,132. For additional details on the Notes, see Part II, Item 8, Note 9 – Debt, to our consolidated financial statements in this Form 10-K. We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of December 31, 2019.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition (see Part II, Item 8, Note 3 – Business Combinations, to our consolidated financial statements in this Form 10-K). The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $215 is included in other current liabilities in the consolidated balance sheet at December 31, 2019.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition (see Part II, Item 8, Note 3 – Business Combinations, to our consolidated financial statements in this Form 10-K). The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $43 is included in other current liabilities in the consolidated balance sheet at December 31, 2019.

Short-Term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of December 31, 2019, $1,834 was outstanding under such loan.

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of December 31, 2019, $1,778 was outstanding under such loan.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A, Risk Factors in this Form 10-K. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(73,477)	$(15,842)	$(12,411)
Net cash used in investing activities	(196,576)	(3,761)	(1,874)
Net cash provided by financing activities	90,030	224,996	14,947

Cash Flows Used In Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was $73,477, compared to $15,842 for the same period in 2018, primarily reflecting an increase in new market launch activities in 2019 relative to 2018. Business combination-related expenses totaled $6,956 and $5,768 for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2018, net cash used in operating activities was $15,842 compared to $12,411 for the year ended December 31, 2017, primarily reflecting the payment of the above referenced business combination-related expenses of $5,768 in 2018.

Cash Flows Used In Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $196,576, consisting primarily of $192,568 for the acquisition of Bite Squad, $1,805 for internally developed software, $695 for the acquisition of intangible assets and $1,636 for the purchase of property and equipment. For the years ended December 31, 2018 and 2017, net cash used in investing activities was $3,761 and $1,874, respectively, consisting primarily of the purchase of property and equipment.

Property and equipment is comprised primarily of computer tablets for restaurants on the Platforms. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are devoted exclusively to the Platforms. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

Cash Flows Provided By Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $90,030, primarily reflecting gross proceeds from the issuance of common stock of $50,002, proceeds from the issuance of Additional Term Loans of $42,080 and $7,875 of proceeds from short-term loans for the Company’s annual insurance premium financing, less $4,179 of equity issuance costs. Payments under short-term loans totaled $4,931 for the year ended December 31, 2019.

For the year ended December 31, 2018, net cash provided by financing activities was $224,996, primarily reflecting net cash assumed from the Landcadia Business Combination of $143,648 and proceeds from the issuance of the Term Loans and Notes of $85,000, less $3,050 of related debt issuance costs. During the year ended December 31, 2018, we borrowed $5,000 under an unsecured line of credit and repaid in full the $5,000 of borrowings. Additionally, we borrowed $2,172 under a short-term loan to finance a portion of our insurance premium obligations and made repayments of $1,514 on such loan during the year ended December 31, 2018. Also included in net cash provided by financing activities for the year ended December 31, 2018 was $1,470 of proceeds related to the issuance of the Waitr Convertible Notes in the first quarter of 2018 and payments of $3,207 for the redemption of certain of the Waitr Convertible Notes in connection with the Landcadia Business Combination.

Net cash provided by financing activities totaled $14,947 for the year ended December 31, 2017, which primarily reflected proceeds from the issuance of Series AA preferred stock in the first quarter of 2017 of $7,224 and proceeds from the issuance of Waitr Convertible Notes of $7,684.

Contractual Obligations and Other Commitments

At December 31, 2019, we had corporate offices in Lake Charles, Louisiana, Lafayette, Louisiana and Minneapolis, Minnesota, as well as smaller offices across the United States. Our office leases expire on various dates through August 2026. We recognize rent expense on a straight-line basis over the relevant lease period.

Our debt and interest payments, future minimum payments under non-cancellable operating leases for equipment and office facilities and workers’ compensation obligation payments were as follows as of December 31, 2019:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
Debt (1)	$—	$130,677	$—	$—	$130,677
Loan agreements (2)	3,902	258	—	—	4,160
Interest due on debt (3)	8,810	16,384	—	—	25,194
Operating lease obligations	1,126	1,608	945	780	4,459
Workers’ compensation liability (4)	178	29	29	404	640
Total	$14,016	$148,956	$974	$1,184	$165,130

(1)	Debt includes amounts due under the Debt Facility and Notes as of December 31, 2019. See Part II, Item 8, Note 9 – Debt of this Form 10-K for additional details.
(2)

Loan agreements include short-term loans to finance certain insurance premiums and promissory notes related to two acquisitions. See Part II, Item 8, Note 9 – Debt of this Form 10-K for additional details.

(3)	Interest due on debt assumes all interest payments are paid in cash. Interest on the Notes assumes no conversion prior to the maturity of the Notes.
(4)

On November 27, 2017, Guarantee Insurance Company (“GIC”), our former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering our outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. Our net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed our outstanding claim as ineligible for coverage and we executed a promissory note in January 2019 for the repayment of the $588 paid by LIGA with respect to our claim. The terms of the promissory note provide for equal monthly payments of $32 over 17 months. As of December 31, 2019, we estimate that we have $478 in additional workers’ compensation liabilities outstanding with respect to the GIC claims, excluding the LIGA promissory note, which we expect will be recognized ratably over approximately 40 years.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of December 31, 2019, we had outstanding interest-bearing long-term debt totaling $130,677, consisting of $69,545 of Term Loans and $61,132 of Notes, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at December 31, 2019. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting should be designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 11.  Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.  Principal Accounting Fees and Services

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following Consolidated Financial Statements, notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the three years in the period ended December 31, 2019

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2019

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2019

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

4.4

Warrant Agreement, dated May 25, 2016, between the Company and Continental Stock Transfer &Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2016).

4.5

Amendment No. 1 to Warrant Agreement, dated as of February 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on February 25, 2019).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

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

10.7

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

10.9

Amendment No. 1 to Credit Agreement, dated as of January 17, 2019, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.10

Amendment No. 2 to Credit Agreement, dated as of May 21, 2019, by and among Waitr Holdings Inc., Luxor Capital, LLC, as a Lender, and Luxor Capital Group, LP, as administrative agent for the Lenders (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 24, 2019).

10.11	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.12

Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.13

Registration Rights Agreement, dated November 15, 2018, by and among the Company and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.14

Form of Registration Rights Agreement by and among Waitr Holdings Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.15

Letter Agreement, dated November 15, 2018, by and among the Company, Luxor Capital Group, LP, Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP. (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.16*

Employment Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.17*

Option Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.18*

Independent Contractor Agreement, dated November 8, 2019, by and between Waitr Inc. and Joseph Stough (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-37788) filed by the Company on November 12, 2019).

10.19*

Offer Letter, dated February 1, 2019, by and between the Company and Damon Schramm (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-37788) filed by the Company on March 14, 2019).

Exhibit No.	Description
10.20*

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

10.22	Form of Lockup Agreement (incorporated by reference to Exhibit 10.19 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.23	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.25*	Waitr Holdings Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.26*

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

10.27*

Letter Agreement, dated May 25, 2016, by and among the Company and Mark Kelly (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2016).

10.28*

Letter Agreement, dated August 23, 2016, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 23, 2016).

10.29*

Letter Agreement, dated May 8, 2017, by and between the Company and Michael S. Chadwick (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2017).

10.30*

Amendment to Letter Agreement, dated as of May 31, 2018, by and among the Company, Jefferies Financial Group Inc., Fertitta Entertainment, Inc., Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal and Nicholas Daraviras (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2018).

10.31*

Amendment to Letter Agreement, dated as of May 31, 2018, by and between the Company and Mark Kelly (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 1, 2018).

10.32*

Amendment to Letter Agreement, dated as of June 11, 2018, by and between the Company and G. Michael Stevens (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2018).

10.33*

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
Karl D. Meche
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2020.

Signature	Title

/s/ Carl A. Grimstad	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Carl A. Grimstad

/s/Karl D. Meche	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Karl D. Meche

/s/ Christopher Meaux	Vice-Chairman of the Board of Directors
Christopher Meaux

/s/ Tilman J. Fertitta	Director
Tilman J. Fertitta

/s/ Jonathan Green	Director
Jonathan Green

/s/ Pouyan Salehi	Director
Pouyan Salehi

/s/ Steven L. Scheinthal	Director
Steven L. Scheinthal

/s/ William Gray Stream	Director
William Gray Stream

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Waitr Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waitr Holdings Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2020

We have served as the Company’s auditor since 2018.

WAITR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$29,317	$209,340
Accounts receivable, net	3,272	3,687
Capitalized contract costs, current	199	1,869
Prepaid expenses and other current assets	8,329	4,548
TOTAL CURRENT ASSETS	41,117	219,444
Property and equipment, net	4,072	4,551
Capitalized contract costs, noncurrent	772	827
Goodwill	106,734	1,408
Intangible assets, net	25,761	261
Other noncurrent assets	517	61
TOTAL ASSETS	$178,973	$226,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$4,384	$1,827
Restaurant food liability	5,612	208
Accrued payroll	5,285	3,055
Short-term loans	3,612	658
Deferred revenue, current	414	3,314
Income tax payable	51	25
Other current liabilities	12,630	4,508
TOTAL CURRENT LIABILITIES	31,988	13,595
Long-term debt	123,244	80,985
Accrued workers’ compensation liability	463	908
Deferred revenue, noncurrent	45	1,356
Other noncurrent liabilities	325	217
TOTAL LIABILITIES	156,065	97,061
Commitment and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 76,579,175 and 54,035,538 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8	5
Additional paid in capital	385,137	200,417
Accumulated deficit	(362,237)	(70,931)
TOTAL STOCKHOLDERS’ EQUITY	22,908	129,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,973	$226,552

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
REVENUE	$191,675	$69,273	$22,911
COSTS AND EXPENSES:
Operations and support	147,759	51,428	20,970
Sales and marketing	52,370	15,695	5,661
Research and development	7,718	3,913	1,586
General and administrative	56,862	31,148	9,437
Depreciation and amortization	15,774	1,223	723
Goodwill impairment	119,212	—	—
Intangible and other asset impairments	73,251	—	584
Loss on disposal of assets	36	9	33
TOTAL COSTS AND EXPENSES	472,982	103,416	38,994
LOSS FROM OPERATIONS	(281,307)	(34,143)	(16,083)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	9,408	1,822	283
Interest income	(1,037)	(406)	(2)
(Gain) loss on derivatives	—	(337)	52
(Gain) loss on debt extinguishment	—	(486)	10,537
Other expenses (income)	1,547	2	(52)
NET LOSS BEFORE INCOME TAXES	(291,225)	(34,738)	(26,901)
Income tax expense (benefit)	81	(427)	6
NET LOSS	$(291,306)	$(34,311)	$(26,907)
LOSS PER SHARE:
Basic and diluted	$(4.00)	$(2.18)	$(2.69)
Weighted average common shares outstanding – basic and diluted	72,404,020	15,745,065	9,995,031

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balances at December 31, 2016	3,413,235	$—	3,301,326	$—	5,131,956	$—	9,688,630	$—	$16,096	$(9,713)	$6,383
Net loss	—	—	—	—	—	—	—	—	—	(26,907)	(26,907)
Stock-based compensation	—	—	—	—	—	—	—	—	1,199	—	1,199
Equity issued in exchange for services	—	—	—	—	—	—	262,964	—	120	—	120
Exercise of stock options	—	—	—	—	—	—	98,586	—	5	—	5
Issuance of stock	—	—	—	—	2,100,528	—	—	—	7,224	—	7,224
Debt premium recorded to equity	—	—	—	—	—	—	—	—	10,444	—	10,444
Conversion of convertible notes to Preferred Seed AA stock	—	—	—	—	32,005	—	—	—	22	—	22
Balances at December 31, 2017	3,413,235	—	3,301,326	—	7,264,489	—	10,050,180	—	35,110	(36,620)	(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(34,311)	(34,311)
Exercise of stock options	—	—	—	—	—	—	562,028	—	97	—	97
Vested Waitr options exchanged for common stock	—	—	—	—	—	—	3,018,553	—	—	—	—
Line of Credit Warrant exercises	—	—	—	—	—	—	37,735	—	380	—	380
2014 Warrants exchanged for common stock	—	—	—	—	—	—	405,884	—	—	—	—
Conversion of preferred stock to common stock	(3,413,235)	—	(3,301,326)	—	(7,264,489)	—	13,979,050	—	—	—	—
Debt Warrants issued in connection with Luxor term loan	—	—	—	—	—	—	—	—	1,569	—	1,569
Conversion of convertible notes to common stock	—	—	—	—	—	—	2,062,354	—	5,360	—	5,360
Waitr shares redeemed for cash	—	—	—	—	—	—	(7,168,303)	—	(71,683)	—	(71,683)
Merger recapitalization (see Note 3)	—	—	—	—	—	—	31,203,841	5	214,853	—	214,858
Stock-based compensation	—	—	—	—	—	—	—	—	9,580	—	9,580
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	3,359	—	3,359
Equity issued in exchange for services	—	—	—	—	—	—	—	—	120	—	120

Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,530	—	1,530
Balances at December 31, 2018	—	—	—	—	—	—	54,035,538	5	200,417	(70,931)	129,491
Net loss	—	—	—	—	—	—	—	—	—	(291,306)	(291,306)
Gain on debt extinguishment	—	—	—	—	—	—	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	496,654	—	4	—	4
Taxes paid related to net settlement on stock-based compensation	—	—	—	—	—	—	(121,874)	—	(811)	—	(811)
Stock-based compensation	—	—	—	—	—	—	—	—	7,238	—	7,238
Equity issued in exchange for services	—	—	—	—	—	—	—	—	120	—	120
Issuance of common stock in connection with Additional Term Loans	—	—	—	—	—	—	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	—	—	—	—	—	—	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	—	—	—	—	—	—	10,591,968	1	126,573	—	126,574
Issuance of common stock	—	—	—	—	—	—	6,757,000	1	46,425	—	46,426
Balances at December 31, 2019	—	$—	—	$—	—	$—	76,579,175	$8	$385,137	$(362,237)	$22,908

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(291,306)	$(34,311)	$(26,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,674	1,206	125
Non-cash advertising expense	397	603	—
Stock-based compensation	7,238	12,939	1,199
Equity issued in exchange for services	120	120	120
Loss on disposal of assets	36	9	33
Depreciation and amortization	15,774	1,223	723
Goodwill impairment	119,212	—	—
Intangible and other asset impairments	73,251	—	584
Amortization of capitalized contract costs	1,637	1,513	589
(Gain) loss on derivatives	—	(337)	52
(Gain) loss on debt extinguishment	—	(486)	10,537
Other non-cash (income) expense	(68)	75	—
Changes in assets and liabilities:
Accounts receivable	2,143	(1,563)	(1,362)
Capitalized contract costs	(4,579)	(2,785)	(1,498)
Prepaid expenses and other current assets	(2,676)	(3,789)	(324)
Accounts payable	1,604	1,580	188
Restaurant food liability	4,475	170	38
Deferred revenue	(4,210)	2,312	1,449
Income tax payable	26	(427)	1
Accrued payroll	1,104	2,105	638
Accrued workers’ compensation liability	(446)	(342)	1,250
Other current liabilities	(3,012)	4,213	154
Other noncurrent liabilities	129	130	—
Net cash used in operating activities	(73,477)	(15,842)	(12,411)
Cash flows from investing activities:
Purchases of property and equipment	(1,636)	(3,750)	(1,769)
Acquisition of Bite Squad, net of cash acquired	(192,568)	—	—
Other acquisitions	(695)	(11)	—
Collections on notes receivable	94	—	—
Internally developed software	(1,805)	—	(105)
Proceeds from sale of property and equipment	34	—	—
Net cash used in investing activities	(196,576)	(3,761)	(1,874)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000	—
Payments on line of credit	—	(5,000)	—
Proceeds from convertible notes issuance	—	1,470	7,684
Repayment of Series 2017 and Series 2018 notes	—	(3,207)	—
Cash received from Landcadia Holdings	—	215,331	—
Waitr shares redeemed for cash	(10)	(71,683)	—
Proceeds from issuance of stock	50,002	—	7,224
Equity issuance costs	(4,179)	—	—
Proceeds from Notes and Term Loans	42,080	85,000	—
Debt issuance costs	—	(3,050)	—
Proceeds from warrant exercises	—	380	—
Proceeds from short-term loans	7,875	2,172	—
Payments on short-term loans	(4,931)	(1,514)	—
Proceeds from exercise of stock options	4	97	5

Taxes paid related to net settlement on stock-based compensation	(811)	—	—
Other proceeds from financing activities	—	—	34
Net cash provided by financing activities	90,030	224,996	14,947
Net change in cash	(180,023)	205,393	662
Cash, beginning of period	209,340	3,947	3,285
Cash, end of period	$29,317	$209,340	$3,947
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$74	$31	$5
Cash earned during the period for interest	969	406	2
Cash paid during the period for interest	3,734	616	158
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in Bite Squad acquisition	$126,574	$—	$—
Stock issued in connection with Additional Term Loans	3,884	—	—
Non-cash gain on debt extinguishment	1,897	—	—
Seller-financed payables related to other acquisitions	868	—	—
Non-cash investments in other acquisitions	868	142	—
Debt assumed in IndiePlate asset acquisition	—	60	—
Bifurcated embedded derivatives	—	87	—
Discount on convertible notes due to beneficial conversion feature	—	1,530	—
Premium on convertible notes	—	—	10,444
Warrants issued	—	1,612	—
Conversion of convertible notes to preferred stock	—	8,681	22

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online food ordering and delivery platform, connecting restaurants and diners in cities across the United States. On January 17, 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), which also operates an online food ordering and delivery platform. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

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

Certain prior period amounts included in the consolidated balance sheets, consolidated statements of cash flows and accompanying notes to the financial statements have been reclassified to conform to the current period’s presentation.

Restaurant Food Liability

All transactions processed through the Bite Squad Platform and certain transactions processed through the Waitr Platform result in the Company receiving all of the transaction proceeds. The Company records as a restaurant food liability the net balance owed to the restaurant, after deducting the commissions and other fees charged to the restaurant. Our restaurant food liability as of December 31, 2018 has been reclassified from other current liabilities to a separate line on the consolidated balance sheet to conform to the current period’s presentation. The Company remits payments to the restaurants twice a month, generally on the 1st and 15th.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and judgments relied upon in preparing these consolidated financial statements affect the following items:

•	determination of the nature and timing of satisfaction of revenue-generating performance obligations and the standalone selling price of performance obligations;
•	variable consideration;
•	other obligations such as product returns and refunds;
•	allowance for doubtful accounts and chargebacks;
•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	depreciation and amortization;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets;
•	impairments; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses since its inception and experienced declines in working capital since early 2019. Throughout 2019, revenue, order growth and cash flow were negatively impacted by changes in market conditions in the online food ordering and delivery industry, particularly increased competition from other national delivery service providers. In addition, with its primary focus on new market expansion, the Company invested heavily in sales and marketing efforts in 2019, further reducing its working capital and liquidity, until the suspension of such efforts in the fourth quarter of 2019. The Company’s working capital and liquid asset (cash on hand) positions as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Working capital	$9,129	$205,849
Liquid assets	29,317	209,340

During the second half of 2019 and through the first quarter of 2020, management has implemented plans to improve the liquidity of the Company, including several initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure. These initiatives included staff reductions in November 2019 and January 2020 and the consolidation of operations, support and sales and marketing functions, as well as the integration of five markets in which Waitr and Bite Squad operations overlapped. Additionally, the Company initiated modifications to its fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of the remaining restaurants on its Platforms, which became effective throughout February 2020. Further, in December 2019 and January 2020, the Company closed approximately 60 unprofitable, non-core markets. The combination of these initiatives has reduced the Company’s overall cost structure and resulted in improved revenue per order and cash flow through February 2020. As of January 31 and February 29, 2020, cash on hand was approximately $30,300 and $29,900, respectively. Additionally, as of March 13, 2020, cash on hand was approximately $30,500, essentially flat relative to December 2019.

Management is in the process of implementing additional initiatives, with a focus on continued improvements to revenue per order, costs per order, cash flow, profitability and liquidity. These initiatives include, among other things, new and enhanced service offerings to restaurant partners (such as priority placement, payment processing and consumer marketing), a continued focus on increasing restaurant supply on the Platforms, as well as an initiative to change to a contract labor model for delivery drivers, the implementation of which is expected to be completed early in the second quarter of 2020.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months, however, there can be no assurance that we will generate cash flow at the levels we anticipate. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, recording any assets acquired and liabilities assumed based on their respective fair values. Any excess of the fair value of merger consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates based on historically similar transactions to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Cash

Cash consists of demand deposits with financial institutions, as well as cash owed to restaurants on the Platforms. The Company has compensating balance arrangements with its financial institutions related to the Company’s corporate credit card program and a letter of credit. As of December 31, 2019, cash supporting an outstanding letter of credit was $3,191 and cash supporting the Company’s credit card program was $257.

Certain restaurants on the Platforms elect to receive their portion of payments collected through the Company’s Platforms less frequently than daily. Upon receipt of the restaurants’ cash, the Company records an offsetting liability. As of December 31, 2019, our restaurant liability was $5,612.

The Company regularly maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk, with respect to these financial institutions, to be minimal.

Accounts Receivable and Allowance for Doubtful Accounts and Chargebacks

Accounts receivable is comprised of setup and integration fees due from restaurants and credit card receivables due from the credit card processor. Credit card payments on orders made through the Platforms are generally remitted to the Company three business days after the transaction resulting from the sale and delivery of food.

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

Leases

The Company accounts for leases under the provisions of ASC Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of December 31, 2019, 2018, and 2017, all of the Company’s material leases were operating leases.

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

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units and restricted stock awards, in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period for awards expected to vest.

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

Forfeiture rate:    The Company elects to recognize actual forfeitures of stock-based awards as they occur in accordance with Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

Embedded Derivatives

ASC Topic 815-15, Embedded Derivatives, requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for, in its entirety, at estimated fair value, with changes in estimated fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and if the same terms on a separate instrument would qualify that instrument as a derivative instrument. Embedded derivatives are measured at fair value and re-measured at each subsequent reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. From time to time, the Company assesses the credit worthiness of its payment processing service provider and restaurants on the Platforms. Credit risk on accounts receivable is minimized through use of a reputable payment processing service provider as well as a diverse group of restaurants dispersed across several geographic areas. The Company has not experienced material losses related to receivables from individual restaurants or groups of restaurants and is not expecting a change from this historical norm, as current economic conditions are relatively stable.

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

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for unlimited delivery, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Transaction fees	$186,189	$65,930	$21,406
Setup and integration fees	5,270	2,882	1,214
Other	216	461	291
Total Revenue	$191,675	$69,273	$22,911

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

During the periods presented in this Annual Report on Form 10-K the Company has received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represent administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and do not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Upfront non-refundable fees were generally due shortly after the contract was executed; however, the Company could provide installment payment options for up to six months. Revenue related to setup and integration fees has historically been recognized ratably over a two-year period.

In July 2019, the Company modified its fee structure with a majority of restaurants on the Waitr Platform. The new, modified fee structure was performance-based and tiered such that restaurants with higher sales through the Waitr Platform were subject to a rate at the lower end of the range, whereas restaurants with lower sales through the Waitr Platform were subject to a rate at the upper end of the range. The performance-based fees became effective for August 2019, upon acceptance of the new agreements by the restaurants. Approximately 22% of the restaurants on the Waitr Platform did not accept the new agreements, resulting in the termination of their contracts (Bite Squad restaurants were unaffected, since it had not previously offered the lower rate, upfront fee option to restaurants). Additionally, with the introduction of the July 2019 modifications, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee. Upon acceptance of the new performance-based fee agreement, in certain cases, the

Company waived uncollected portions of the setup and integration fee and refunded portions of previously paid setup and integration fees.

The contract modifications and the effect of such modifications on our measure of progress towards the performance obligations resulted in accelerated recognition of deferred revenue related to the modified contracts. Included in revenue during the year ended December 31, 2019 is a cumulative adjustment to setup and integration fee revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320. Further, a portion of our capitalized contract costs pertaining to or allocable to terminated restaurant contracts was recognized in the year ended December 31, 2019, resulting in an impairment loss of $852. For additional details, see “Costs to Obtain a Contract with a Customer” and “Costs to Fulfill a Contract with a Customer” below.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized amounted to $657 as of December 31, 2019 and are included on the consolidated balance sheet in other current liabilities.

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

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, we changed our estimate of the useful life of the asset for costs to obtain a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to obtain a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the year ended December 31, 2019.

In connection with the modified fee structure and the related changes in the contract terms, certain restaurants elected to terminate their contracts, resulting in an impairment charge for the portion of capitalized contract costs of obtaining a contract which was deemed to be non-recoverable. The impairment was calculated based on a pro rata allocation of the carrying value of the asset as of July 31, 2019 between the restaurants remaining on the Waitr Platform and those terminating their contracts. The capitalized contract costs allocated to the terminated restaurants totaled $341 and was recognized as an impairment loss during the year ended December 31, 2019 in the consolidated statement of operations. Additionally, during the year ended December 31, 2019, we recognized an impairment loss for deferred costs related to obtaining contracts with restaurants at September 30, 2019 in connection with the Company’s goodwill and intangible asset impairment analysis (see Note 7 – Intangible Assets and Goodwill).

Deferred costs related to obtaining a contract with a customer totaled $701 and $986 as of December 31, 2019 and 2018, respectively, out of which $143 and $679, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $606, $541, and $211 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, we changed our estimate of the useful life of the asset for costs to fulfill a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to fulfill a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the year ended December 31, 2019.

The changes in the terms of the contracts in July 2019 and the related termination of contracts by certain restaurants resulted in a $511 impairment charge for the portion of capitalized contract costs to fulfill a contract that were deemed to be non-recoverable, based on the pro rata allocation described above. Additionally, during the year ended December 31, 2019, we recognized an impairment loss for deferred costs related to fulfilling contracts with restaurants at September 30, 2019 in connection with the Company’s goodwill and intangible asset impairment analysis (see Note 7 – Intangible Assets and Goodwill). The impairment losses were recognized during the year ended December 31, 2019 in the consolidated statement of operations.

Deferred costs related to fulfilling a contract with a customer totaled $270 and $1,710 as of December 31, 2019 and 2018, respectively, out of which $56 and $1,190 was classified as current. Amortization of expense for the costs to fulfill a contract were $1,030, $972, and $378 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. The Company’s tax returns are subject to examination by the various federal and state income-taxing authorities in the normal course of business. Such examinations may result in future assessments of additional tax, interest, and penalties. The Company utilizes a two-step approach in recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company accounts for income taxes related to tax contingencies and recognizes interest and penalties related to tax contingencies in income tax expense in the consolidated statements of operations. The Company has not recorded any tax contingencies as of December 31, 2019 and December 31, 2018.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. In accordance with the Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 using the new corporate income tax rate of 21% instead of the prior statutory rate of 34%. The change in tax rate is effective for taxable income earned beginning on January 1, 2018.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of ASUs, to the FASB’s ASCs.

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these consolidated financial statements. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact that adopting this ASU will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies or adds disclosure requirements regarding fair value measurements. The amendments in this ASU are effective for all entities beginning after December 15, 2019, with amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and narrative description of measurement uncertainty requiring prospective adoption and all other amendments requiring retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2018-13 on its related disclosures and does not expect it to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company has not completed the process of evaluating the effects that will result from adopting ASU 2016-02. The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU 2016-02 is effective for annual periods beginning after December 15, 2020 due to the Company’s emerging growth election under Section 107(b) of the Jumpstart Our Business Startups Act of 2012. The Company therefore has not yet determined the effects that this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures upon adoption of this ASU.

3.   Business Combinations

Bite Squad Merger

On January 17, 2019, the Company completed the acquisition of Bite Squad, a Minnesota limited liability company, pursuant to the Agreement and Plan of Merger, dated as of December 11, 2018 (the “Bite Squad Merger Agreement”), by and among the Company, Bite Squad and Wingtip Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. The transactions contemplated by the Bite Squad Merger Agreement are referred to herein as the “Bite Squad Merger.” Upon consummation of the Bite Squad Merger, Wingtip Merger Sub, Inc. merged with and into Bite Squad, with Bite Squad surviving the merger in accordance with the Minnesota Revised Uniform Limited Liability Act as a wholly-owned, indirect subsidiary of the Company. Founded in 2012 and based in Minneapolis, Bite Squad operated an online food ordering and delivery platform, similar to Waitr’s Platform, through the Bite Squad Platform. The consideration for the Bite Squad Merger consisted of $197,255 payable in cash (subject to adjustments), the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), valued at $11.95 per share. On June 18, 2019, the Company finalized the adjustments contemplated by the Bite Squad Merger Agreement, resulting in the payment of an additional $149 of cash consideration to the Bite Squad members, recorded as additional goodwill. The following represents the total merger consideration:

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

As a result of recent, adverse changes in market conditions from increased competition having negatively affected the Company’s order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, the Company conducted an impairment test as of September 30, 2019, including a fair value analysis of the goodwill and intangible assets acquired in the Bite Squad Merger. See Note 7 – Intangible Assets and Goodwill for further details.

The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss of Bite Squad included in the consolidated statement of operations in the year ended December 31, 2019 totaled approximately $95,079 and $213,497, respectively.

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

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,956, including debt modification expense of $375, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in the year ended December 31, 2019.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2018 are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Net Revenue	$195,961	$152,642
Net Loss	292,419	59,565

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans (see Note 9 - Debt) in connection with the Bite Squad Merger. Acquisition costs and other non-recurring charges incurred are included in the period presented.

Other Acquisitions

During the year ended December 31, 2019, the Company completed three separate acquisitions pursuant to asset purchase agreements dated September 5, 2019, September 27, 2019 and October 1, 2019. The total consideration for the acquisitions amounted to $1,645 and included approximately $545 in cash at closing, $450 payable after integration of systems takes place (ranging from three months to approximately one year), $600 in promissory notes (see Note 9 – Debt) and $50 withheld as indemnity for up to a twelve-month period. On February 13, 2020, one of these asset purchase agreements was amended to lower the integration payment by $100 in exchange for increasing the promissory note by $100.

The transactions were accounted for as business combinations, with the fair values allocated primarily to customer relationships (restaurants and end consumers) and software. The results of operations of the acquired businesses are included in our consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were immaterial to the operations of the Company.

The acquired customer relationship intangible assets were valued at $1,343 and will be amortized on a straight-line basis over 7.5 years and the acquired software was valued at $250 and will be amortized on a straight-line basis over three years. The amortization periods reflect the pattern in which the economic benefits of the acquired assets are consumed (see Note 7 – Intangible Assets and Goodwill).

Landcadia Business Combination

On November 15, 2018, the Company (f/k/a Landcadia Holdings, Inc.) completed the acquisition of Waitr Incorporated (the “Landcadia Business Combination”). Waitr Incorporated began operations in 2014 as a restaurant platform for online food ordering and delivery services. Landcadia Holdings, Inc. was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share). The pro forma information of the Landcadia Business Combination has been excluded as the amounts are not material.

The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Credit card receivables	$2,803	$1,871
Receivables from restaurants and customers	950	1,991
Accounts receivable	$3,753	$3,862
Less: allowance for doubtful accounts and chargebacks	(481)	(175)
Accounts receivable, net	$3,272	$3,687

Additionally, the activity in the allowance for doubtful accounts and chargebacks is as follows (in thousands):

	December 31,	December 31,
	2019	2018
Balance, beginning of the year	$175	$50
Additions to expense	481	128
Write-offs, net of recoveries and other adjustments	(175)	(3)
Balance, end of the year	$481	$175

During the year ended December 31, 2019, the Company recognized the write-off of $797 of accounts receivable for uncollected setup and integration fees as a reduction of setup and integration fee revenue. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional details.

5.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid insurance expense	$5,859	$3,618
Other current assets	2,470	930
Prepaid expenses and other current assets	$8,329	$4,548

6.   Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Computer equipment	$6,052	$4,818
Furniture and fixtures	1,182	668
Leasehold improvements	344	184
Construction in process	—	556
	$7,578	$6,226
Less: Accumulated depreciation	(3,506)	(1,675)
Property and equipment, net	$4,072	$4,551

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

The Company recorded depreciation expense for property and equipment for the years ended December 31, 2019, 2018, and 2017 of $2,048, $1,096, and $499, respectively.

7.   Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad trade name asset, however, is being amortized over its estimated useful life.

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,223	$(4,113)	$(11,795)	$5,315
Trademarks/Trade name/Patents	5,405	(1,725)	—	3,680
Customer Relationships	82,343	(8,199)	(57,378)	16,766
Total	$108,971	$(14,037)	$(69,173)	$25,761

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$1,239	$(536)	$(589)	$114
Trademarks/Trade name/Patents	5	—	—	5
Customer Relationships	142	—	—	142
Total	$1,386	$(536)	$(589)	$261

On January 17, 2019, the Company acquired intangible assets in connection with the acquisition of Bite Squad, including customer relationships of $81,000, trade names valued at $5,400 and developed technology of $18,000. Additionally, during the year ended December 31, 2019, the Company acquired customer relationship intangible assets valued at $1,343 and software valued at $250 in connection with three separate acquisitions. See Note 3 – Business Combinations for additional details.

The Company recorded amortization expense for the years ended December 31, 2019, 2018, and 2017 of $13,726, $127, and $224, respectively.

Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
2020	$6,447
2021	6,421
2022	4,021
2023	2,634
2024	2,634
Thereafter	3,599
Total future amortization	$25,756

Goodwill

The Company’s goodwill balance is as follows as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Balance, beginning of period	$1,408	$1,408
Acquisitions during the period	224,538	—
Impairments during the period	(119,212)	—
Balance, end of period	$106,734	$1,408

The Company recorded $224,538 of goodwill during the year ended December 31, 2019 as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Bite Squad Merger (see Note 3 – Business Combinations). A goodwill impairment charge of $119,212 was recognized during the year December 31, 2019 (see Impairments below). There were no accumulated goodwill impairment charges at December 31, 2018.

Impairments

The Company conducts its goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist. For purposes of testing for goodwill impairment, the Company has one reporting unit. As a result of recent, adverse changes in market conditions from increased competition having negatively affected the Company’s order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, the Company conducted its impairment test as of September 30, 2019. The impairment test was conducted in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets, for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other, for the reporting unit’s goodwill. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350.

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

As a result of the ASC 360 and ASC 350 analyses, the Company recognized a total non-cash pre-tax impairment loss of $191,194 during the year ended December 31, 2019 to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. See below for additional details related to the methodology taken to estimate the fair value for the long-lived assets for purposes of the ASC 360 impairment testing.

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

The total non-cash impairment loss of $191,194 resulting from the ASC 360 and ASC 350 analyses included goodwill and intangible asset impairment losses of $119,212 and $71,982, respectively, which are included in the consolidated statement of operations under the captions “goodwill impairment” and “intangible and other asset impairments,” respectively, during the year ended December 31, 2019. The intangible asset impairment loss of $71,982 included $57,295 for the impairment of customer relationships and $10,872 for the impairment of developed technology. Additionally, $3,815 of capitalized contracts costs, related to future revenue generation that was effectively subsumed in the customer relationship value, were impaired.

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

In July 2019, the Company ceased the operations of a grocery delivery service related to the GoGoGrocer asset acquisition and concluded that the carrying value of the acquired customer relationship asset was non-recoverable, resulting in an impairment loss of $83. The loss is included in intangible and other asset impairments in the consolidated statement of operations in the year ended December 31, 2019. Additionally, intangible and other asset impairments during the year ended December 31, 2019 include impairment losses of $334 for the portion of previously capitalized software that was replaced due to the release of new software developed during 2019.

8.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued advertising expenses	$451	$887
Accrued insurance expenses	949	703
Accrued estimated workers' compensation expenses	2,355	769
Accrued legal contingency	2,000	—
Accrued sales tax payable	681	—
Other accrued expenses	3,469	1,720
Other current liabilities	2,725	429
Total other current liabilities	$12,630	$4,508

9.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Term Loans	$69,545	$25,000
Notes	61,132	60,000
Promissory notes	284	—
	$130,961	$85,000
Less: unamortized debt issuance costs on Term Loans	(5,115)	(2,268)
Less: unamortized debt issuance costs on Notes	(2,602)	(1,747)
Total long-term debt	$123,244	$80,985

Short-term loans	3,612	658
Total outstanding debt	$126,856	$81,643

Maturities of outstanding debt, net of discounts are as follows (in thousands):

Debt Maturity
2020	$3,612
2021	284
2022	122,960
Total debt	$126,856

The following discussion includes a description of the Company’s outstanding debt at December 31, 2019 and 2018. Interest expense related to the Company’s outstanding debt totaled $9,408, $1,822 and $283 for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Debt Facility

On November 15, 2018, Waitr Inc., a Delaware corporation and wholly-owned indirect subsidiary of the Company, as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement on January 17, 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company and will mature on November 15, 2022.

Interest on borrowings under the Debt Facility accrued at a rate of 7.0% per annum prior to the January 17, 2019 amendment to the Credit Agreement. Effective January 17, 2019, interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. The interest payments due on September 30, 2019 and December 31, 2019 were paid-in-kind, resulting in an aggregate principal amount of the Term Loans at December 31, 2019 of $69,545. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 10.46%.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. Pursuant to an amendment to the Credit Agreement on May 21, 2019 in connection with the Company’s underwritten follow-on public offering of common stock (the “Offering”), the $15,000 minimum consolidated liquidity requirement that existed under the Credit Agreement was removed. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of December 31, 2019.

In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock. See Note 16 – Stockholders’ Equity for additional details.

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

The Notes originally had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to an amendment to the Convertible Notes Agreement on May 21, 2019, the interest rate of the Notes was revised to 6.0% (half payable in cash and half as payment-in-kind) and the minimum consolidated liquidity covenant under the Convertible Notes Agreement was removed. Portions of the interest payments due on June 30, 2019, September 30, 2019 and December 31, 2019 were paid in-kind, resulting in an aggregate principal amount of the Notes at December 31, 2019 of $61,132. The revisions in the May 21, 2019 amendments to the Convertible Notes Agreement and Credit Agreement resulted in the application of debt extinguishment accounting (see Debt Extinguishment below).

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

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement and applicable to Waitr Inc. and Intermediate Holdings (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of December 31, 2019.

Debt Extinguishment

To apply the debt extinguishment assessment, management determined that the Term Loans and Notes should be viewed as one instrument, as both are held by the same lender (Luxor Capital, along with the Luxor Entities) before and after the May 21, 2019 amendments and they were amended concurrently. The revisions to the interest rate and the conversion rate in the May 21, 2019 amendment to the Convertible Notes Agreement were deemed substantial, resulting in the application of debt extinguishment accounting. The Company recorded a gain on debt extinguishment of $1,897 based on (a) the difference between the fair value of the amended Notes of $56,894 and the carrying amount of the original Notes of $58,421 on May 21, 2019 and (b) the difference between the fair value of the amended Term Loans of $61,014 and the carrying amount of the original Term Loans of $61,385 on May 21, 2019. Based on management’s determination that the sole lender under the Term Loans and Notes (Luxor Capital, along with the Luxor Entities) is a related party to the Company, in accordance with ASC 470-50, the Company recorded the gain on debt extinguishment as a capital contribution in the consolidated statement of stockholders’ equity. For purposes of calculating net loss per share attributable to common stockholders (see Note 17 – Loss Per Share Attributable to Common Stockholders), the gain on debt extinguishment was added to net loss.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition (see Note 3 – Business Combinations). The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $215 is included in other current liabilities in the consolidated balance sheet at December 31, 2019.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition (see Note 3 – Business Combinations). The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $43 is included in other current liabilities in the consolidated balance sheet at December 31, 2019.

Short-Term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of December 31, 2019, $1,834 was outstanding under such loan.

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of December 31, 2019, $1,778 was outstanding under such loan.

On June 4, 2018, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The loan had a principal amount of $ 2,172, payable in monthly installments, until maturity, and carried an annual interest rate of 3.39%. As of December 31, 2018, $658 was outstanding under such loan. The loan was paid in full on March 21, 2019.

Convertible Promissory Notes

On various dates in 2016, 2017 and 2018, the Company issued convertible promissory notes (the “Series 2016 Notes,” “Series 2017 Notes” and “Series 2018 Notes,” together, the “Waitr Convertible Notes”) to various investors with maturity dates of 24 months from the dates of issuance. The Series 2016 Notes had an aggregate principal amount of $2,043, the Series 2017 Notes had an aggregate principal amount of $7,484, and the Series 2018 Notes had an aggregate principal amount of $2,470, of which $1,410 was received in cash, $1,000 in advertising services receivable, and $60 was debt assumed in the IndiePlate LLC asset acquisition (see Note 6 – Property and Equipment, Net).

The Series 2016 Notes accrued interest at a rate of 9% per annum, and the Series 2017 and Series 2018 Notes accrued interest at a rate of 8% per annum, that was due and payable at maturity, unless otherwise converted prior to maturity. In connection with the Landcadia Business Combination, the Waitr Convertible Notes were either ultimately converted into common stock of the post-combination company or redeemed for cash.

The Company determined that the feature in the Waitr Convertible Notes providing for conversion into shares sold in the next financing at a stated discount, and the ability for holders to redeem their notes at a substantial premium, represented an embedded derivative requiring separate accounting recognition in accordance with subtopic ASC 815-15. The fair value on the date of issuance was recorded as bifurcated embedded derivatives on convertible notes, with an offset to the discount on the convertible note payable. Changes in estimated fair value of the derivatives were reported as gain/loss on derivatives in the consolidated statements of operations (see Note 10 – Derivatives).

On December 15, 2017, the Company amended the Series 2017 Notes to add a substantive conversion feature. The amendments were deemed substantial, resulting in the application of extinguishment accounting. During the year ended December 31, 2017, the Company recorded a loss on debt extinguishment of $10,537 based on the difference between the fair value of the amended convertible promissory notes of $18,308, and the carrying amount of the original Series 2017 Notes of $7,771. In accordance with ASC 470-20, the Company recorded the premium in excess of the fair value of the amended notes over the sum of (i) par, (ii) accrued interest, and (iii) the bifurcated embedded derivatives on convertible notes, or $10,444, to additional paid in capital.

10.   Derivatives

As described in Note 9 — Debt, the Company identified certain embedded derivatives related to contingent requirements to repay its Waitr Convertible Notes at a substantial premium to par. In connection with the Landcadia Business Combination, the Waitr Convertible Notes were either ultimately converted into common stock of the post-combination company or redeemed for cash. These embedded derivatives were carried on the Company’s consolidated balance sheets as bifurcated embedded derivatives on the Waitr Convertible Notes at estimated fair value. Changes in the estimated fair value of the derivatives are reported as gain/loss on derivatives in the accompanying consolidated statements of operations. The embedded derivatives were not designated as hedging instruments.

The amount of (gain) loss recognized in the consolidated statements of operations on derivatives not designated as hedging instruments are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
(Gain) loss on derivatives	$—	$(337)	$52

11.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $4,670 and $2,358 as of January 1, 2019 and January 1, 2018, respectively. The Company recognized $3,062 and $2,883 of setup and integration revenue during the years ended December 31, 2019 and 2018, respectively, which was included in the deferred revenue balances at the beginning of the respective years. Additionally, during the year ended December 31, 2019, the Company recognized a cumulative adjustment to setup and integration revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional details.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, $459 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees. The Company expects to recognize revenue of approximately $414 on these remaining performance obligations over the next 12 months.

12.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The provision for federal and state income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$—	$(477)	$—
State	81	50	6
Deferred	—	—	—
Federal	—	—	—
State	—	—	—
Income tax expense (benefit)	$81	$(427)	$6

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% (34% with respect to 2017) and the amount of income taxes provided for are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax at statutory rate	$(61,077)	$(7,295)	$(9,120)
State income taxes	(7,863)	(995)	(442)
Stock-based compensation	1,418	366	396
Non-deductible expenses	481	125	56
Interest expense	—	48	3,606
Tax credits	(2,410)	(611)	(15)
Change in U.S. tax rates	—	—	2,663
Goodwill and acquired intangibles	8,434	—	—
Other	(1,060)	—	—
Change in valuation allowance	62,158	7,935	2,862
Income tax expense (benefit)	$81	$(427)	$6

On December 22, 2017, the Tax Act was signed into law, resulting in significant modifications to existing tax law. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined.

The Tax Act reduced the corporate statutory income tax rate from 34% to 21%, among other changes. As a result of the Tax Act, the Company revalued its deferred tax assets and liabilities at the 21% corporate income tax rate, which resulted in a tax benefit of $2,663 in the year ended December 31, 2017. The Company included provisional estimates of the income tax effects of the Tax Act in its 2017 financial statements. However, due to the valuation allowance on the Company’s net deferred tax assets, there was no impact on the Company’s income tax expense.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Stock-based compensation	$226	$149
Bad debt reserve	119	44
Charitable contribution carryover	33	22
Unearned revenue	114	1,154
Workers’ compensation reserve	473	277
Deferred rent	80	—
Non-deductible goodwill	21,088	—
Non-deductible other intangibles	14,584	—
Net operating losses	33,357	11,929
Work opportunity tax credit	3,817	767
Interest expense carryforward	2,098	169
Total deferred tax assets	75,989	14,511
Valuation allowance	(75,406)	(13,248)
Net deferred tax assets	583	1,263
Deferred tax liabilities:
Fixed assets	(339)	(572)
Capitalized contract costs	(239)	(666)
Prepaid sponsorship	(5)	(25)
Total deferred tax liabilities	$(583)	$(1,263)
Net deferred tax asset (liability)	$—	$—

A partial valuation allowance of $75,406 and $13,248 has been recorded as of December 31, 2019 and 2018, respectively, as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

The Company has the following net operating loss carryforwards and tax credit carryforwards (in thousands):

	As of December 31,		Beginning Year of Expiration
	2019	2018
Federal net operating losses	$138,001	$48,434	2034
State net operating losses	106,384	40,451	2034
Tax credit carryforwards	3,817	767	2037
Total carryforwards	$248,202	$89,652

Since the Company has net operating losses carrying forward, all of the Company’s federal and state income tax returns, which were filed beginning with the 2014 tax year, are subject to examination by the respective taxing authorities. Additionally, Internal Revenue Code (IRC) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Landcadia Business Combination resulted in a change in ownership for purposes of IRC Section 382. Accordingly, we estimate that a majority of our net operating loss carryforwards will be subject to the annual IRC Section 382 limitation.

13.  Commitments and Contingencies

Lease Commitments

As of December 31, 2019, the Company leases offices in Lake Charles and Lafayette, Louisiana, Minneapolis, Minnesota, as well as smaller offices throughout the United States. The office leases expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that periodically increase. The Company recognizes rent expense on a straight-line basis over the lease term. For the majority of the Company’s lease agreements, the Company may renew its leases at fair value after the initial lease term. The rent expenses for the years ended December 31, 2019, 2018, and 2017 were $726, $423, and $440, respectively. Future minimum lease payments are as follows (in thousands):

Year ended December 31,	Amount
2020	$1,126
2021	968
2022	640
2023	477
2024	468
Thereafter	780
Total minimum lease payments	$4,459

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment relates to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr Platform. The total asserted claim, plus estimated accrued interest and penalties, amounts to approximately $300 at December 31, 2019. We disagree with the MDR’s assertion that our delivery fees are subject to sales tax and that we are liable for such sales taxes. We are in the process of appealing the MDR’s assessment.

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of December 31, 2019 and 2018, the Company had $641 and $1,317, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the year ended December 31, 2019 and $157 of general and administrative expense related to these liabilities during the year ended December 31, 2018.

Legal Matters

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. Waitr believes that this case lacks merit and that it has strong defenses to the claims and is vigorously defending the suit.

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

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities. Waitr is involved in various lawsuits involving claims for personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers its liability for damages, if any, insurance coverage is not guaranteed, and Waitr could suffer material losses as a result of these claims or the denial of coverage for such claims. The Company accrued a $2,000 liability in connection with the above suits. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet at December 31, 2019 and in other expenses in the consolidated statement of operations for the year ended December 31, 2019.

14.   Fair Value Measurement

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments.

During 2018, the Company held certain financial instruments which were required to be measured at fair value on a recurring basis in the consolidated balance sheets, including warrants related to an unsecured line of credit (the “Line of Credit Warrants”) and embedded derivatives on convertible notes (see Note 9 – Debt). The Company determined the fair value of bifurcated embedded derivatives on convertible notes and the Line of Credit Warrants using Level 3 inputs, including expected maturity or conversion date, discount rate, and exercise or strike price. Strike price on the bifurcated embedded derivatives was based on the estimated next financing round price as of the respective valuation date and the contractual terms of the notes, whereby the conversion price was the lower of (i) 80.0% of the next financing round price or (ii) a value based on a contractually-specified value divided by fully diluted stock. Exercise price on the Line of Credit Warrants was based on the contractual terms of the warrants, whereby the exercise price was either (1) $8.022, in the event that closing took place under the Landcadia Merger Agreement, or (2) the price that was eighty percent of the price per share of the Company’s equity securities issued in the next preferred equity financing of at least $10,000. In connection with the Landcadia Business Combination, the Company repaid the unsecured line of credit in full, and the Waitr Convertible Notes were either ultimately converted into shares of post-combination company common stock or redeemed for cash.

Significant increases (decreases) in the discount rate or the forecasted financial information would have resulted in different fair value measurements for the embedded features. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in another.

As of December 31, 2019 and 2018, the Company held no financial instruments required to be measured at fair value on a recurring basis. There have been no transfers between levels during the years presented in the accompanying consolidated financial statements. The beginning and ending balances of net assets and liabilities classified as Level 3, for which a reconciliation is required, are as follows (in thousands):

	As December 31,
	2019	2018
Balance, beginning of the year	$—	$250
Increases/additions	—	87
Reductions/settlements	—	(337)
Balance, end of the year	$—	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis.

On November 15, 2018, the Company estimated the fair value of the Debt Warrants to be approximately $1,569 using the Black-Scholes Model. The inputs used in the calculation primarily represent Level 3 inputs, including a 46% volatility assumption. See Note 16 – Stockholders’ Equity for further discussion of the Debt Warrants.

The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions. See Note 3 – Business Combinations, for further discussion of the fair value of assets and liabilities associated with acquisitions. Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 7 – Intangible Assets and Goodwill, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at September 30, 2019.

In connection with the May 21, 2019 amendments to the Credit Agreement and the Convertible Notes Agreement and the related debt extinguishment accounting (see Note 9 – Debt), the Company estimated the fair values of the amended Term Loans and Notes on such date. On May 21, 2019, the estimated fair values of the Notes and Term Loans were approximately $56,894 and $61,014, respectively. The fair value of the Notes was estimated using a Goldman Sachs convertible bond model, the inputs for which primarily represent Level 3 inputs, including a 54% volatility assumption and an estimated yield of approximately 13.29%. The fair value of the

Term Loans was estimated using a Black-Derman-Toy Lattice Bond Pricing Model, the inputs for which primarily represent Level 3 inputs, including an estimated yield of approximately 10.72%.

15.   Stock-Based Compensation

The Company currently maintains the 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which was approved by the stockholders on November 16, 2018 in connection with the Landcadia Business Combination. The 2018 Incentive Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. A maximum aggregate amount of 5,400,000 shares of the common stock of the Company are reserved for issuance under the 2018 Incentive Plan, with 1,614,018 shares remaining available for issuance as of December 31, 2019. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Effective November 16, 2018, no further grants will be made under the Company’s Amended 2014 Plan.

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

Total compensation expense related to the Amended 2014 Plan and the 2018 Incentive Plan (the “Incentive Plans”) was $7,240, $9,580, and $1,199 for the years ended December 31, 2019, 2018, and 2017, respectively.

Stock Options

The options granted under the Amended 2014 Plan generally vest over a period of approximately four years and have a ten-year exercise term. The options granted under the 2018 Incentive Plan generally vest over a period of three years and have a ten-year exercise term. The options are generally subject to graded vesting whereby twenty-five to thirty-three percent of the options vest on the first anniversary of the issuance start date, and subsequently, the remaining vest ratably each month until 100% of the options are vested or in certain cases the options vest ratably over a three year period on each anniversary of the issuance start date. Once vested, the recipients are allowed to purchase the Company’s common stock at a fixed and specified exercise price that varies depending on the stock options’ strike price.

In connection with the Landcadia Business Combination, all vested, outstanding stock options to purchase Waitr Incorporated common stock under the Amended 2014 Plan, immediately prior to closing, were converted to shares of post-combination company common stock and are included as option exercises in the table of stock option activity below in the year ended December 31, 2018. As a result, all unrecognized compensation cost related to such stock options was recognized. Holders of unvested, outstanding and unexercised stock options to purchase Waitr Incorporated common stock were issued stock options of the Company.

The Company recognized compensation expense for stock options of $1,257, $9,008, and $1,193 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $1,142 of unrecognized compensation cost related to nonvested stock options under the Incentive Plans, with a current weighted average remaining vesting period of approximately 1.95 years.

There were 301,419, 947,966, and 2,650,354 options granted during the years ended December 31, 2019, 2018, and 2017, respectively, under the Incentive Plans.

The fair value of each stock option grant was estimated as of the grant date using an option-pricing model with the following ranges of assumptions and resulting weighted-average fair value per share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted-average fair value at grant	$5.08	$5.06	$3.69
Risk free interest rates	2.53% - 2.58%	2.1% - 3.1%	1.1% - 1.8%
Expected volatility	50.5% - 51.3%	44.6% - 47.03%	40.3% - 48.9%
Expected option life (years)	6.0	0.75 - 6.0	0.5 - 3.0

The stock option activity under the Incentive Plans during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	2,221,912	$0.06	$0.48
Granted	2,650,354	0.86	3.69
Exercised	(109,895)	0.03	0.19
Forfeited	(272,355)	0.21	1.07
Balance, December 31, 2017	4,490,016	$0.53	$2.35
Granted	947,966	5.19	5.06
Modified	(64,329)	1.90	4.06
Exercised	(4,224,983)	0.52	2.39
Forfeited	(267,837)	0.35	1.74
Balance, December 31, 2018	880,833	$5.53	$5.20
Granted	301,419	10.13	5.08
Exercised	(12,040)	0.36	2.95
Forfeited	(650,963)	9.10	5.37
Expired	(73,528)	4.82	4.61
Balance, December 31, 2019	445,721	$3.66	$5.04

The 64,329 of options modified in the above table represent the share conversion to reflect the exchange ratio established in the Landcadia Business Combination (see Note 3 – Business Combinations).

The outstanding stock options, which were fully vested and expected to vest and exercisable are as follows:

	As of December 31,
	2019		2018
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	445,721	220,446	880,833	56,429
Weighted-average remaining contractual term (years)	7.88	7.47	5.60	8.61
Weighted-average exercise price	$3.66	$2.26	$5.53	$0.77
Aggregate Intrinsic Value (in thousands)	$6	$6	$8,905	$586

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2019, 2018 (excluding option exercises related to the Landcadia Business Combination) and 2017 was $52, $5,250 and $593, respectively. Upon exercise, the Company issued new common stock.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)

The Company has granted RSUs and RSAs under the Amended 2014 Plan and the 2018 Incentive Plan. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

Under the Amended 2014 Plan, RSAs were granted under agreements entered into with certain employees in 2014. The RSAs were subject to a continuous employment clause and had an initial vesting period of approximately four years. As of December 31, 2017, there were no remaining nonvested RSAs or related unrecognized compensation cost for RSAs under the Amended 2014 Plan. The Company recorded compensation expense for the RSAs under the Amended 2014 Plan of $6 during the year ended December 31, 2017.

During the year ended December 31, 2018, 550,000 RSAs were granted under the 2018 Incentive Plan to certain employees of the Company and non-employee consultants from Landcadia Holdings, Inc., with an aggregate grant date fair value of $6,567, based on a per share grant date fair value of $11.94. These RSAs were scheduled to vest, in some cases, in three equal installments over a three-year period following the grant date and in other cases, the RSAs vested one year from date of grant. All RSAs were either vested or forfeited as of December 31, 2019.

During the year ended December 31, 2019, 5,004,664 RSUs were granted under the 2018 Incentive Plan to certain employees and board of directors of the Company, with an aggregate grant date fair value of $11,443. The RSU grants to employees vest in various manners, including (i) over a two-year period following grant date, (ii) over a three-year period following grant date and (iii) in other cases, the RSUs vested in full at December 31, 2019. RSU grants to the board of directors typically vest over a one-year period following grant date.

The Company recognized compensation expense for RSUs and RSAs of $5,983 and $572 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $3,666 of unrecognized compensation cost related to nonvested RSUs under the 2018 Incentive Plan, with a current weighted average remaining vesting period of approximately 2.16 years.

The restricted stock award activity under the Incentive Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested at January 1, 2017	260,770	$0.02	0.92
Shares vested	(260,770)	0.02
Nonvested at December 31, 2017	—	—	—
Granted	550,000	11.94
Shares vested	—	—
Nonvested at December 31, 2018	550,000	$11.94	1.78
Granted	5,004,664	2.29
Shares vested	(484,614)	11.75
Forfeitures	(1,887,411)	4.13
Nonvested at December 31, 2019	3,182,639	$1.42	2.16

16.   Stockholders’ Equity

Common Stock

At December 31, 2019 and 2018, there were 249,000,000 shares of common stock authorized and 76,579,175 and 54,035,538 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of December 31, 2019 or December 31, 2018. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At December 31, 2019 and 2018, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of December 31, 2019 or December 31, 2018.

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

Warrants

Public Warrants

Prior to the consummation of the Landcadia Business Combination, Landcadia Holdings, Inc. had 25,000,000 public warrants outstanding (the “Public Warrants”). In the first quarter of 2019, the Company commenced an exchange offer and consent solicitation relating to the Public Warrants. A total of 4,494,889 shares, after adjustments for fractional shares (which were settled in cash in the second quarter of 2019), of the Company’s common stock were issued in exchange for such Public Warrants.

Line of Credit Warrants

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

Debt Warrants

In connection with the Debt Facility, the Company issued to Luxor Capital warrants initially exercisable for 384,615 shares of the Company’s common stock with an exercise price of $13.00 per share (the “Debt Warrants”). The Debt Warrants became exercisable after the consummation of the Landcadia Business Combination and will expire four years from the closing date of the Landcadia Business Combination. The Debt Warrants include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features) and holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants. In connection with the Offering, the down-round provision in the Debt Warrants was triggered and the conversion rate was adjusted. The Debt Warrants are now exercisable for 399,726 shares of the Company’s common stock with an exercise price of $12.51 per share. The effect of the triggered down-round feature on the value of the Debt Warrants was immaterial.

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

The Landcadia Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (see Note 3 – Business Combinations). Accordingly, the weighted average shares outstanding for purposes of the earnings per share calculation for the years ended December 31, 2018 and 2017 have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share).

The calculation of basic and diluted loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss – basic and diluted	$(291,306)	$(34,311)	$(26,907)
Gain on debt extinguishment recorded as a capital contribution (see Note 9)	1,897	—	—
Net loss attributable to participating securities – basic and diluted	—	—	—
Net loss attributable to common stockholders – basic and diluted	$(289,409)	$(34,311)	$(26,907)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	72,404,020	15,745,065	9,995,031
Loss per share – basic and diluted	$(4.00)	$(2.18)	$(2.69)

Excluded from the calculation of weighted-average number of diluted shares outstanding is the effect of the Waitr Convertible Notes, which have historically converted to preferred shares. In connection with the Landcadia Business Combination, we issued Notes which are convertible into shares of the Company’s common stock. See Note 9 – Debt for additional details on the Notes and Waitr Convertible Notes.

The following table includes potentially dilutive common stock equivalents as of December 31, 2019 and 2018. The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2019, 2018, and 2017. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	As of December 31,
	2019	2018
Potentially dilutive securities:
Stock Options	445,721	880,833
Restricted Stock Units	3,182,639	—
Warrants (1)	399,726	25,399,726
Potentially dilutive securities at period end	4,028,086	26,280,559
(1)	Includes 399,726 Debt Warrants as of December 31, 2019 and 2018 and 25,000,000 Public Warrants as of December 31, 2018. See Note 16 – Stockholders’ Equity for additional details on warrants.

18.   Reductions in Force

During 2019, we implemented various phases of reductions in force affecting approximately 400 corporate employees in connection with strategic initiatives to realize synergies from the Bite Squad Merger and to align the combined Company’s cost structure, which included the consolidation of operations, support and sales and marketing functions. The reductions in force resulted in severance charges of approximately $2,504, which are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019.

19.   Nasdaq Non-Compliance

On October 14, 2019, we notified the Nasdaq Stock Market (“Nasdaq”) that, as a result of the resignation of two board members from our Board of Directors (the “Board”) on October 11, 2019, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. We submitted a plan to Nasdaq on December 11, 2019 regarding our steps to regain compliance. The plan was accepted, granting the Company an extension of up to 180 days from October 28, 2019 to regain compliance. We must satisfy the Audit Committee and Compensation Committee requirements by the earlier of (i) our next annual shareholders’ meeting or October 11, 2020 or (ii) if our next annual shareholders’ meeting is held before April 8, 2020, no later than April 8, 2020.

Additionally, on December 2, 2019, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until June 1, 2020, to regain compliance with the Bid Price Rule. If at any time before June 1, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.

20.   Related-Party Transactions

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

On November 15, 2018, in connection with the Landcadia Business Combination, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On May 21, 2019, in connection with the Offering, the Company entered into a second amendment to the Credit Agreement with Luxor Capital and a second amendment to the Convertible Notes Agreement with the Luxor Entities. See Note 9 – Debt for additional details regarding these transactions. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

At the closing of the Landcadia Business Combination, the Company entered into a consulting agreement with Steven L. Scheinthal, a board member of the Company, pursuant to which he received 150,000 restricted shares under the Waitr Holdings Inc. 2018 Omnibus Incentive Plan.