Form 10-Q
period 2020-03-31
Waitr Holdings Inc.
filed 2020-05-07
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of May 5, 2020 was 90,896,555.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$39,376	$29,317
Accounts receivable, net	3,362	3,272
Capitalized contract costs, current	409	199
Prepaid expenses and other current assets	5,083	8,329
TOTAL CURRENT ASSETS	48,230	41,117
Property and equipment, net	3,608	4,072
Capitalized contract costs, noncurrent	1,543	772
Goodwill	106,734	106,734
Intangible assets, net	24,869	25,761
Other noncurrent assets	484	517
TOTAL ASSETS	$185,468	$178,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,082	$4,384
Restaurant food liability	5,021	5,612
Accrued payroll	7,414	5,285
Short-term loans	1,578	3,612
Deferred revenue, current	80	414
Income tax payable	68	51
Other current liabilities	12,125	12,630
TOTAL CURRENT LIABILITIES	31,368	31,988
Long-term debt	125,707	123,244
Accrued workers’ compensation liability	394	463
Deferred revenue, noncurrent	2	45
Other noncurrent liabilities	324	325
TOTAL LIABILITIES	157,795	156,065
Commitment and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 80,807,908 and 76,579,175 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid in capital	392,004	385,137
Accumulated deficit	(364,339)	(362,237)
TOTAL STOCKHOLDERS’ EQUITY	27,673	22,908
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,468	$178,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE	$44,243	$48,032
COSTS AND EXPENSES:
Operations and support	26,365	36,183
Sales and marketing	2,826	10,323
Research and development	1,470	1,940
General and administrative	10,778	18,918
Depreciation and amortization	2,064	4,116
Intangible and other asset impairments	—	18
Loss on disposal of assets	8	5
TOTAL COSTS AND EXPENSES	43,511	71,503
INCOME (LOSS) FROM OPERATIONS	732	(23,471)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	2,914	1,605
Interest income	(60)	(339)
Other income	(37)	(50)
NET LOSS BEFORE INCOME TAXES	(2,085)	(24,687)
Income tax expense	17	62
NET LOSS	$(2,102)	$(24,749)
LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.38)
Weighted average common shares outstanding – basic and diluted	76,884,717	64,525,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,102)	$(24,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	2,396	388
Non-cash advertising expense	—	142
Stock-based compensation	848	2,033
Equity issued in exchange for services	—	30
Loss on disposal of assets	8	5
Depreciation and amortization	2,064	4,116
Intangible and other asset impairments	—	18
Amortization of capitalized contract costs	68	583
Other non-cash income	(12)	—
Changes in assets and liabilities:
Accounts receivable	(90)	(2,883)
Capitalized contract costs	(1,049)	(1,007)
Prepaid expenses and other current assets	3,246	961
Accounts payable	698	(49)
Restaurant food liability	(591)	7,428
Deferred revenue	(378)	347
Income tax payable	17	62
Accrued payroll	2,129	2,168
Accrued workers’ compensation liability	(69)	(176)
Other current liabilities	(155)	(2,093)
Other noncurrent liabilities	(1)	(11)
Net cash provided by (used in) operating activities	7,027	(12,687)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(627)
Acquisition of Bite Squad, net of cash acquired	—	(192,419)
Other acquisitions	(242)	—
Collections on notes receivable	21	22
Internally developed software	(671)	(59)
Proceeds from sale of property and equipment	3	21
Net cash used in investing activities	(959)	(193,062)
Cash flows from financing activities:
Proceeds from issuance of stock	6,584	—
Equity issuance costs	(114)	(600)
Proceeds from Additional Term Loans	—	42,080
Payments on short-term loans	(2,028)	(658)
Proceeds from exercise of stock options	8	1
Taxes paid related to net settlement on stock-based compensation	(459)	(799)
Net cash provided by financing activities	3,991	40,024
Net change in cash	10,059	(165,725)
Cash, beginning of period	29,317	209,340
Cash, end of period	$39,376	$43,615
Supplemental disclosures of cash flow information:
Cash earned during the period for interest	$48	$—
Cash paid during the period for interest	518	1,215
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in Bite Squad acquisition	—	126,573
Stock issued in connection with Additional Term Loans	—	3,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at December 31, 2019	76,579,175	$8	$385,137	$(362,237)	$22,908
Net loss	—	—	—	(2,102)	(2,102)
Exercise of stock options and vesting of restricted stock units	35,990	—	8	—	8
Taxes paid related to net settlement on stock-based compensation	—	—	(459)	—	(459)
Stock-based compensation	—	—	848	—	848
Issuance of common stock	4,192,743	—	6,470	—	6,470
Balances at March 31, 2020	80,807,908	$8	$392,004	$(364,339)	$27,673

Three Months Ended March 31, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at December 31, 2018	54,035,538	$5	$200,417	$(70,931)	$129,491
Net loss	—	—	—	(24,749)	(24,749)
Exercise of stock options	886	—	1	—	1
Taxes paid related to net settlement on stock-based compensation	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	2,033	—	2,033
Equity issued in exchange for services	—	—	30	—	30
Issuance of common stock in connection with Additional Term Loans	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	4,494,889	1	(600)	—	(599)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Balances at March 31, 2019	69,368,381	$7	$331,539	$(95,680)	$235,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion, include all adjustments that are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

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

TABLE_CONTENTS

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

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses since its inception and experienced declines in working capital through 2019, resulting from changes in market conditions in the online food ordering and delivery industry, particularly increased competition from other national delivery service providers. In addition, the Company invested heavily in sales and marketing efforts in 2019, further reducing its working capital and liquidity, until the suspension of such efforts in the fourth quarter of 2019. The Company’s working capital and liquid asset (cash on hand) positions as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Working capital	$16,862	$9,129
Liquid assets	39,376	29,317

Management has continued with its several initiatives, implemented towards the end of fiscal 2019. Our focus on improving revenue per order, cash flow, profitability and liquidity, through reductions of staff in November 2019 and January 2020, modifications to the Company’s fee structure in August 2019 and February 2020, the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020, and the switch to an independent contractor model for delivery drivers have resulted in the positive results for the quarter ended March 31, 2020. Additionally, on March 20, 2020, the Company entered into an open market sale agreement with respect to an at-the-market offering program (see Note 12 – Stockholders’ Equity), pursuant to which the Company sold 4,192,743 shares of common stock during the three months ended March 31, 2020 for net proceeds of approximately $6,470. As of March 31, 2020, cash on hand was $39,376.

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

Impact of COVID-19 on our Business

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K.

We have taken several steps to help protect and support our restaurant partners, diners, drivers and employees during the COVID-19 outbreak, including offering no-contact delivery for all restaurant delivery orders; offering no-contact grocery delivery in select markets; working with restaurant partners to waive diner delivery fees; deploying free marketing programs for restaurants; and providing masks, gloves and hand sanitizer to drivers. We are closely monitoring the impact of the COVID-19 global outbreak and lifting of any restrictions, although there remains significant uncertainty related to the public health situation globally.

Critical Accounting Policies and Estimates

Except as set forth below, there has been no material change to our critical accounting policies and estimates described in the 2019 Form 10-K.

TABLE_CONTENTS

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for unlimited delivery, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Transaction fees	$43,811	$46,968
Setup and integration fees	378	1,022
Other	54	42
Total Revenue	$44,243	$48,032

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

During the three months ended March 31, 2019, the Company received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represented administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and did not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Revenue related to setup and integration fees was historically recognized ratably over a two-year period. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized amounted to $685 as of March 31, 2020 and are included on the unaudited condensed consolidated balance sheet in other current liabilities.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to restaurants. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees were due at inception of the contract; in certain cases, extended payment terms may have been provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $3,272 and $3,687 as of January 1, 2020 and 2019, respectively. At January 1, 2020, accounts receivable was comprised primarily of credit card receivables due from the credit card processor.

Payment terms and conditions on setup and integration fees varied by contract type, although terms typically included a requirement of payment within six months. The Company recorded a contract liability in deferred revenue for the unearned portion of

TABLE_CONTENTS

the upfront non-refundable fee. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentives earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit, which the Company has determined to be five years. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

Deferred costs related to obtaining contracts with restaurants were $1,622 and $701 as of March 31, 2020 and December 31, 2019, respectively, out of which $338 and $143, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $53 and $209 for the three months ended March 31, 2020 and 2019, respectively.

Costs to Fulfill a Contract with a Customer

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over the period of benefit, which the Company has determined to be five years.

Deferred costs related to fulfilling contracts with restaurants were $330 and $270 as of March 31, 2020 and December 31, 2019, respectively, out of which $71 and $56, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $15 and $374 for the three months ended March 31, 2020 and 2019, respectively.

Fair Value Measurements

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. As of March 31, 2020 and December 31, 2019, the Company held no financial instruments required to be measured at fair value on a recurring basis.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions (see Note 3 – Business Combinations).

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASCs.

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies or adds disclosure requirements regarding fair value

TABLE_CONTENTS

measurements. The amendments in this ASU are effective for all entities beginning after December 15, 2019, with amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and narrative description of measurement uncertainty requiring prospective adoption and all other amendments requiring retrospective adoption. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures or the unaudited condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company has not completed the process of evaluating the effects that will result from adopting ASU 2016-02. The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU 2016-02 is effective for annual periods beginning after December 15, 2020 due to the Company’s emerging growth election under Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company therefore has not yet determined the effects that this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures upon adoption of this ASU.

TABLE_CONTENTS

3.   Business Combinations

On January 17, 2019, the Company completed the acquisition of Bite Squad (the “Bite Squad Merger”). Founded in 2012 and based in Minneapolis, Bite Squad operates an online food ordering and delivery platform, similar to Waitr’s Platform, through the Bite Squad Platform. Total merger consideration was $335,858, consisting of $197,404 paid in cash, the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock, par value $0.0001 per share, valued at $11.95 per share.

The Bite Squad Merger was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date, with the excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired recorded as goodwill.

The results of operations of Bite Squad are included in our unaudited condensed financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss attributable to Bite Squad for the three months ended March 31, 2019 totaled approximately $22,915 and $4,584, respectively.

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,949, including debt modification expense of $375, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2019.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2019 are as follows (in thousands):

Three Months Ended
March 31, 2019
Net Revenue	$52,318
Net Loss	26,410

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans (see Note 7 – Debt) in connection with the Bite Squad Merger. Acquisition costs and other non-recurring charges incurred are included in the period presented.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Credit card receivables	$3,254	$2,803
Receivables from restaurants and customers	845	950
Accounts receivable	$4,099	$3,753
Less: allowance for doubtful accounts and chargebacks	(737)	(481)
Accounts receivable, net	$3,362	$3,272

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

TABLE_CONTENTS

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,894	$(4,577)	$(11,795)	$5,522
Trademarks/Trade name/Patents	5,405	(2,177)	—	3,228
Customer Relationships	82,320	(8,823)	(57,378)	16,119
Total	$109,619	$(15,577)	$(69,173)	$24,869

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,223	$(4,113)	$(11,795)	$5,315
Trademarks/Trade name/Patents	5,405	(1,725)	—	3,680
Customer Relationships	82,343	(8,199)	(57,378)	16,766
Total	$108,971	$(14,037)	$(69,173)	$25,761

During the three months ended March 31, 2020, the Company capitalized approximately $671 of software costs related to the development of the Platforms. The estimated useful life of the Company’s capitalized software costs is three years.

The Company recorded amortization expense of $1,540 and $3,635 for the three months ended March 31, 2020 and 2019, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2020	$4,859
2021	6,453
2022	4,610
2023	2,702
2024	2,635
Thereafter	3,605
Total future amortization	$24,864

Goodwill

The Company’s goodwill balance is as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Balance, beginning of period	$106,734	$1,408
Acquisitions during the period	—	224,538
Impairments during the period	—	(119,212)
Balance, end of period	$106,734	$106,734

TABLE_CONTENTS

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued advertising expenses	$159	$451
Accrued insurance expenses	1,210	949
Accrued estimated workers' compensation expenses	2,748	2,355
Accrued legal contingency	2,000	2,000
Accrued sales tax payable	644	681
Accrued incentive compensation	366	—
Other accrued expenses	2,529	3,469
Other current liabilities	2,469	2,725
Total other current liabilities	$12,125	$12,630

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Term Loans	$70,798	$69,545
Notes	61,595	61,132
Promissory notes	352	284
	$132,745	$130,961
Less: unamortized debt issuance costs on Term Loans	(4,662)	(5,115)
Less: unamortized debt issuance costs on Notes	(2,376)	(2,602)
Total long-term debt	$125,707	$123,244

Short-term loans	1,578	3,612
Total outstanding debt	$127,285	$126,856

The following discussion includes a description of the Company’s outstanding debt at March 31, 2020 and December 31, 2019. Interest expense related to the Company’s outstanding debt totaled $2,914 and $1,605 for the three months ended March 31, 2020 and 2019, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Debt Facility

On November 15, 2018, Waitr Inc., a Delaware corporation and wholly-owned indirect subsidiary of the Company, as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement on January 17, 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company and will mature on November 15, 2022. On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement pursuant to which the Company will prepay a portion of the Term Loans in the amount of $12,500 approximately sixty days from May 1, 2020. See Note 16 – Subsequent Events for additional details.

Interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. The interest payments due since September 30, 2019 have been paid in-kind, resulting in an aggregate principal amount of the Term Loans at March 31, 2020 of $70,798. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 10.59%.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are

TABLE_CONTENTS

subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of March 31, 2020.

In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock. See Note 12 – Stockholders’ Equity for additional details.

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

The Notes originally had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to an amendment to the Convertible Notes Agreement on May 21, 2019, the interest rate of the Notes was revised to 6.0% (half payable in cash and half as payment-in-kind). A portion of the interest payments due since June 30, 2019 have been paid in-kind, resulting in an aggregate principal amount of the Notes at March 31, 2020 of $61,595.

The Notes will mature on November 15, 2022, unless earlier converted at the election of the holder. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 7.90%.

The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $12.51 per share. On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement pursuant to which the Luxor Entities will be permitted to convert $12,500 of the Notes, on certain dates, at a specified conversion rate. See Note 16 – Subsequent Events for additional details.

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement and applicable to Waitr Inc. and Intermediate Holdings (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of March 31, 2020.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition. The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $182 is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2020.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition. The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $44 is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2020.

Short-Term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of March 31, 2020, $461 was outstanding under such loan.

TABLE_CONTENTS

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of March 31, 2020, $1,117 was outstanding under such loan.

8.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $459 and $4,670 as of January 1, 2020 and January 1, 2019, respectively. The Company recognized $378 and $1,023 of setup and integration revenue during the three months ended March 31, 2020 and 2019, respectively, which was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, $82 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees. The Company expects to recognize revenue of approximately $80 on these remaining performance obligations over the next 12 months.

9.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $17 and $62 for the three months ended March 31, 2020 and 2019, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of March 31, 2020 and December 31, 2019 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act of 2017. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the quarter.

10.   Commitments and Contingencies

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment relates to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr Platform. The total asserted claim, plus estimated accrued interest and penalties, amounts to approximately $335 at March 31, 2020. We disagree with the MDR’s assertion that our delivery fees are subject to sales tax and that we are liable for such sales taxes. We are in the process of appealing the MDR’s assessment.

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of March 31, 2020 and December 31, 2019, the Company had $476 and $641, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the three months ended March 31, 2020 or 2019.

TABLE_CONTENTS

Legal Matters

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement (the “Motion”) whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, will dismiss the lawsuits against the Company in consideration for the Company issuing 1,556,420 shares of Waitr common stock to be allocated to the Qualified Class Members (as defined in the Motion) pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the Motion and scheduled a fairness hearing for August 19, 2020. The Company accrued a $2,000 liability in connection with the above suits. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2020.

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

11.   Stock-Based Compensation

The Company currently maintains the 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. A maximum aggregate amount of 5,400,000 shares of the common stock of the Company were reserved for issuance under the 2018 Incentive Plan. Additionally, the 2018 Incentive Plan provides for automatic increases in shares reserved for issuance on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of outstanding shares of the Company’s common stock on December 31st of the preceding calendar year. As of March 31, 2020, there were 8,276,470 shares of common stock available for issuance pursuant to the 2018 Incentive Plan, without consideration of the Grimstad Option (defined below under “Stock Options”). The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”).

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

Total compensation expense related to the Amended 2014 Plan and the 2018 Incentive Plan was $848 and $2,033 for the three months ended March 31, 2020 and 2019, respectively.

TABLE_CONTENTS

Stock Options

On January 3, 2020, 9,572,397 stock options were granted under the 2018 Incentive Plan to the Company’s chief executive officer (the “Grimstad Option”), with an aggregate grant date fair value of $2,297. The exercise price of the options is $0.37, and the options will vest 50% on each of the first two anniversaries of the grant date. The options have a five-year exercise term. The fair value of the Grimstad Option was estimated as of the grant date using an option-pricing model with the following assumptions:

Three Months Ended March 31,
2020
Weighted-average fair value at grant	$0.24
Risk free interest rate	1.54%
Expected volatility	100.6%
Expected option life (years)	3.25

The Grimstad Option is not exercisable upon vesting unless the stockholders of the Company shall have approved an amendment to the 2018 Incentive Plan to increase the number of shares of common stock available for award under such plan by an amount at least equal to the number of shares of common stock underlying the Grimstad Option (the “Increase”); provided, however, that if, on any date when Mr. Grimstad wishes to exercise a portion of the Grimstad Option that has vested (an “Exercise Date”), the stockholders of the Company shall not have approved the Increase, the Company shall pay to Mr. Grimstad an amount in cash equal to (A) the number of shares for which the Grimstad Option has vested and for which Mr. Grimstad wishes to exercise the Grimstad Option (the “Exercised Shares”) multiplied by (B) the excess, if any, of (1) the volume weighted average price of the Common Stock during the ten trading day period ending on the trading day prior to such Exercise Date over (2) the exercise price of the Grimstad Option, which amount shall be paid to Mr. Grimstad no later than fifteen days following the applicable Exercise Date, and upon any such payment, the number of shares of Common Stock underlying the Grimstad Option shall be reduced by the number of Exercised Shares.

Restricted Stock Units

During the three months ended March 31, 2020, 562,207 restricted stock units (“RSUs”) were granted to certain employees of the Company pursuant to the 2018 Incentive Plan, with an aggregate grant date fair value of $220.

12.   Stockholders’ Equity

Common Stock

At March 31, 2020 and December 31, 2019, there were 249,000,000 shares of common stock authorized and 80,807,908 and 76,579,175 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of March 31, 2020 or December 31, 2019. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At March 31, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of March 31, 2020 or December 31, 2019.

At-the-Market Offering

On March 20, 2020, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25,000 through Jefferies as its sales agent. The issuance and sale of shares by the Company under the agreement are being made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. During the three months ended March 31, 2020, the Company sold 4,192,743 shares of common stock under the ATM Program at an average price of $1.57 per share, for gross proceeds of $6,584. Net proceeds, after deducting sales commissions, totaled $6,470.

Warrants

In connection with the Debt Facility, the Company issued to Luxor Capital warrants (the “Debt Warrants”) which are currently exercisable for 399,726 shares of the Company’s common stock with an exercise price of $12.51 per share. The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.

TABLE_CONTENTS

13.   Loss Per Share Attributable to Common Stockholders

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

The calculation of basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss – basic and diluted	$(2,102)	$(24,749)
Net loss attributable to participating securities – basic and diluted	—	—
Net loss attributable to common stockholders – basic and diluted	$(2,102)	$(24,749)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	76,884,717	64,525,610
Loss per share – basic and diluted	$(0.03)	$(0.38)

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents as of March 31, 2020 and 2019. The Company generated a net loss attributable to the Company’s common stockholders for the three months ended March 31, 2020 and 2019. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss.

	As of March 31,
	2020	2019
Potentially dilutive securities:
Stock Options	9,893,792	864,318
Restricted Stock Units	3,048,215	199,785
Warrants (1)	399,726	399,726
Potentially dilutive securities at period end	13,341,733	1,463,829

(1)

Includes the Debt Warrants as of March 31, 2020 and 2019. See Note 12 – Stockholders’ Equity for additional details. The Debt Warrants as of March 31, 2019 are presented on an as-adjusted basis to reflect the effect of the down-round feature which was triggered in connection with the Company’s follow-on public offering on May 21, 2019.

14.   Nasdaq Compliance

On October 14, 2019, we notified the Nasdaq Stock Market (“Nasdaq”) that, as a result of the resignation of two board members from our Board of Directors (the “Board”) on October 11, 2019, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. On April 23, 2020, the Board appointed Charles Holzer and Buford Ortale as Class II members of the Board and to the Compensation Committee and Audit Committee of the Board, respectively. As a result of these appointments, the Company has been notified that it is now in compliance with such rules.

Additionally, on December 2, 2019, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2). On April 1, 2020, we received written notice from Nasdaq that because the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days, from March 17, 2020 to March 28, 2020, we regained compliance with Listing Rule 5450(a)(1) and the matter is now closed.

TABLE_CONTENTS

15.   Related-Party Transactions

On November 15, 2018, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On May 21, 2019, in connection with the Offering, the Company entered into a second amendment to the Credit Agreement with Luxor Capital and a second amendment to the Convertible Notes Agreement with the Luxor Entities. See Note 7 – Debt for additional details regarding these transactions. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

16.   Subsequent Events

On April 23, 2020, 3,134,325 RSUs were granted (the “Grimstad RSU Grant”) under the 2018 Incentive Plan to Mr. Grimstad, with an aggregate grant date fair value of $3,542. The Grimstad RSU Grant vests in full in the event of a Corporate Change, as defined in Mr. Grimstad’s employment agreement with the Company (the “Employment Agreement”), subject to his continuous employment with the Company through the date of a Corporate Change; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason (as defined therein) or he is terminated by the Company for reason other than Misconduct (as defined therein) prior to a Corporate Change.

Additionally, on April 23, 2020, the Company entered into a performance bonus agreement with the Mr. Grimstad (the “Bonus Agreement”). Pursuant to the Bonus Agreement, upon the occurrence of a Corporate Change (as defined in the Employment Agreement) in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason (as defined in the Employment Agreement) or the Company terminates his employment other than for Misconduct (as defined in the Employment Agreement), Mr. Grimstad will be entitled to receive the Bonus provided the Corporate Change occurs on or before January 3, 2022.

During the period from April 1 through May 1, 2020, the Company sold 10,069,562 shares of common stock under the ATM Program at an average price of $1.16 per share, for gross proceeds of $11,730. Net proceeds, after deducting sales commissions, totaled $11,554.

On May 1, 2020, the Company entered into an amendment and restatement of the open market sale agreement associated with its March 20, 2020 ATM Program, with respect to an at-the-market offering program (the “May 2020 ATM Program”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30,000 through Jefferies as its sales agent. The issuance and sale of shares by the Company under the amended and restated agreement are being made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. As of May 5, 2020, there were no sales of the Company’s common stock pursuant to the May 2020 ATM Program. Upon entering into the May 2020 ATM Program, the Company terminated the prior ATM Program, with approximately $6,686 out of an aggregate $25,000 remaining unsold.

On May 1, 2020, the Company, Waitr Inc., Intermediate Holdings, the lenders party thereto and Luxor Capital entered into a Limited Waiver and Conversion Agreement (the “Agreement”), pursuant to which the lenders under the Credit Agreement agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering. In consideration of the prepayment waiver, the Company agreed that, regardless of whether any shares of the Company’s common stock are actually sold in the May 2020 ATM Offering, (i) the Company will prepay a portion of the Term Loans in the amount of $12,500 on the date that is 60 days after the Effective Date (as defined in the Agreement) and (ii) the lenders under the Notes will be permitted to convert a portion of the outstanding principal amount of the Notes in the amount of $12,500 into shares of the Company’s common stock at a conversion rate of 746.269 shares of the Company’s common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020, the date immediately preceding the date of the Agreement), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. The converted shares will be subject to a customary lock-up for a period of 45 days.

TABLE_CONTENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and with the audited consolidated financial statements included in the Company’s 2019 Form 10-K filed with the SEC on March 16, 2020. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs and expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2019 Form10-K (Part I, Item 1A, Risk Factors), and in our subsequent quarterly reports (Part II, Item 1A. Risk Factors):

•	general economic and business risks affecting our industry that are largely beyond our control;
•	our limited operational history and development risks associated with the development of any new business;
•	failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms;
•	loss of restaurants on the Platforms, including due to changes in our fee structure;
•	declines in our delivery service levels or lack of increases in business for restaurants;
•	inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•	failure of restaurants in our networks to maintain their service levels;
•	seasonality and the impact of inclement weather;
•	inability to grow at historical growth rates or achieve profitability;
•	inability to manage growth and meet demand;
•	economic downturns or other events (such as the scope, scale and duration of the impact of COVID-19, or similar widespread health/pandemic outbreaks);
•	prioritization of experience of restaurants and diners over short-term profitability;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	potential liability and expenses for legal claims;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by our diners, drivers or restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	the highly competitive and fragmented nature of our industry;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	inability to attract diners and convert them into Active Diners (as defined under Key Business Metrics below) making orders in a cost-effective manner;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	driver shortages and increases in driver compensation;
•	major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena;
•	increases in food, labor, fuel and other costs;
•	plans to make acquisitions;
•	expectations regarding any potential issuance of securities under the May 2020 ATM Program and anticipated use of any future proceeds from the May 2020 ATM Program;
•	federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters;

TABLE_CONTENTS

•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	our use of open source software;
•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees;
•	failure of our independent contract drivers to meet our contractual obligations or otherwise perform in a manner consistent with our requirements;
•	determination by regulators or judicial process that our independent contractors are our employees;
•	requirements of being a public company;
•	changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages;
•	risks related to the Bite Squad Merger; and
•	the impact of the COVID-19 pandemic, including the potential recession or further financial market corrections resulting from the spread of COVID-19.

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

At March 31, 2020, we had approximately 16,000 restaurants, in over 600 cities, on the Platforms. Average Daily Orders for the three months ended March 31, 2020 and 2019 were approximately 37,576 and 57,253, respectively, and revenue was $44,243 and $48,032 for the three months ended March 31, 2020 and 2019, respectively.

During the first quarter of 2020, we continued implementing various initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity. One of the major initiatives we successfully implemented, which is now complete, was switching to an independent contractor model for delivery drivers. Additionally, we finalized modifications to our fee structure, continued to make operational improvements through the consolidation of operations, support and sales and marketing functions and offered new and enhanced service offerings to our restaurant partners. The implementation of these initiatives, combined with the proceeds from the sales of the Company’s common stock pursuant to the at-the-market offering launched on March 20, 2020, have resulted in increases in our working capital and liquid assets as of March 31, 2020. We continue to evaluate additional opportunities to further strengthen our liquidity position, fund growth initiatives and/or combine with other businesses to complement our operating cash flows as we pursue our long-term growth plans. On May 1, 2020, we launched a second at-the-market offering program, as further discussed under “Liquidity and Capital Resources” below.

COVID-19 Update

In March 2020, as the COVID-19 pandemic became more widespread in the U.S., we launched several initiatives to help protect and support our restaurant partners, diners, drivers and employees during these unprecedented times, including offering no-contact delivery for all restaurant delivery orders; offering no-contact grocery delivery in select markets; working with restaurant partners to waive diner delivery fees; deploying free marketing programs for restaurants; and providing masks, gloves and hand sanitizer to drivers. Additionally, in early April 2020, we expanded our delivery areas to further support our restaurant partners and diners. We have experienced a significant increase in the number of new independent contractor driver applications, providing us the capacity to satisfy additional delivery and carryout demand from restaurant partners and diners.

We have thus far been able to operate effectively during the COVID-19 pandemic. In early March 2020, we initially experienced declines in order volumes over an approximate three-week period, as restaurant and diner routines were disrupted by state-mandated

TABLE_CONTENTS

stay-at-home orders and business closures. In mid-to-late-March, however, we began to experience steady improvements in our order volumes, with Average Daily Orders for April exceeding first quarter 2020 volumes by approximately 19%.

The potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak closely.

Nasdaq Compliance

On October 14, 2019, the Company notified Nasdaq that, as a result of the resignations of two board members from its Board on October 11, 2019, the Company was no longer in compliance with the requirements of Nasdaq Listing Rule 5605 to have (i) a Board comprised of a majority of independent directors, (ii) an Audit Committee comprised of at least three members who satisfy certain criteria and (iii) a Compensation Committee comprised of at least two members who satisfy certain criteria. On April 23, 2020, the Board appointed Charles Holzer and Buford Ortale as Class II members of the Board and to the Compensation Committee and Audit Committee of the Board, respectively. As a result of these appointments, the Company has been notified that it is now in compliance with such rules.

Additionally, on December 2, 2019, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2). On April 1, 2020, we received written notice from Nasdaq that because the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days, from March 17, 2020 to March 28, 2020, we regained compliance with Listing Rule 5450(a)(1) and the matter is now closed.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these condensed consolidated financial statements affect the following items:

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

Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2019 Form 10-K.

TABLE_CONTENTS

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the three months ended March 31, 2020. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

Changes in Fee Structure.   Since 2017, our fee structure evolved gradually from a per transaction fee plus a percentage of the food sale amount to one based exclusively on a percentage of the food sale amount. In early 2018, we also established a multi-tier fee structure, allowing restaurants to elect to pay a higher fee rate in lieu of paying a one-time set-up and integration fee. Additionally, we initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. We continue to review and update our rate structure, as we look to offer new and enhanced value-adding services to our restaurant partners.

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

TABLE_CONTENTS

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

Key Business Metrics

Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

Active Diners.   We count Active Diners as the number of diner accounts from which an order has been placed through the Platforms during the past twelve months (as of the end of the relevant period) and consider Active Diners an important metric because the number of diners using our Platforms is a key revenue driver and a valuable measure of the size of our engaged diner base.

Average Daily Orders.   We calculate Average Daily Orders as the number of orders during the period divided by the number of days in that period. Average Daily Orders is an important metric for us because the number of orders processed on our Platforms is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our Platforms for a given period.

Gross Food Sales.   We calculate Gross Food Sales as the total food and beverage sales, sales taxes, prepaid gratuities, and diner fees processed through the Platforms during a given period. Gross Food Sales are different than the order value upon which we charge our fee to restaurants, which excludes gratuities and diner fees. Prepaid gratuities, which are not included in our revenue, are determined by diners and may differ from order to order. Gratuities other than prepaid gratuities, such as cash tips, are not included in Gross Food Sales. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platforms is a key revenue driver.

Average Order Size.   We calculate Average Order Size as Gross Food Sales for a given period divided by the number of orders during the same period. Average Order Size is an important metric for us because the average value of food sales on our Platforms is a key revenue driver.

	Three Months Ended March 31,
Key Business Metrics (1)	2020	2019
Active Diners (as of period end)	2,186,640	2,215,326
Average Daily Orders	37,576	57,253
Gross Food Sales (dollars in thousands)	$133,513	$170,403
Average Order Size (in dollars)	$39.05	$35.86
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

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

Cost and Expenses:

Operations and Support.   Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including drivers, as well as city/market managers, restaurant onboarding, photography, and driver logistics personnel, and payment processing costs for customer orders.

Sales and Marketing.   Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for sales and sales support personnel, including restaurant business development managers, marketing

TABLE_CONTENTS

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended March 31,
(in thousands, except percentages (1))	2020	% of Revenue	2019	% of Revenue
Revenue	$44,243	100%	$48,032	100%
Costs and expenses:
Operations and support	26,365	60%	36,183	75%
Sales and marketing	2,826	6%	10,323	21%
Research and development	1,470	3%	1,940	4%
General and administrative	10,778	24%	18,918	39%
Depreciation and amortization	2,064	5%	4,116	9%
Intangible and other asset impairments	—	0%	18	0%
Loss on disposal of assets	8	0%	5	0%
Total costs and expenses	43,511	98%	71,503	149%
Income (loss) from operations	732	2%	(23,471)	(49%)
Other expenses (income) and losses (gains), net:
Interest expense	2,914	7%	1,605	3%
Interest income	(60)	0%	(339)	(1%)
Other income	(37)	0%	(50)	0%
Net loss before income taxes	(2,085)	(5%)	(24,687)	(51%)
Income tax expense	17	0%	62	0%
Net loss	$(2,102)	(5%)	$(24,749)	(52%)

(1)	Percentages may not foot due to rounding

Revenue

Revenue decreased by $3,789, or 8%, to $44,243 in the three months ended March 31, 2020 from $48,032 in the three months ended March 31, 2019, primarily as a result of increased competition in our markets and the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020 and partially offset by improved revenue per order from modifications made to the Company’s fee structure initiated in January 2020. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations).

TABLE_CONTENTS

Average Daily Orders and Gross Food Sales decreased in the three months ended March 31, 2020 to 37,576 and $133,513, respectively, from 57,253 and $170,403, respectively, in the three months ended March 31, 2019, also largely attributable to the aforementioned market closures. Average Order Size increased in the three months ended March 31, 2020 to $39.05 from $35.86 in the three months ended March 31, 2019, primarily due to an increase in diner fees implemented in the first quarter of 2020.

Operations and Support

Operations and support expense decreased by $9,818, or 27%, to $26,365 in the three months ended March 31, 2020 from $36,183 in the three months ended March 31, 2019. As a percentage of revenue, operations and support expense decreased to 60% in the three months ended March 31, 2020 from 75% in the same period in 2019. The decreases are primarily the result of the implementation of initiatives to realize synergies from the Bite Squad Merger, including staff reductions and the consolidation of operations and support functions, as well as the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020.

Sales and Marketing

Sales and marketing expense decreased by $7,497, or 73%, to $2,826 in the three months ended March 31, 2020 from $10,323 in the three months ended March 31, 2019, primarily as a result of decreased advertising spend of approximately $4,758 as well as staff reductions and the consolidation of sales and marketing functions in the second half of 2019 and early 2020. As a percentage of revenue, sales and marketing expense decreased to 6% in the three months ended March 31, 2020 from 21% in the three months ended March 31, 2019, reflecting the lower advertising spend in the first quarter of 2020.

Research and Development

Research and development expense decreased by $470, or 24%, to $1,470 in the three months ended March 31, 2020 from $1,940 in the three months ended March 31, 2019, primarily due to increased software development activities during the first quarter of 2020, the costs for which were capitalized. As a percentage of revenue, research and development expense was 3% and 4%, respectively, in the three months ended March 31, 2020 and 2019.

General and Administrative

General and administrative expense decreased by $8,140, or 43%, to $10,778 in the three months ended March 31, 2020 from $18,918 in the three months ended March 31, 2019. General and administrative expense for the three months ended March 31, 2019 included $6,949 of business combination-related professional and other costs associated with the Bite Squad Merger. The decrease in general and administrative expense during the three months ended March 31, 2020 was also due to decreased stock-based compensation expenses. As a percentage of revenue, general and administrative expense decreased to 24% in the three months ended March 31, 2020 compared to 39% in the three months ended March 31, 2019, primarily due to the above mentioned business combination expenses in the first quarter of 2019 as well as corporate synergies associated with the Bite Squad Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2,052, or 50%, to $2,064 in the three months ended March 31, 2020 compared to $4,116 in the three months ended March 31, 2019, primarily as a result of the write-down of the carrying value of intangible assets to their implied fair values in September 2019 in connection with the Company’s goodwill impairment analysis. As a percentage of revenue, depreciation and amortization expense decreased to 5% in the three months ended March 31, 2020 from 9% in the three months ended March 31, 2019.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $2,817 in the three months ended March 31, 2020 primarily reflecting $2,860 of interest expense associated with the Term Loans and Notes and $60 of interest income. Other expenses (income) and losses (gains), net, totaled $1,216 in the three months ended March 31, 2019, primarily reflecting $1,594 of interest expense associated with the Term Loans and Notes and $339 of interest income.

Income Tax Expense

Income tax expense was $17 and $62 in the three months ended March 31, 2020 and 2019, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

TABLE_CONTENTS

Net Loss

Net loss decreased by $22,647, to $2,102 in the three months ended March 31, 2020 from $24,749 in the three months ended March 31, 2019 for the reasons discussed above.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had cash on hand of approximately $39,376, consisting primarily of cash and money market deposits. As of March 31, 2020, approximately $3,191 of our cash balance was reserved under a compensating balance arrangement with our bank, pertaining to an outstanding letter of credit. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the business combination with Landcadia Holdings, Inc. in November 2018. As of March 31, 2020, we had total outstanding long-term debt of $132,745, consisting of $70,798 of Term Loans, $61,595 of Notes and $352 of promissory notes. Outstanding short-term debt as of March 31, 2020 totaled $1,578. See “Indebtedness” below for additional details of the Term Loans, Notes and promissory notes.

During the first quarter of 2020, we continued implementing various initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity, which included, among other things, a shift to an independent contractor model for delivery drivers, modifications to our fee structure, operational improvements through the consolidation of operations, support and sales and marketing functions and new and enhanced service offerings to our restaurant partners. Additionally, on March 20, 2020, we entered into an open market sale agreement with respect to an at-the-market offering program (see Part I, Item 1, Note 12 – Stockholders’ Equity), pursuant to which we sold 4,192,743 shares of common stock during the three months ended March 31, 2020 for net proceeds of approximately $6,470. From April 1 through May 1, 2020, we sold an additional 10,069,562 shares of common stock under the ATM Program for net proceeds of approximately $11,554.

On May 1, 2020, we entered into an amendment and restatement of the open market sale agreement associated with our original ATM Program, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 (see Part I, Item 1, Note 16 – Subsequent Events). Upon entering into the May 2020 ATM Program, the Company terminated the prior ATM Program, with approximately $6,686 out of an aggregate $25,000 remaining unsold. We intend to use the net proceeds from the at-the-market offering programs for working capital and general corporate purposes, including the repayment of debt. As of May 5, 2020, the Company had not sold any shares of common stock pursuant to the May 2020 ATM Program.

Additionally, on May 1, 2020, we, Waitr Inc., Intermediate Holdings, the lenders party thereto and Luxor Capital entered into the Agreement, pursuant to which the lenders under the Credit Agreement agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering. In consideration of the prepayment waiver, we agreed that, regardless of whether any shares of our common stock are actually sold in the May 2020 ATM Offering, (i) we will prepay a portion of the Term Loans in the amount of $12,500 on the date that is 60 days after the Effective Date (as defined in the Agreement) and (ii) the lenders under the Notes will be permitted to convert a portion of the outstanding principal amount of the Notes in the amount of $12,500 into shares of our common stock at a conversion rate of 746.269 shares of common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020, the date immediately preceding the date of the Agreement), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. The converted shares will be subject to a customary lock-up for a period of 45 days.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months, however, there can be no assurance that we will generate cash flow at the levels we anticipate. We expect to continue to utilize our May 2020 ATM Program, if conditions allow, to support our ongoing working capital requirements. We may also use a portion of the net proceeds to repay our debt or to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current commitments or agreements with respect to any acquisitions as of the date of this filing. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, Waitr has been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic on the economy and on Waitr’s business, in particular, may be difficult to assess or predict.

TABLE_CONTENTS

Indebtedness

Term Loans under the Debt Facility

On November 15, 2018, Waitr Inc. entered into the Credit Agreement, which provides for a senior secured first priority term loan in the aggregate principal amount of $67,080. Interest payments due on the Term Loans since September 30, 2019 have been paid in-kind, resulting in an aggregate principal amount of the Term Loans at March 31, 2020 of $70,798. For additional details, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We believe that we were in compliance with all covenants under the Credit Agreement as of March 31, 2020.

Notes

On November 15, 2018, the Company entered into the Convertible Notes Agreement, pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $60,000. A portion of the quarterly interest payments due since June 30, 2019 were paid in-kind, resulting in an aggregate principal amount of the Notes at March 31, 2020 of $61,595. For additional details on the Notes, see Part I, Item 1, Note 7 – Debt, to our unaudited condensed consolidated financial statements in this Form 10-Q. We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of March 31, 2020.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition. The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $182 is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2020.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition. The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $44 is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2020.

Short-Term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $5,032, payable in monthly installments, until maturity. The loan matures on April 1, 2020 and carries an annual interest rate of 4.08%. As of March 31, 2020, $461 was outstanding under such loan

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of March 31, 2020, $1,117 was outstanding under such loan.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2019 Form 10-K and in our subsequent quarterly reports on Form 10-Q. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

TABLE_CONTENTS

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$7,027	$(12,687)
Net cash used in investing activities	(959)	(193,062)
Net cash provided by financing activities	3,991	40,024

Cash Flows Provided By (Used In) Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $7,027, compared to net cash used in operating activities of $12,687 for the three months ended March 31, 2019, primarily reflecting the effects of the implementation of various initiatives aimed at improving costs and profitability. Additionally, operating activities during the three months ended March 31, 2019 included the payment of business combination-related expenses of $6,949.

Cash Flows Used In Investing Activities

For the three months ended March 31, 2020 and 2019, net cash used in investing activities was $959 and $193,062, respectively. Investing activities included the purchase of property and equipment of $70 and $627 for the three months ended March 31, 2020 and 2019, respectively, and costs associated with internally developed software of $671 and $59 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, investing activities also included of $192,419 for the acquisition of Bite Squad.

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

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $3,991, primarily reflecting $6,470 of net proceeds from the sales of common stock under the ATM Program and $2,028 of payments on short-term loans. For the three months ended three months ended March 31, 2019, net cash provided by financing activities was $40,024, primarily reflecting proceeds from the issuance of the Additional Term Loans of $42,080 and $658 of payments on short-term loans.

Contractual Obligations and Other Commitments

As of the date of the filing of this Form 10-Q, there have been no significant changes to the Company’s total contractual obligations disclosed in the 2019 Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of March 31, 2020, we had outstanding interest-bearing long-term debt totaling $132,393, consisting of $70,798 of Term Loans and $61,595 of Notes, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at March 31, 2020. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

TABLE_CONTENTS

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 14, 2016, Waiter.com, Inc. filed a lawsuit against Waitr Incorporated, the Company’s wholly-owned subsidiary, in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. The trial date has been postponed to August 2020. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement (the “Motion”) whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, will dismiss the lawsuits against the Company in consideration for the Company issuing 1,556,420 shares of Waitr common stock to be allocated to the Qualified Class Members (as defined in the Motion) pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the Motion and scheduled a fairness hearing for August 19, 2020.

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

Item 1A. Risk Factors

The following updates the Risk Factors included in the 2019 Form 10-K. Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2019 Form 10-K.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

In December 2019, an outbreak of a new strain of coronavirus, COVID-19, began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K.

We have taken several steps to help protect and support our restaurant partners, diners, drivers and employees during the COVID-19 outbreak, including offering no-contact delivery for all restaurant delivery orders; offering no-contact grocery delivery in select markets; working with restaurant partners to waive diner delivery fees; deploying free marketing programs for restaurants; and providing masks, gloves and hand sanitizer to drivers. We are closely monitoring the impact of the COVID-19 global outbreak and lifting of any restrictions, although there remains significant uncertainty related to the public health situation globally.

TABLE_CONTENTS

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

TABLE_CONTENTS

Item 6. Exhibits

Exhibit No.	Description

10.1

Open Market Sale Agreement dated March 20, 2020, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on March 20, 2020).

10.2	Offer Letter, dated January 26, 2019, by and between Waitr Holdings Inc. and Simon Lee.

10.3

Employment Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.4

Option Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.5	Employment Agreement, dated August 30, 2019, by and between Waitr Holdings Inc. and Damon Schramm.

10.6	Separation Agreement and General Release, dated April 28, 2020, by and between Waitr Holdings Inc. and Damon Schramm.

10.7

Limited Waiver and Conversion Agreement, dated as of May 1, 2020, by and among Waitr Holdings Inc., Waitr Inc., Waitr Intermediate Holdings, LLC, the Lenders party thereto and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 7, 2020).

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

TABLE_CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2020	By:	/s/ Karl D. Meche
Karl D. Meche
Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)