Form 10-Q
period 2020-06-30
Waitr Holdings Inc.
filed 2020-08-06
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of August 4, 2020 was 110,075,737.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$66,702	$29,317
Accounts receivable, net	6,121	3,272
Capitalized contract costs, current	546	199
Prepaid expenses and other current assets	5,506	8,329
TOTAL CURRENT ASSETS	78,875	41,117
Property and equipment, net	3,398	4,072
Capitalized contract costs, noncurrent	1,978	772
Goodwill	106,734	106,734
Intangible assets, net	23,941	25,761
Other noncurrent assets	454	517
TOTAL ASSETS	$215,380	$178,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Current portion of Term Loans	$12,500	$—
Accounts payable	5,335	4,384
Restaurant food liability	5,528	5,612
Accrued payroll	5,020	5,285
Short-term loans	2,094	3,612
Deferred revenue, current	47	414
Income tax payable	85	51
Other current liabilities	13,923	12,630
TOTAL CURRENT LIABILITIES	44,532	31,988
Long-term debt	103,311	123,244
Accrued workers’ compensation liability	346	463
Deferred revenue, noncurrent	—	45
Other noncurrent liabilities	499	325
TOTAL LIABILITIES	148,688	156,065
Commitment and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 102,382,511 and 76,579,175 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	10	8
Additional paid in capital	420,368	385,137
Accumulated deficit	(353,686)	(362,237)
TOTAL STOCKHOLDERS’ EQUITY	66,692	22,908
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,380	$178,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$60,506	$51,342	$104,749	$99,374
COSTS AND EXPENSES:
Operations and support	30,547	39,698	56,912	75,881
Sales and marketing	2,740	15,339	5,566	25,662
Research and development	1,167	2,149	2,637	4,089
General and administrative	10,094	12,380	20,872	31,298
Depreciation and amortization	2,075	4,824	4,139	8,940
Intangible and other asset impairments	29	—	29	18
Loss on disposal of assets	3	10	11	15
TOTAL COSTS AND EXPENSES	46,655	74,400	90,166	145,903
INCOME (LOSS) FROM OPERATIONS	13,851	(23,058)	14,583	(46,529)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	2,490	2,190	5,404	3,795
Interest income	(21)	(241)	(81)	(580)
Other expense (income)	712	(123)	675	(173)
NET INCOME (LOSS) BEFORE INCOME TAXES	10,670	(24,884)	8,585	(49,571)
Income tax expense (benefit)	17	(32)	34	30
NET INCOME (LOSS)	$10,653	$(24,852)	$8,551	$(49,601)
INCOME (LOSS) PER SHARE:
Basic	$0.11	$(0.32)	$0.10	$(0.70)
Diluted	$0.10	$(0.32)	$0.09	$(0.70)
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	95,053,207	72,416,614	85,968,962	68,492,911
Weighted average common shares outstanding – diluted	105,951,232	72,416,614	91,769,460	68,492,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$8,551	$(49,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense	4,453	1,079
Non-cash advertising expense	—	310
Stock-based compensation	1,450	4,552
Equity issued in exchange for services	—	60
Loss on disposal of assets	11	15
Depreciation and amortization	4,139	8,940
Intangible and other asset impairments	29	18
Amortization of capitalized contract costs	183	1,250
Other non-cash income	(22)	—
Changes in assets and liabilities:
Accounts receivable	(2,849)	(1,734)
Capitalized contract costs	(1,736)	(2,346)
Prepaid expenses and other current assets	2,823	(3,932)
Accounts payable	951	(592)
Restaurant food liability	(84)	6,399
Deferred revenue	(414)	(151)
Income tax payable	34	(25)
Accrued payroll	(265)	4,113
Accrued workers’ compensation liability	(117)	(305)
Other current liabilities	1,650	(2,441)
Other noncurrent liabilities	174	40
Net cash provided by (used in) operating activities	18,961	(34,351)
Cash flows from investing activities:
Purchases of property and equipment	(381)	(990)
Acquisition of Bite Squad, net of cash acquired	—	(192,568)
Other acquisitions	(290)	—
Collections on notes receivable	36	53
Internally developed software	(1,335)	(155)
Proceeds from sale of property and equipment	7	23
Net cash used in investing activities	(1,963)	(193,637)
Cash flows from financing activities:
Waitr shares redeemed for cash	—	(10)
Proceeds from issuance of stock	22,944	50,002
Equity issuance costs	(359)	(4,175)
Proceeds from Additional Term Loans	—	42,080
Proceeds from short-term loans	1,906	5,032
Payments on short-term loans	(3,415)	(658)
Proceeds from exercise of stock options	39	3
Taxes paid related to net settlement on stock-based compensation	(728)	(799)
Net cash provided by financing activities	20,387	91,475
Net change in cash	37,385	(136,513)
Cash, beginning of period	29,317	209,340
Cash, end of period	$66,702	$72,827
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$—	$30
Cash earned during the period for interest	43	—
Cash paid during the period for interest	951	2,715
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in Bite Squad acquisition	—	126,574
Conversion of convertible notes to stock	11,888	—
Stock issued in connection with Additional Term Loans	—	3,884
Non-cash gain on debt extinguishment	—	1,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2020	80,807,908	$8	$392,004	$(364,339)	$27,673
Net income	—	—	—	10,653	10,653
Exercise of stock options and vesting of restricted stock units	433,303	—	57	—	57
Taxes paid related to net settlement on stock-based compensation	—	—	(296)	—	(296)
Stock-based compensation	—	—	602	—	602
Stock issued for conversion of Notes	9,222,978	1	11,888	—	11,889
Issuance of common stock	11,918,322	1	16,113	—	16,114
Balances at June 30, 2020	102,382,511	$10	$420,368	$(353,686)	$66,692

Six Months Ended June 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2019	76,579,175	$8	$385,137	$(362,237)	$22,908
Net income	—	—	—	8,551	8,551
Exercise of stock options and vesting of restricted stock units	469,293	—	65	—	65
Taxes paid related to net settlement on stock-based compensation	—	—	(755)	—	(755)
Stock-based compensation	—	—	1,450	—	1,450
Stock issued for conversion of Notes	9,222,978	1	11,888	—	11,889
Issuance of common stock	16,111,065	1	22,583	—	22,584
Balances at June 30, 2020	102,382,511	$10	$420,368	$(353,686)	$66,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2019	69,368,381	$7	$331,539	$(95,680)	$235,866
Net loss	—	—	—	(24,852)	(24,852)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	8,713	—	2	—	2
Stock-based compensation	—	—	2,519	—	2,519
Equity issued in exchange for services	—	—	30	—	30
Public Warrants exchanged for common stock	—	—	(10)	—	(10)
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at June 30, 2019	76,134,094	$8	$382,402	$(120,532)	$261,878

Six Months Ended June 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2018	54,035,538	$5	$200,417	$(70,931)	$129,491
Net loss	—	—	—	(49,601)	(49,601)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	9,599	—	3	—	3
Taxes paid related to net settlement on stock-based compensation	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	4,552	—	4,552
Equity issued in exchange for services	—	—	60	—	60
Issuance of common stock in connection with Additional Term Loans	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at June 30, 2019	76,134,094	$8	$382,402	$(120,532)	$261,878

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

Liquidity and Capital Resources

The Company sustained losses from its inception through the first quarter of 2020 and experienced declines in working capital through 2019, resulting from changes in market conditions in the online food ordering and delivery industry, particularly increased competition from other national delivery service providers. In addition, the Company invested heavily in sales and marketing efforts in 2019, further reducing its working capital and liquidity, until the suspension of such efforts in the fourth quarter of 2019.

Management implemented several initiatives in late fiscal 2019, into 2020, with a focus on improving revenue per order, cash flow, profitability and liquidity. These initiatives, which included reductions of staff in November 2019 and January 2020, modifications to the Company’s fee structure in August 2019 and February 2020, the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020, and the switch to an independent contractor model for delivery drivers, have resulted in the positive results for the six months ended June 30, 2020. Additionally, in March and May 2020, the Company entered into open market sale agreements with respect to at-the-market offering programs, pursuant to which the Company sold 16,111,065 shares of common stock during the six months ended June 30, 2020 for net proceeds of approximately $22,584 (see Note 12 – Stockholders’ Equity). As of June 30, 2020, cash on hand was $66,702.

The Company’s working capital and liquid asset (cash on hand) positions as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Working capital	$34,343	$9,129
Liquid assets	66,702	29,317

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

TABLE_CONTENTS

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for unlimited delivery, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transaction fees	$60,422	$50,227	$104,233	$97,195
Setup and integration fees	36	1,081	414	2,103
Other	48	34	102	76
Total Revenue	$60,506	$51,342	$104,749	$99,374

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

During the six months ended June 30, 2019, the Company received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represented administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and did not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Revenue related to setup and integration fees was historically recognized ratably over a two-year period. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee.

The Company sells gift cards on the Bite Squad Platform and recognizes revenue upon gift card redemption. Gift cards that have not yet been utilized amounted to $754 as of June 30, 2020 and are included on the unaudited condensed consolidated balance sheet in other current liabilities.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to restaurants. The Company records a receivable when it has an unconditional right to the consideration. Setup and integration fees were due at inception of the contract; in certain cases, extended payment terms may have been provided for up to six months and are included in accounts receivable. The opening balance of accounts receivable, net was $3,272 and $3,687 as of January 1, 2020 and 2019, respectively. At January 1, 2020, accounts receivable was comprised primarily of credit card receivables due from the credit card processor. Accounts receivable, net at June 30, 2020 totaled $6,121 and was also comprised primarily of receivables from the credit card processor.

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

Deferred costs related to obtaining contracts with restaurants were $2,051 and $701 as of June 30, 2020 and December 31, 2019, respectively, out of which $443 and $143, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $94 and $242 for the three months ended June 30, 2020 and 2019, respectively, and $147 and $451 for the six months ended June 30, 2020 and 2019, respectively.

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

Deferred costs related to fulfilling contracts with restaurants were $473 and $270 as of June 30, 2020 and December 31, 2019, respectively, out of which $103 and $56, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $20 and $425 for the three months ended June 30, 2020 and 2019, respectively, and $35 and $799 for the six months ended June 30, 2020 and 2019, respectively.

Stock-Based Compensation

The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized in our statement of operations ratably over the course of the requisite service period and is recorded in either operations and support, sales and marketing, research and development, or general and administrative expense, depending on the department of the recipient. In the case of an award pursuant to which a performance condition must be met for the award to vest, no stock-based compensation cost is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of change. Because of the non-cash nature of share-based compensation, it is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows.

Earnings Per Share

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

Fair Value Measurements

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. As of June 30, 2020 and December 31, 2019, the Company held no financial instruments required to be measured at fair value on a recurring basis.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions (see Note 3 – Business Combinations).

TABLE_CONTENTS

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards will be initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement will be based on an estimate of the fair value of the equity instruments to be issued. ASU 2018-07 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period for which financial statements have not been issued or made available for issuance but not before an entity adopts ASC 606. As an emerging growth company, the Company will not be subject to the requirements of ASU 2018-07 until December 31, 2020. The Company’s adoption of this ASU will not have a material impact on the unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in ASC 480. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. Part II of ASU 2017-11 does not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. As an emerging growth company, the Company will not be subject to the requirements of ASU 2017-11 until December 31, 2020. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019,

TABLE_CONTENTS

including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company will no longer qualify as an emerging growth company on December 31, 2021 and will be subject to the requirements of ASU 2016-13 on January 1, 2021. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. In June 2020, the FASB issued ASU No. 2020-05, which amends the effective date of ASU No. 2016-02 to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. The Company will no longer qualify as an emerging growth company on December 31, 2021, and as a result, the relief granted under ASU 2020-05 will not apply and ASU No. 2016-02 is now effective for the Company on January 1, 2021. The Company has not yet completed the process of evaluating the effects that will result from adopting ASU 2016-02.

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

The results of operations of Bite Squad are included in our unaudited condensed financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss attributable to Bite Squad for the three months ended June 30, 2019 totaled approximately $26,147 and $7,368, respectively, and for the six months ended June 30, 2019 totaled approximately $49,062 and $11,951, respectively.

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

Six Months Ended
June 30, 2019
Net Revenue	$103,660
Net Loss	51,262

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

TABLE_CONTENTS

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Credit card receivables	$6,277	$2,803
Receivables from restaurants and customers	345	950
Accounts receivable	$6,622	$3,753
Less: allowance for doubtful accounts and chargebacks	(501)	(481)
Accounts receivable, net	$6,121	$3,272

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

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$22,556	$(5,065)	$(11,823)	$5,668
Trademarks/Trade name/Patents	5,405	(2,627)	—	2,778
Customer Relationships	82,320	(9,447)	(57,378)	15,495
Total	$110,281	$(17,139)	$(69,201)	$23,941

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,223	$(4,113)	$(11,795)	$5,315
Trademarks/Trade name/Patents	5,405	(1,725)	—	3,680
Customer Relationships	82,343	(8,199)	(57,378)	16,766
Total	$108,971	$(14,037)	$(69,173)	$25,761

During the six months ended June 30, 2020, the Company capitalized approximately $1,335 of software costs related to the development of the Platforms. The estimated useful life of the Company’s capitalized software costs is three years.

The Company recorded amortization expense of $1,562 and $4,310 for the three months ended June 30, 2020 and 2019, respectively, and $3,102 and $7,945 for the six months ended June 30, 2020 and 2019, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2020	$3,794
2021	6,663
2022	4,371
2023	2,834
2024	2,635
Thereafter	3,639
Total future amortization	$23,936

TABLE_CONTENTS

Goodwill

The Company’s goodwill balance is as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Balance, beginning of period	$106,734	$1,408
Acquisitions during the period	—	224,538
Impairments during the period	—	(119,212)
Balance, end of period	$106,734	$106,734

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued advertising expenses	$82	$451
Accrued insurance expenses	2,049	949
Accrued estimated workers' compensation expenses	2,016	2,355
Accrued legal contingency	2,000	2,000
Accrued sales tax payable	622	681
Accrued incentive compensation	746	—
Other accrued expenses	3,592	3,469
Other current liabilities	2,816	2,725
Total other current liabilities	$13,923	$12,630

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Term Loans	$59,573	$69,545
Notes	49,645	61,132
Promissory notes	288	284
	$109,506	$130,961
Less: unamortized debt issuance costs on Term Loans	(4,434)	(5,115)
Less: unamortized debt issuance costs on Notes	(1,761)	(2,602)
Total long-term debt	$103,311	$123,244

Current portion of Term Loans	12,500	—
Short-term loans	2,094	3,612
Total outstanding debt	$117,905	$126,856

The following discussion includes a description of the Company’s outstanding debt at June 30, 2020 and December 31, 2019. Interest expense related to the Company’s outstanding debt totaled $2,490 and $2,190 for the three months ended June 30, 2020 and 2019, respectively, and $5,404 and $3,795 for the six months ended June 30, 2020 and 2019, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Limited Waiver and Conversion Agreement

On May 1, 2020, the Company, Waitr Inc., Intermediate Holdings, the lenders party thereto and Luxor Capital entered into a Limited Waiver and Conversion Agreement (the “Waiver and Conversion Agreement”), pursuant to which the lenders under the Credit Agreement agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering (as defined in Note 12 – Stockholders’ Equity). In consideration of the prepayment waiver, the Company agreed that, regardless of whether any shares of the Company’s common stock were actually sold in the May 2020 ATM Offering, (i) the Company would prepay a portion of the Term Loans in the amount of $12,500 on the date that is sixty days after the Effective Date (as defined in the Waiver and Conversion

TABLE_CONTENTS

Agreement) and (ii) the lenders under the Notes would be permitted to convert a portion of the outstanding principal amount of the Notes in the amount of $12,500 into shares of the Company’s common stock at a conversion rate of 746.269 shares of the Company’s common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020, the date immediately preceding the date of the Waiver and Conversion Agreement), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. See Debt Facility and Notes below for definitions of certain capitalized terms included above and details on the prepayment of the Term Loans and conversion of Notes.

The Company evaluated the amendments in the Waiver and Conversion Agreement under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

Debt Facility

On November 15, 2018, Waitr Inc., a Delaware corporation and wholly-owned indirect subsidiary of the Company, as borrower, entered into the Credit and Guaranty Agreement, dated as of November 15, 2018 (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital Group, LP (“Luxor Capital”), as administrative agent and collateral agent, the various lenders party thereto, Waitr Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate Holdings”) and wholly-owned direct subsidiary of the Company, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement on January 17, 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company.

Interest on borrowings under the Debt Facility accrues at a rate of 7.125% per annum, payable quarterly, in cash or, at the election of the borrower, as a payment-in-kind. The interest payments due since September 30, 2019 have been paid in-kind and added to the aggregate principal balance. The aggregate principal amount of the Term Loans at June 30, 2020 totaled $72,073. Of this amount, $12,500 associated with the payment pursuant to the Waiver and Conversion Agreement was classified as current in the unaudited condensed consolidated balance sheet at June 30, 2020. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 10.59%.

See Note 15 – Subsequent Events for additional details on the $12,500 Term Loan payment and on an additional payment on the Term Loans in connection with an amendment to the Credit Agreement on July 15, 2020, pursuant to which adjustments were made to the interest rate and maturity date of the Term Loans.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of June 30, 2020.

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

The Notes originally had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to an amendment to the Convertible Notes Agreement on May 21, 2019, the interest rate of the Notes was revised to 6.0% (half payable in cash and half as payment-in-kind). A portion of the interest payments due since June 30, 2019 have been paid in-kind and added to the aggregate principal balance. During the three months ended June 30, 2020, in connection with the Waiver and Conversion Agreement, Luxor converted $12,359 of the Notes into 9,222,978 shares of the Company’s common stock. The aggregate principal amount of the Notes, after considering the impact of interest paid-in-kind and the conversions, totaled $49,645 as of June 30, 2020. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 7.62%.

TABLE_CONTENTS

See Note 15 – Subsequent Events for details on an additional conversion of the Notes and revisions to the interest rate and maturity date of the Notes in connection with an amendment to the Convertible Notes Agreement on July 15, 2020. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election.

The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $12.51 per share.

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement and applicable to Waitr Inc. and Intermediate Holdings (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of June 30, 2020.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition. The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $186 is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2020.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition. The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $45 is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2020.

Short-Term Loans

On June 26, 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan was $5,032, payable in monthly installments, until maturity. The loan matured on April 1, 2020 and carried an annual interest rate of 4.08%. On May 16, 2020, the Company entered into an additional loan agreement with First Insurance Funding for $362 in principal amount, payable in ten monthly installments until maturity on February 28, 2021. The loan carries an annual interest rate of 3.49% and had an outstanding principal balance at June 30, 2020 of $291.

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of June 30, 2020, $449 was outstanding under such loan.

On June 1, 2020, the Company entered into a loan agreement with IPFS Corporation to finance a portion of its annual general liability insurance premium obligation. The principal amount of the loan is $1,354, payable in monthly installments beginning July 1, 2020, until maturity. The loan matures on May 31, 2021 and carries an annual interest rate of 3.99%.

8.   Deferred Revenue

Deferred revenue is comprised of unearned setup and integration fees. The Company’s opening deferred revenue balance was $459 and $4,670 as of January 1, 2020 and January 1, 2019, respectively. The Company recognized $36 and $1,081 of setup and integration revenue during the three months ended June 30, 2020 and 2019, respectively, and $414 and $2,103 during the six months ended June 30, 2020 and 2019, respectively, which was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, $47 of revenue is expected to be recognized from remaining performance obligations for setup and integration fees over the next 12 months.

TABLE_CONTENTS

9.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense (benefit) of $17 and $(32) for the three months ended June 30, 2020 and 2019, respectively, and $34 and $30 for the six months ended June 30, 2020 and 2019, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of June 30, 2020 and December 31, 2019 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

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

As of June 30, 2020, the Company recognized $187 in employer payroll tax deferrals under the CARES Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

10.   Commitments and Contingencies

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment relates to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr Platform. The total asserted claim, plus estimated accrued interest and penalties, amounts to approximately $339 at June 30, 2020. We disagree with the MDR’s assertion that our delivery fees are subject to sales tax and that we are liable for such sales taxes. We are in the process of appealing the MDR’s assessment.

Workers’ Compensation Claim

On November 27, 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. The Company’s net worth exceeded the threshold of $25,000 established by the Louisiana Insurance Guaranty Association (“LIGA”) when determining eligibility for claims coverage. As such, LIGA assessed the Company’s outstanding claim as ineligible for coverage. As of June 30, 2020 and December 31, 2019, the Company had $362 and $641, respectively, in workers’ compensation liabilities associated with the GIC claims. The Company recorded no general and administrative expense related to these liabilities during the three or six months ended June 30, 2020 or 2019.

Legal Matters

On July 14, 2016, Waiter.com, Inc. filed a lawsuit against Waitr Incorporated, the Company’s wholly-owned subsidiary, in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. The trial date has been postponed indefinitely due to the COVID-19 pandemic. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement (the “Motion”) whereby the Halley and Montgomery

TABLE_CONTENTS

plaintiffs, on behalf of themselves and similarly situated drivers, will dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the Motion and scheduled a fairness hearing for August 19, 2020.

On September 26, 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division.  In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court on November 4, 2019.  Waitr expects the court will determine a lead plaintiff and the two cases will be consolidated.  Waitr believes that these cases lack merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend both lawsuits.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, lawsuits involving claims for personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers its liability for damages, if any, insurance coverage is not guaranteed, and Waitr could suffer material losses as a result of these claims or the denial of coverage for such claims.

11.   Stock-Based Awards and Cash-Based Awards

Stock-Based Awards

On June 16, 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “Amended 2018 Plan”), which is an amendment and restatement of the Waitr Holdings Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”). The Amended 2018 Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. The Amended 2018 Plan was adopted principally to serve as a successor plan to the 2018 Incentive Plan, and to increase the number of shares of common stock reserved for issuance of equity-based awards by 13,500,000 shares, which is in addition to the share reserve amount that remained available under the 2018 Incentive Plan prior to the adoption of the Amended 2018 Plan. Additionally, the Amended 2018 Plan extended the provision for automatic increases in shares reserved for issuance on January 1st of each year to January 1, 2030. The automatic increases each year are equal to 5% of the total number of outstanding shares of the Company’s common stock on December 31st of the preceding calendar year. As of June 30, 2020, there were 7,675,686 shares of common stock available for future grants pursuant to the Amended 2018 Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”).

Total compensation expense related to awards under the Company’s incentive plans was $602 and $2,519 for the three months ended June 30, 2020 and 2019, respectively, and $1,450 and $4,552 for the six months ended June 30, 2020 and 2019, respectively.

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

Three Months Ended June 30,
2020
Weighted-average fair value at grant	$0.24
Risk free interest rate	1.54%
Expected volatility	100.6%
Expected option life (years)	3.25

The Grimstad Option was not exercisable upon vesting unless the stockholders of the Company approved an amendment to the 2018 Incentive Plan to increase the number of shares of common stock available for award under such plan by an amount at least equal to the number of shares of common stock underlying the Grimstad Option, subject to certain provisions. On June 16, 2020, as discussed

TABLE_CONTENTS

above, the Company’s stockholders approved the Amended 2018 Plan, which included a 13,500,000 increase in common shares reserved for issuance of equity-based awards under such plan.

As of June 30, 2020, there were 9,789,600 stock options outstanding under the Company’s incentive plans. Unrecognized compensation cost related to unvested stock options as of June 30, 2020 totaled $2,135, with a weighted average remaining vesting period of approximately 1.51 years.

Performance-Based Restricted Stock Units (“RSUs”)

On April 23, 2020, 3,134,325 performance based RSUs were granted (the “Grimstad RSU Grant”) under the 2018 Incentive Plan to Mr. Grimstad, with an aggregate grant date fair value of $3,542. The Grimstad RSU Grant vests in full in the event of a Corporate Change, as defined in Mr. Grimstad’s employment agreement with the Company (the “Employment Agreement”), subject to his continuous employment with the Company through the date of a Corporate Change; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason (as defined therein) or he is terminated by the Company for reason other than Misconduct (as defined therein) prior to a Corporate Change. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for Good Reason or he is terminated by the Company for reason other than Misconduct, should either occur.

Restricted Stock Units with Time-Based Vesting

During the six months ended June 30, 2020, 2,754,501 RSUs were granted to certain employees and certain members of the board of directors of the Company pursuant to the 2018 Incentive Plan and the Amended 2018 Plan, with an aggregate grant date fair value of $5,376. The RSU grants vest in various manners in accordance with the terms specified in the applicable RSU award agreements, with 1,400,000 RSUs granted to certain non-employee directors vesting upon the earlier of June 30, 2021 and the date of the 2021 annual meeting of the Company’s stockholders and 1,354,501 RSUs granted to employees vesting generally between one to three years from the date of grant, all of which accelerate and vest upon a change of control.

A total of 545,319 RSUs vested during the six months ended June 30, 2020 and 1,459,580 RSUs were forfeited prior to vesting. As of June 30, 2020, there were 3,932,241 unvested time-based RSUs outstanding under the Company’s incentive plans. Unrecognized compensation cost related to unvested time-based RSUs as of June 30, 2020 totaled $6,466, with a weighted average remaining vesting period of approximately 1.41 years.

Cash-Based Awards

Performance Bonus Agreement

On April 23, 2020, the Company entered into a performance bonus agreement with Mr. Grimstad (the “Bonus Agreement”). Pursuant to the Bonus Agreement, upon the occurrence of a Corporate Change (as defined in the Employment Agreement) in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason (as defined in the Employment Agreement) or the Company terminates his employment other than for Misconduct (as defined in the Employment Agreement), Mr. Grimstad will be entitled to receive the Bonus provided the Corporate Change occurs on or before January 3, 2022. Expense related to the Bonus Agreement will not be recognized until such time that is probable that the performance goal will be achieved.

12.   Stockholders’ Equity

Common Stock

At June 30, 2020 and December 31, 2019, there were 249,000,000 shares of common stock authorized and 102,382,511 and 76,579,175 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of June 30, 2020 or December 31, 2019. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At June 30, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of June 30, 2020 or December 31, 2019.

TABLE_CONTENTS

At-the-Market Offerings

On March 20, 2020, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the agreement were made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. From March 20, 2020 through June 30, 2020, the Company sold 14,262,305 shares of common stock under the ATM Program at an average price of $1.28 per share, for gross proceeds of $18,314. Net proceeds, after deducting sales commissions, totaled $18,024. The ATM Program was terminated on May 1, 2020 when the Company entered into the May 2020 ATM Program (defined below), with approximately $6,686 out of the aggregate $25,000 remaining unsold.

On May 1, 2020, the Company entered into an amendment and restatement of the open market sale agreement associated with its March 20, 2020 ATM Program, with respect to an at-the-market offering program (the “May 2020 ATM Program”), under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the amended and restated agreement were made pursuant to the Company’s registration statement on Form S-3 described above. From May 1, 2020 through June 30, 2020, the Company sold 1,848,760 shares of common stock under the May 2020 ATM Program at an average price of $2.50 per share, for gross proceeds of $4,630. Net proceeds, after deducting sales commissions, totaled $4,560. The remaining $25,370 under the May 2020 ATM Program was sold in early July 2020 (see Note 15 – Subsequent Events).

Conversion of Notes

During the three months ended June 30, 2020, in connection with the Waiver and Conversion Agreement, Luxor converted $12,359 of the Notes into 9,222,978 shares of the Company’s common stock (see Note 7 – Debt). Luxor converted additional Notes in July 2020 (see Note 15 – Subsequent Events).

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

13.   Earnings (Loss) Per Share Attributable to Common Stockholders

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock awards, restricted stock units and warrants, except in cases where the effect of the common stock equivalent would be antidilutive.

During 2019, the Company calculated basic and diluted earnings per share using the two-class method. Participating securities during 2019 consisted of restricted stock awards which contained rights to receive non-forfeitable dividends. The Company had net losses during the three and six months ended June 30 2019, and accordingly, pursuant to the guidance under ASC 260, a portion of the net losses was not allocated to such securities under the two-class method. During 2020, there were no remaining outstanding restricted stock awards and no other securities classified as participating securities.

TABLE_CONTENTS

The calculation of basic and diluted earnings (loss) per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings per Share:
Net income (loss)	$10,653	$(24,852)	$8,551	$(49,601)
Gain on debt extinguishment recorded as a capital contribution	—	1,897	—	1,897
Net income (loss) attributable to common stockholders - basic	$10,653	$(22,955)	$8,551	$(47,704)
Weighted average number of shares outstanding - basic	95,053,207	72,416,614	85,968,962	68,492,911
Basic earnings (loss) per common share	$0.11	$(0.32)	$0.10	$(0.70)

Diluted Earnings per Share:
Net income (loss)	$10,653	$(24,852)	$8,551	$(49,601)
Gain on debt extinguishment recorded as a capital contribution	—	1,897	—	1,897
Net income (loss) attributable to common stockholders - diluted	$10,653	$(22,955)	$8,551	$(47,704)
Weighted average number of shares outstanding – diluted	105,951,232	72,416,614	91,769,460	68,492,911
Diluted earnings (loss) per common share	$0.10	$(0.32)	$0.09	$(0.70)

During the three and six months ended June 30, 2019, the Company recorded a gain on debt extinguishment of $1,897 as a capital contribution in accordance with the guidance in ASC 470-50.

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

The following table includes potentially dilutive common stock equivalents as of June 30, 2020 and 2019. The Company generated a net loss attributable to the Company’s common stockholders for the three and six months ended June 30, 2019. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss. For the three and six months ended June 30, 2020, 86,747 stock options were considered anti-dilutive because the exercise price of the options exceeded the average market price of the Company’s common stock for such periods, and as a result, the effect of these options in not considered in the diluted earnings per share for such periods. At June 30, 2020, antidilutive restricted stock units of 1,917,091 were excluded from the computation of diluted earnings per share based on the treasury stock method.

	As of June 30,
	2020	2019
Potentially dilutive securities:
Stock Options	9,789,600	846,919
Restricted Stock Units	7,066,566	580,991
Warrants (1)	399,726	399,726
Potentially dilutive securities at period end	17,255,892	1,827,636

(1)	Includes the Debt Warrants as of June 30, 2020 and 2019. See Note 12 – Stockholders’ Equity for additional details.

14.   Related-Party Transactions

On November 15, 2018, the Company entered into the Credit Agreement, and on January 17, 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On May 21, 2019, in connection with the Offering, the Company entered into a second amendment to the Credit Agreement with Luxor Capital and a second amendment to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into the Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. See Note 7 – Debt for additional details regarding these transactions. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

During the period from January 1, 2020 through July 31, 2020, the Company reimbursed C Grimstad and Associates, a company owned by our chief executive officer (“CGA”), $247 for certain of its consultants that provided consulting services to the Company

TABLE_CONTENTS

during this period. As of July 1, 2020, CGA is no longer providing consulting services and CGA did not mark-up or profit from these reimbursement transactions.

15.   Subsequent Events

 At-the-Market Offering

During the period from July 1, 2020 through July 10, 2020, the Company sold 7,587,655 shares of common stock under the May 2020 ATM Program at an average price of $3.34 per share, for gross proceeds of $25,370. Net proceeds, after deducting sales commissions, totaled $24,990. This marked the completion of the May 2020 ATM Program.

Limited Waiver and Conversion Agreement

In connection with the Waiver and Conversion Agreement (see Note 7 – Debt), the $12,500 payment on the Term Loans, classified as a current liability in the accompanying unaudited condensed consolidated balance sheet at June 30, 2020, was made on July 2, 2020.

Additionally, on July 16, 2020, $141 of Notes were converted into 105,384 shares of the Company’s common stock, representing the final conversion of Notes pursuant to the Waiver and Conversion Agreement.

Amended Loan Agreements

On July 15, 2020, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “Amended Loan Agreements”), pursuant to which each of the Loan Agreements was amended to provide that, upon the prepayment of $10,500 of the Term Loans under the Credit Agreement, the interest rate under such Loan Agreements will be reduced by 200 basis points for a one-year period, so that the interest rate under the Credit Agreement will be 5.125% per annum and the interest rate under the Convertible Notes Agreement will be 4.0% per annum during such period, and the maturity date under such Loan Agreements will be extended by one year to November 15, 2023. The $10,500 payment on the Term Loans was made on August 3, 2020.

Issuances of Restricted Stock Units

During the period from July 1, 2020 through August 6, 2020, the Company granted 1,240,000 restricted stock units pursuant to the Amended 2018 Plan, with an aggregate grant date fair value of approximately $3,267. The majority of such restricted stock units are scheduled to vest over a three-year period, with accelerated vesting upon a change of control.

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

TABLE_CONTENTS

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

At June 30, 2020, we had approximately 18,000 restaurants, in over 700 cities, on the Platforms. Average Daily Orders for the three months ended June 30, 2020 and 2019 were approximately 44,241 and 55,728, respectively, and revenue was $60,506 and $51,342, respectively. For the six months ended June 30, 2020 and 2019, Average Daily Orders were 40,909 and 54,269, respectively, and revenue was $104,749 and $99,374, respectively.

During the second quarter of 2020, we continued implementing various initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity. One of the major initiatives we successfully completed was switching to an independent contractor model for delivery drivers. Additionally, we continued to focus efforts on operational improvements through the streamlining of operations, support and sales and marketing functions and offered new and enhanced service offerings to our restaurant partners. The implementation of these initiatives resulted in revenue growth and profitable results for the three and six months ended June 30, 2020.

Sales of our common stock pursuant to at-the-market offerings launched in March and May 2020, along with the implementation of the initiatives discussed above, resulted in increases in our working capital and liquid assets as of June 30, 2020. At the completion of our at-the-market offering programs on July 10, 2020, we had sold a total of 23,698,720 shares of common stock for net proceeds of approximately $47,575. We continue to evaluate additional opportunities to further strengthen our liquidity position, fund growth initiatives and/or combine with other businesses to complement our operating cash flows as we pursue our long-term growth plans.

Management Appointments

On May 22, 2020, the board appointed Leonid (Leo) Bogdanov to the position of Chief Financial Officer. Mr. Bogdanov previously had been serving as Director of Financial Planning & Analysis of the Company. Additional management appointments made during the second quarter of 2020 through the filing of this Form 10-Q included the appointment on May 22, 2020 of Mark D’Ambrosio to the position of Chief Sales Officer and the appointments on July 1, 2020 of Thomas C. Pritchard to the position of General Counsel and David Cronin to the position of Chief Engagement Officer.

TABLE_CONTENTS

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

We have thus far been able to operate effectively during the COVID-19 pandemic. In early March 2020, we initially experienced declines in order volumes over an approximate three-week period, as restaurant and diner routines were disrupted by state-mandated stay-at-home orders and business closures. In mid-to-late-March, however, we began to experience steady improvements in our order volumes. Average Daily Orders for the second quarter of 2020 exceeded first quarter 2020 volumes by approximately 18%.

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

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the six months ended June 30, 2020. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

TABLE_CONTENTS

We currently qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we have the ability to “opt out” of this extended transition period, we are choosing not to do so. Section 107 of the JOBS Act provides that a decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

In connection with the Bite Squad Merger, we incurred direct and incremental costs during the six months ended June 30, 2019 of approximately $6,956, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such period. During the six months ended June 30, 2020, we have eliminated certain duplicative costs and achieved synergies associated with the Bite Squad Merger, however, we may not continue to achieve this result at levels anticipated, resulting in higher general and administrative expenses in future periods.

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

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we generally experience a relative increase in order frequency from September to March and a relative decrease in diner activity from April to August primarily as a result of weather patterns, summer breaks and other vacation periods. In addition, restaurants tend to close on certain holidays, including Thanksgiving and Christmas Eve-Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, snowstorms, hurricanes and tropical storms have adverse effects on order volume. Consequently, our results between quarters, or between periods may vary as a result of prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather and the timing of certain holidays.

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

Waitr’s Restaurant and Diner Network.   A significant part of our growth is our ability to successfully expand our network of restaurants and diners using the Platforms. If we fail to retain existing restaurants and diners using the Platforms, or to add new restaurants and diners to the Platforms, our revenue, financial results and business may be adversely affected.

TABLE_CONTENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics (1)	2020	2019	2020	2019
Active Diners (as of period end)	2,109,353	2,362,290	2,109,353	2,362,290
Average Daily Orders	44,241	55,728	40,909	54,269
Gross Food Sales (dollars in thousands)	$175,044	$183,042	$308,557	$353,445
Average Order Size (in dollars)	$43.48	$36.09	$41.44	$35.98
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

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

TABLE_CONTENTS

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages (1))	2020	% of Revenue	2019	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue	$60,506	100%	$51,342	100%	$104,749	100%	$99,374	100%
Costs and expenses:
Operations and support	30,547	50%	39,698	77%	56,912	54%	75,881	76%
Sales and marketing	2,740	5%	15,339	30%	5,566	5%	25,662	26%
Research and development	1,167	2%	2,149	4%	2,637	3%	4,089	4%
General and administrative	10,094	17%	12,380	24%	20,872	20%	31,298	31%
Depreciation and amortization	2,075	3%	4,824	9%	4,139	4%	8,940	9%
Intangible and other asset impairments	29	0%	—	0%	29	0%	18	0%
Loss on disposal of assets	3	0%	10	0%	11	0%	15	0%
Total costs and expenses	46,655	77%	74,400	145%	90,166	86%	145,903	147%
Income (loss) from operations	13,851	23%	(23,058)	(45%)	14,583	14%	(46,529)	(47%)
Other expenses (income) and losses (gains), net:
Interest expense	2,490	4%	2,190	4%	5,404	5%	3,795	4%
Interest income	(21)	0%	(241)	0%	(81)	0%	(580)	(1%)
Other expense (income)	712	1%	(123)	0%	675	1%	(173)	0%
Net income (loss) before income taxes	10,670	18%	(24,884)	(48%)	8,585	8%	(49,571)	(50%)
Income tax expense (benefit)	17	0%	(32)	0%	34	0%	30	0%
Net income (loss)	$10,653	18%	$(24,852)	(48%)	$8,551	8%	$(49,601)	(50%)

(1)	Percentages may not foot due to rounding

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Revenue increased by $9,164, or 18%, to $60,506 in the three months ended June 30, 2020 from $51,342 in the three months ended June 30, 2019, primarily as a result of improved revenue per order.

Average Daily Orders and Gross Food Sales decreased in the three months ended June 30, 2020 to 44,241 and $175,044, respectively, from 55,728 and $183,042, respectively, in the three months ended June 30, 2019. Average Order Size increased in the three months ended June 30, 2020 to $43.48 from $36.09 in the three months ended June 30, 2019, an uplift of 20%.

TABLE_CONTENTS

Operations and Support

Operations and support expense decreased by $9,151, or 23%, to $30,547 in the three months ended June 30, 2020 from $39,698 in the three months ended June 30, 2019. As a percentage of revenue, operations and support expense decreased to 50% in the three months ended June 30, 2020 from 77% in the same period in 2019. The decreases are primarily the result of the implementation of initiatives to realize synergies from the Bite Squad Merger, including staff reductions and the consolidation of operations and support functions.

Sales and Marketing

Sales and marketing expense decreased by $12,599, or 82%, to $2,740 in the three months ended June 30, 2020 from $15,339 in the three months ended June 30, 2019, primarily as a result of decreased advertising spend of approximately $8,699. As a percentage of revenue, sales and marketing expense decreased to 5% in the three months ended June 30, 2020 from 30% in the three months ended June 30, 2019, reflecting the lower advertising spend in the second quarter of 2020.

Research and Development

Research and development expense decreased by $982, or 46%, to $1,167 in the three months ended June 30, 2020 from $2,149 in the three months ended June 30, 2019, primarily due to increased software development activities during the second quarter of 2020, the costs for which were capitalized. As a percentage of revenue, research and development expense was 2% and 4%, respectively, in the three months ended June 30, 2020 and 2019.

General and Administrative

General and administrative expense decreased by $2,286, or 18%, to $10,094 in the three months ended June 30, 2020 from $12,380 in the three months ended June 30, 2019, primarily due to decreased stock-based compensation expenses. As a percentage of revenue, general and administrative expense decreased to 17% in the three months ended June 30, 2020 compared to 24% in the three months ended June 30, 2019, primarily due to decreased stock-based compensation expenses as well as corporate synergies associated with the Bite Squad Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2,749, or 57%, to $2,075 in the three months ended June 30, 2020 compared to $4,824 in the three months ended June 30, 2019, primarily as a result of the write-down of the carrying value of intangible assets to their implied fair values in September 2019 in connection with the Company’s goodwill impairment analysis. As a percentage of revenue, depreciation and amortization expense decreased to 3% in the three months ended June 30, 2020 from 9% in the three months ended June 30, 2019.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $3,181 in the three months ended June 30, 2020, primarily reflecting $2,465 of interest expense associated with the Term Loans and Notes, $712 of other expense and $21 of interest income. Other expenses (income) and losses (gains), net, totaled $1,826 in the three months ended June 30, 2019, primarily reflecting $2,188 of interest expense associated with the Term Loans and Notes and $241 of interest income.

Income Tax Expense

Income tax expense (benefit) was $17 and $(32) in the three months ended June 30, 2020 and 2019, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Income (Loss)

Net income for the three months ended June 30, 2020 was $10,653 compared to a net loss for the three months ended June 30, 2019 of $24,852. See the revenue and expense variance analyses above for the components of net income and net loss for the respective periods.

TABLE_CONTENTS

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Revenue increased by $5,375, or 5%, to $104,749 in the six months ended June 30, 2020 from $99,374 in the six months ended June 30, 2019, as a result of improved revenue per order. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations).

Average Daily Orders and Gross Food Sales decreased in the six months ended June 30, 2020 to 40,909 and $308,557, respectively, from 54,269 and $353,445, respectively, in the six months ended June 30, 2019. Average Order Size increased in the six months ended June 30, 2020 to $41.44 from $35.98 in the six months ended June 30, 2019, an uplift of 15%.

Operations and Support

Operations and support expense decreased by $18,969, or 25%, to $56,912 in the six months ended June 30, 2020 from $75,881 in the six months ended June 30, 2019. As a percentage of revenue, operations and support expense decreased to 54% in the six months ended June 30, 2020 from 76% in the same period of 2019. The decreases are primarily the result of the implementation of initiatives to realize synergies from the Bite Squad Merger, including staff reductions and the consolidation of operations and support functions, as well as the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020.

Sales and Marketing

Sales and marketing expense decreased by $20,096, or 78%, to $5,566 in the six months ended June 30, 2020 from $25,662 in the six months ended June 30, 2019, primarily as a result of decreased advertising spend of approximately $13,458 as well as staff reductions and the consolidation of sales and marketing functions in the second half of 2019 and early 2020. As a percentage of revenue, sales and marketing expense decreased to 5% in the six months ended June 30, 2020 from 26% in the six months ended June 30, 2019, reflecting the lower advertising spend in the first half of 2020.

Research and Development

Research and development expense decreased by $1,452, or 36%, to $2,637 in the six months ended June 30, 2020 from $4,089 in the six months ended June 30, 2019, primarily due to increased software development activities during the first half of 2020, the costs for which were capitalized. As a percentage of revenue, research and development expense was 3% for the six months ended June 30, 2020 and 4% for the six months ended June 30, 2019.

General and Administrative

General and administrative expense decreased by $10,426, or 33%, to $20,872 in the six months ended June 30, 2020 from $31,298 in the six months ended June 30, 2019. General and administrative expense in the six months ended June 30, 2019 included $6,956 of business combination-related professional and other costs associated with the Bite Squad Merger. The decrease in general and administrative expenses during the six months ended June 30, 2020 was also due to decreased stock-based compensation expenses. As a percentage of revenue, general and administrative expense decreased to 20% in the six months ended June 30, 2020 compared to 31% in the six months ended June 30, 2019, primarily due to the above mentioned business combination expenses in the first half of 2019 as well as corporate synergies associated with the Bite Squad Merger.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4,801, or 54%, to $4,139 in the six months ended June 30, 2020 compared to $8,940 in the six months ended June 30, 2019, primarily as a result of the write-down of the carrying value of intangible assets to their implied fair values in September 2019 in connection with the Company’s goodwill impairment analysis. As a percentage of revenue, depreciation and amortization expense decreased to 4% in the six months ended June 30, 2020 from 9% in the six months ended June 30, 2019.

Other Expenses (Income) and Losses (Gains), Net

Other expenses (income) and losses (gains), net totaled $5,998 in the six months ended June 30, 2020, primarily reflecting $5,325 of interest expense associated with the Term Loans and Notes and $81 of interest income. Other expenses (income) and losses (gains), net, totaled $3,042 in the six months ended June 30, 2019, reflecting $3,782 of interest expense associated with the Term Loans and Notes and $580 of interest income.

TABLE_CONTENTS

Income Tax Expense

Income tax expense was $34 and $30 in the six months ended June 30, 2020 and 2019, respectively, entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Net Income (Loss)

Net income for the six months ended June 30, 2020 was $8,551 compared to a net loss of $49,601 in the six months ended June 30, 2019. See the revenue and expense variance analyses above for the components of net income and net loss for the respective periods.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had cash on hand of approximately $66,702, consisting primarily of cash and money market deposits, and approximately $3,191 of our cash balance was reserved under a compensating balance arrangement with our bank, pertaining to an outstanding letter of credit. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the business combination with Landcadia Holdings, Inc. in November 2018. We had total outstanding long-term debt of $109,506 as of June 30, 2020, consisting of $59,573 of Term Loans, $49,645 of Notes and $288 of promissory notes. Short-term debt as of June 30, 2020 included the current portion of the Term Loans of $12,500 and $2,094 of short-term loans for insurance financing.

During the second quarter of 2020, we continued implementing various initiatives, with a focus on improving revenue per order, costs per order, cash flow, profitability and liquidity. Additionally, on May 1, 2020, we entered into an amendment and restatement of the open market sale agreement associated with our original ATM Program, pursuant to which the Company could offer and sell shares of our common stock having an aggregate offering price of $30,000 (see Part I, Item 1, Note 12 – Stockholders’ Equity). Upon entering into the May 2020 ATM Program, we terminated the prior ATM Program.

We sold a total of 11,918,322 shares of our common stock pursuant to the original ATM Program and May 2020 ATM Program during the second quarter of 2020 for net proceeds of approximately $16,114. In July 2020, we sold an additional 7,587,655 shares of common stock pursuant to the May 2020 ATM Program for net proceeds of approximately $24,990, resulting in the completion of the May 2020 ATM Program. As discussed below, we used a portion of the proceeds from the at-the-market offering programs to repay debt and intend to use the remaining proceeds for working capital and general corporate purposes, and to further enhance our ability to resume execution of our operational and growth initiatives.

We made payments on the Term Loans of $12,500 on July 2, 2020 pursuant to the Waiver and Conversion Agreement and $10,500 on August 3, 2020 pursuant to an amendment to the Credit Agreement. At the time of the payment in connection with the amendment to the Credit Agreement, the interest rates under the Term Loans and Notes were reduced by 200 basis points for a one-year period, and the maturity dates of the Term Loans and Notes were extended by one year. See “Indebtedness” below for additional details of the Waiver and Conversion Agreement, Term Loans, Notes and promissory notes.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months, however, there can be no assurance that we will generate cash flow at the levels we anticipate. We expect to continue to utilize proceeds from our at-the-market offering programs to support our ongoing working capital requirements. We may also use a portion of the net proceeds to repay additional debt or to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current commitments or agreements with respect to any acquisitions as of the date of this filing. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, Waitr has been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic on the economy and on Waitr’s business, in particular, may be difficult to assess or predict.

TABLE_CONTENTS

Indebtedness

Limited Waiver and Conversion Agreement

On May 1, 2020, we, Waitr Inc., Intermediate Holdings, the lenders party thereto and Luxor Capital entered into the Waiver and Conversion Agreement, pursuant to which the lenders under the Credit Agreement agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering. In consideration of the prepayment waiver, we agreed that, regardless of whether any shares of our common stock were actually sold in the May 2020 ATM Offering, (i) we would prepay a portion of the Term Loans in the amount of $12,500 on the date that is 60 days after the Effective Date (as defined in the Waiver and Conversion Agreement) and (ii) the lenders under the Notes would be permitted to convert a portion of the outstanding principal amount of the Notes in the amount of $12,500 into shares of our common stock at a conversion rate of 746.269 shares of common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020, the date immediately preceding the date of the Waiver and Conversion Agreement), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. The converted shares will be subject to a customary lock-up for a period of 45 days.

The Company evaluated the amendments in the Waiver and Conversion Agreement and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. See Term Loans under the Debt Facility and Notes below for a discussion of the prepayment made on the Term Loans and the conversion of Notes.

Term Loans under the Debt Facility

On November 15, 2018, Waitr Inc. entered into the Credit Agreement, which provides for a senior secured first priority term loan in the aggregate principal amount of $67,080. The quarterly interest payments due since September 30, 2019 have been paid-in-kind, resulting in an aggregate principal amount of outstanding Term Loans at June 30, 2020 of $72,073. On July 2, 2020, the Company repaid $12,500 of the Term Loans pursuant to the Waiver and Conversion Agreement. Pursuant to the amendment of the Credit Agreement on July 15, 2020, the Company repaid $10,500 of the Term Loans on August 3, 2020. On such date, the interest rate under the Credit Agreement was reduced by 200 basis points to 5.125% for a one-year period and the maturity date was extended by one year to November 15, 2023. The aggregate principal amount of outstanding Term Loans totaled $49,073 at August 6, 2020. For additional details, see Part I, Item 1, Note 7 – Debt and Note 15 – Subsequent Events, to our unaudited condensed consolidated financial statements in this Form 10-Q. We believe that we were in compliance with all covenants under the Credit Agreement as of June 30, 2020.

Notes

On November 15, 2018, the Company entered into the Convertible Notes Agreement, pursuant to which the Company issued unsecured convertible promissory notes in the aggregate principal amount of $60,000. A portion of the quarterly interest payments due since June 30, 2019 have been paid in-kind and added to the aggregate principal amount of the Notes. During the second quarter of 2020, $12,359 of the Notes were converted into 9,222,978 shares of the Company’s common stock pursuant to the Waiver and Conversion Agreement. The outstanding aggregate principal amount of the Notes at June 30, 2020 totaled $49,645.

On July 16, 2020, $141 of the Notes were converted into 105,384 shares of the Company’s common stock. Additionally, on August 3, 2020, in connection with the $10,500 Term Loan payment discussed above, the interest rate under the Convertible Notes Agreement was reduced by 200 basis points to 4.0% for a one-year period and the maturity date was extended by one year to November 15, 2023. The outstanding aggregate principal amount of the Notes totaled $49,504 at August 6, 2020. For additional details on the Notes, see Part I, Item 1, Note 7 – Debt and Note 15 – Subsequent Events, to our unaudited condensed consolidated financial statements in this Form 10-Q. We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of June 30, 2020.

Promissory Notes

On September 27, 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition. The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $186 is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2020.

On October 1, 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition. The principal amount of the promissory note is $100, payable in 24 monthly installments. Payments commenced on January 15, 2020. The

TABLE_CONTENTS

Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. The current portion of the promissory note of $45 is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2020.

Short-Term Loans

On May 16, 2020, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan is $362, payable in ten monthly installments until maturity on February 28, 2021. The loan carries an annual interest rate of 3.49% and had an outstanding principal balance at June 30, 2020 of $291.

On November 15, 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan is $1,993, payable in monthly installments, until maturity. The loan matures on August 15, 2020 and carries an annual interest rate of 4.15%. As of June 30, 2020, $449 was outstanding under such loan.

On June 1, 2020, the Company entered into a loan agreement with IPFS Corporation to finance a portion of its annual general liability insurance premium obligation. The principal amount of the loan is $1,354, payable in monthly installments beginning July 1, 2020, until maturity. The loan matures on May 31, 2021 and carries an annual interest rate of 3.99%.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2019 Form 10-K, as such factors may be updated in our quarterly reports on Form 10-Q. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$18,961	$(34,351)
Net cash used in investing activities	(1,963)	(193,637)
Net cash provided by financing activities	20,387	91,475

Cash Flows Provided By (Used In) Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $18,961, compared to net cash used in operating activities of $34,351 for the six months ended June 30, 2019, primarily reflecting the effects of the implementation of various initiatives aimed at improving costs and profitability. Additionally, operating activities during the six months ended June 30, 2019 included the payment of business combination-related expenses of $6,956.

Cash Flows Used In Investing Activities

For the six months ended June 30, 2020 and 2019, net cash used in investing activities was $1,963 and $193,637, respectively. Investing activities included the purchase of property and equipment of $381 and $990 for the six months ended June 30, 2020 and 2019, respectively, and costs associated with internally developed software of $1,335 and $155 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, investing activities also included of $192,568 for the acquisition of Bite Squad.

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

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $20,387, primarily reflecting $22,944 of proceeds from the sales of common stock under the company’s at-the-market offering programs, $1,906 of proceeds from short-term

TABLE_CONTENTS

loans and $3,415 of payments on short-term loans. For the six months ended June 30, 2019, net cash provided by financing activities was $91,475, primarily reflecting gross proceeds from the issuance of common stock of $50,002, proceeds from the issuance of the Additional Term Loans of $42,080 and $5,032 of proceeds from a short-term loan for the Company’s annual insurance premium financing, less $4,175 of equity issuance costs and $658 of payments on short-term loans.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2020, the Company’s outstanding debt obligations were reduced by approximately $12,359 in connection with the conversion of Notes pursuant to the Waiver and Conversion Agreement. Additionally, in July 2020, the Company paid $12,500 of the Term Loans and converted $141 of the Notes in connection with the Waiver and Conversion Agreement. On August 3, 2020, the Company paid $10,500 of the Term Loans pursuant to the Amended Loan Agreements, resulting in a reduction of the interest rates under the Term Loans and Notes by 200 basis points for a one-year period, to 5.125% and 4.0%, respectively, and the extension of the maturity dates under such Loan Agreements by one year to November 15, 2023.

As of the date of the filing of this Form 10-Q, other than the aforementioned Term Loan payments, Notes conversions and interest rate and maturity date revisions, there have been no significant changes to the Company’s total contractual obligations disclosed in the 2019 Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of August 6, 2020, we had outstanding interest-bearing long-term debt totaling $98,577, consisting of $49,073 of Term Loans and $49,504 of Notes. The interest rates under the Term Loans and Notes were reduced by 200 basis points for a one-year period, effective August 3, 2020, in connection with the amendments discussed under “Liquidity and Capital Resources”. Although the interest rates decreased on August 3, 2020, we are not currently exposed to interest rate risk on our outstanding debt, as the new rates are set to revert back to the rates in effect prior to the amendments. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 14, 2016, Waiter.com, Inc. filed a lawsuit against Waitr Incorporated, the Company’s wholly-owned subsidiary, in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. The trial date has been postponed indefinitely due to the COVID-19 pandemic. Waitr believes that this case lacks merit and that it has strong defenses to all of the infringement claims alleged. Waitr intends to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement (the “Motion”) whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, will dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the Motion and scheduled a fairness hearing for August 19, 2020.

On September 26, 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court on November 4, 2019. Waitr expects the court will determine a lead plaintiff and the two cases will be consolidated.  Waitr believes that these cases lack merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend both lawsuits.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, lawsuits involving claims for personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged Waitr drivers, independent contractors, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers its liability for damages, if any, insurance coverage is not guaranteed, and Waitr could suffer material losses as a result of these claims or the denial of coverage for such claims.

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

TABLE_CONTENTS

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

10.1

Amended and Restated Open Market Sale Agreement, dated May 1, 2020, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 1, 2020).

10.2

Limited Waiver and Conversion Agreement, dated as of May 1, 2020, by and among Waitr Holdings Inc., Waitr Inc., Waitr Intermediate Holdings, LLC, the Lenders party thereto and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 7, 2020).

10.3

Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 17, 2020).

10.4

Performance Bonus Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020.

10.5

Restricted Stock Unit Award Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020.

10.6

Amendment No. 3 to Credit Agreement, dated as of July 15, 2020, by and among Waitr Holdings Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, Luxor Capital Group, LP, and the lenders party thereto.

10.7

Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 15, 2020, by and among Waitr Holdings Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, Luxor Capital Group, LP, and the lenders party thereto.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

TABLE_CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)