Form 10-Q
period 2020-09-30
Waitr Holdings Inc.
filed 2020-11-09
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of November 5, 2020 was 110,997,964.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$77,136	$29,317
Accounts receivable, net	3,925	3,272
Capitalized contract costs, current	643	199
Prepaid expenses and other current assets	4,597	8,329
TOTAL CURRENT ASSETS	86,301	41,117
Property and equipment, net	3,452	4,072
Capitalized contract costs, noncurrent	2,220	772
Goodwill	106,734	106,734
Intangible assets, net	23,414	25,761
Other noncurrent assets	435	517
TOTAL ASSETS	$222,556	$178,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$4,975	$4,384
Restaurant food liability	4,736	5,612
Accrued payroll	2,248	5,285
Short-term loans	1,172	3,612
Deferred revenue, current	24	414
Income tax payable	52	51
Other current liabilities	17,026	13,293
TOTAL CURRENT LIABILITIES	30,233	32,651
Long-term debt	93,689	123,244
Accrued medical contingency	16,839	17,203
Accrued workers’ compensation liability	—	102
Deferred revenue, noncurrent	—	45
Other noncurrent liabilities	1,107	325
TOTAL LIABILITIES	141,868	173,570
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 110,120,621 and 76,579,175 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	8
Additional paid in capital	447,224	385,137
Accumulated deficit	(366,547)	(379,742)
TOTAL STOCKHOLDERS’ EQUITY	80,688	5,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,556	$178,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$52,734	$49,201	$157,483	$148,575
COSTS AND EXPENSES:
Operations and support	27,409	37,289	84,321	113,170
Sales and marketing	3,288	15,953	8,854	41,615
Research and development	820	1,920	3,457	6,009
General and administrative	11,380	12,817	32,252	44,115
Depreciation and amortization	2,103	4,851	6,242	13,791
Goodwill impairment	—	119,212	—	119,212
Intangible and other asset impairments	—	72,917	29	72,935
Loss on disposal of assets	4	11	15	26
TOTAL COSTS AND EXPENSES	45,004	264,970	135,170	410,873
INCOME (LOSS) FROM OPERATIONS	7,730	(215,769)	22,313	(262,298)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	2,117	2,775	7,521	6,570
Interest income	(14)	(297)	(95)	(877)
Other expense	965	1,827	1,640	1,654
NET INCOME (LOSS) BEFORE INCOME TAXES	4,662	(220,074)	13,247	(269,645)
Income tax expense	18	30	52	60
NET INCOME (LOSS)	$4,644	$(220,104)	$13,195	$(269,705)
INCOME (LOSS) PER SHARE:
Basic	$0.04	$(2.89)	$0.14	$(3.77)
Diluted	$0.04	$(2.89)	$0.13	$(3.77)
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	109,181,847	76,145,317	93,763,069	71,071,777
Weighted average common shares outstanding – diluted	123,785,750	76,145,317	102,519,454	71,071,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$13,195	$(269,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense	5,126	3,346
Non-cash advertising expense	—	379
Stock-based compensation	3,178	6,747
Equity issued in exchange for services	—	90
Loss on disposal of assets	15	26
Depreciation and amortization	6,242	13,791
Goodwill impairment	—	119,212
Intangible and other asset impairments	29	72,935
Amortization of capitalized contract costs	327	1,614
Other non-cash income	(31)	(39)
Changes in assets and liabilities:
Accounts receivable	(653)	(248)
Capitalized contract costs	(2,219)	(3,585)
Prepaid expenses and other current assets	3,732	(2,803)
Accounts payable	591	2,640
Restaurant food liability	(876)	5,851
Deferred revenue	(435)	(3,691)
Income tax payable	1	5
Accrued payroll	(3,037)	2,853
Accrued medical contingency	(363)	(604)
Accrued workers’ compensation liability	(102)	(160)
Other current liabilities	4,085	(76)
Other noncurrent liabilities	781	111
Net cash provided by (used in) operating activities	29,586	(51,311)
Cash flows from investing activities:
Purchases of property and equipment	(968)	(1,493)
Acquisition of Bite Squad, net of cash acquired	—	(192,568)
Other acquisitions	(339)	(395)
Collections on notes receivable	51	72
Internally developed software	(2,387)	(1,096)
Proceeds from sale of property and equipment	14	28
Net cash used in investing activities	(3,629)	(195,452)
Cash flows from financing activities:
Waitr shares redeemed for cash	—	(10)
Proceeds from issuance of stock	48,314	50,002
Equity issuance costs	(740)	(4,179)
Proceeds from Additional Term Loans	—	42,080
Payments on long-term loans	(22,594)	—
Proceeds from short-term loans	1,906	5,032
Payments on short-term loans	(4,336)	(2,509)
Proceeds from exercise of stock options	40	4
Taxes paid related to net settlement on stock-based compensation	(728)	(799)
Net cash provided by financing activities	21,862	89,621
Net change in cash	47,819	(157,142)
Cash, beginning of period	29,317	209,340
Cash, end of period	$77,136	$52,198
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$64	$30
Cash paid during the period for interest	2,395	3,224
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in Bite Squad acquisition	$—	$126,574
Conversion of convertible notes to stock	12,024	—
Stock issued in connection with Additional Term Loans	—	3,884
Non-cash gain on debt extinguishment	—	1,897
Seller-financed payables related to other acquisitions	—	801
Non-cash investments in other acquisitions	—	801

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2020	102,382,511	$10	$420,368	$(371,191)	$49,187
Net income	—	—	—	4,644	4,644
Exercise of stock options and vesting of restricted stock units	45,071	—	2	—	2
Stock-based compensation	—	—	1,728	—	1,728
Stock issued for conversion of Notes	105,384	—	137	—	137
Issuance of common stock	7,587,655	1	24,989	—	24,990
Balances at September 30, 2020	110,120,621	$11	$447,224	$(366,547)	$80,688

Nine Months Ended September 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2019	76,579,175	$8	$385,137	$(379,742)	$5,403
Net income	—	—	—	13,195	13,195
Exercise of stock options and vesting of restricted stock units	514,364	—	40	—	40
Taxes paid related to net settlement on stock-based compensation	—	—	(728)	—	(728)
Stock-based compensation	—	—	3,178	—	3,178
Stock issued for conversion of Notes	9,328,362	1	12,025	—	12,026
Issuance of common stock	23,698,720	2	47,572	—	47,574
Balances at September 30, 2020	110,120,621	$11	$447,224	$(366,547)	$80,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2019	76,134,094	$8	$382,402	$(138,037)	$244,373
Net loss	—	—	—	(220,104)	(220,104)
Exercise of stock options and vesting of restricted stock units	16,826	—	1	—	1
Stock-based compensation	—	—	2,195	—	2,195
Equity issued in exchange for services	—	—	30	—	30
Balances at September 30, 2019	76,150,920	$8	$384,628	$(358,141)	$26,495

Nine Months Ended September 30, 2019
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2018	54,035,538	$5	$200,417	$(88,436)	$111,986
Net loss	—	—	—	(269,705)	(269,705)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	26,425	—	4	—	4
Taxes paid related to net settlement on stock-based compensation	(79,900)	—	(799)	—	(799)
Stock-based compensation	—	—	6,747	—	6,747
Equity issued in exchange for services	—	—	90	—	90
Issuance of common stock in connection with Additional Term Loans	325,000	—	3,884	—	3,884
Public Warrants exchanged for common stock	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at September 30, 2019	76,150,920	$8	$384,628	$(358,141)	$26,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online food ordering platform, providing delivery, carryout and dine-in options, connecting restaurants and diners in cities across the United States. In January 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), which also operates an online food ordering platform. The Company connects diners and restaurants via Waitr’s website and mobile application (the “Waitr Platform”) and Bite Squad’s website and mobile application (the “Bite Squad Platform” and together with the Waitr Platform, the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

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

During the third quarter of 2020, the Company identified and corrected an immaterial error related to the understatement of an accrued medical contingency that affected previously issued consolidated financial statements. In order to present the impact of the updated estimated liability for the claim, previously issued financial statements have been revised. See Note 9 – Correction of Prior Period Error for additional details, including a summary of the revisions to certain previously reported financial information presented herein for comparative purposes.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency (see Note 9 – Correction of Prior Period Error);
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

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

Liquidity and Capital Resources

The Company sustained losses from its inception through the first quarter of 2020 and experienced declines in working capital through 2019, resulting from changes in market conditions in the online food ordering and delivery industry, particularly increased competition from other national delivery service providers. In addition, the Company invested heavily in sales and marketing efforts in 2019, further reducing its working capital and liquidity, until the suspension of such efforts in the fourth quarter of 2019. In 2020, the Company has deployed capital in a more strategic and conservative manner than in the prior years.

Management implemented several initiatives from late fiscal 2019 into 2020, with a focus on improving revenue per order, cash flow, profitability and liquidity. These initiatives, which included reductions of staff in November 2019 and January 2020, modifications to the Company’s fee structure, the closures of approximately 60 unprofitable, non-core markets in December 2019 and January 2020, and the switch to an independent contractor model for delivery drivers, have resulted in the positive results for the three and nine months ended September 30, 2020. Additionally, in March and May 2020, the Company entered into open market sale agreements with respect to at-the-market offering programs, pursuant to which the Company sold 23,698,720 shares of common stock during the nine months ended September 30, 2020 for net proceeds of approximately $47,574 (see Note 12 – Stockholders’ Equity). As of September 30, 2020, cash on hand was $77,136.

The Company’s working capital and liquid asset (cash on hand) positions as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Working capital	$56,068	$8,466
Liquid assets	77,136	29,317

  We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt.

Impact of COVID-19 on our Business

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services, and a prolonged recession or additional financial market corrections resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. Additionally, in response to the COVID-19 pandemic, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K.

Waitr has thus far been able to operate during the COVID-19 pandemic. Restrictions on in-restaurant dining have resulted in restaurants utilizing delivery services and has had a positive impact on our business. We have taken several steps to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during the COVID-19 outbreak, including offering no-contact delivery in select markets, offering no-contact grocery delivery in select markets, working with certain restaurant partners to waive diner delivery fees, deploying free marketing programs for certain restaurants and providing masks, gloves and hand sanitizer to drivers. We continue to monitor the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health and economic situation globally.

TABLE_CONTENTS

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

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for unlimited delivery, revenue is recognized when payment for the monthly subscription is received. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction fees	$52,618	$46,400	$156,851	$143,595
Setup and integration fees	23	2,731	437	4,834
Other	93	70	195	146
Total Revenue	$52,734	$49,201	$157,483	$148,575

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

The Company records a receivable when it has an unconditional right to the consideration. The balance of accounts receivable, net was $3,925 and $3,272 as of September 30, 2020 and December 31, 2019, respectively, comprised primarily of credit card receivables due from the credit card processor. These receivables are generally collected in one to six days from the date revenue is generated.

During the nine months ended September 30, 2019, the Company received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represented administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and did not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Revenue related to setup and integration fees was historically recognized ratably over a two-year period. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee.

The contract modifications in July 2019 and the effect of such modifications on our measure of progress towards the performance obligations resulted in accelerated recognition of deferred revenue related to the modified contracts. Included in revenue during the three months ended September 30, 2019 is a cumulative adjustment to setup and integration fee revenue of $3,005, which was included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320. Further, a portion of our capitalized contract costs pertaining to or allocable to terminated restaurant contracts was recognized in the third quarter of 2019, resulting in an impairment loss of $852. The July 2019 contract modifications had no impact on revenue during the three and nine months ended September 30, 2020.

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

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, the Company changed its estimate of the useful life of the asset for costs to obtain a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to obtain a contract from customers,

TABLE_CONTENTS

previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the three or nine months ended September 30, 2019.

Deferred costs related to obtaining contracts with restaurants were $2,291 and $701 as of September 30, 2020 and December 31, 2019, respectively, out of which $514 and $143, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $117 and $140 for the three months ended September 30, 2020 and 2019, respectively, and $264 and $591 for the nine months ended September 30, 2020 and 2019, respectively.

Costs to Fulfill a Contract with a Customer

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over the period of benefit.

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, the Company changed its estimate of the useful life of the asset for costs to fulfill a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to fulfill a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the three or nine months ended September 30, 2019.

Deferred costs related to fulfilling contracts with restaurants were $572 and $270 as of September 30, 2020 and December 31, 2019, respectively, out of which $129 and $56, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $28 and $224 for the three months ended September 30, 2020 and 2019, respectively, and $63 and $1,023 for the nine months ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation

The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized in our statement of operations ratably over the course of the requisite service period and is recorded in either operations and support, sales and marketing, research and development, or general and administrative expense, depending on the department of the recipient. The Company recognizes forfeitures of stock-based awards as they occur. In the case of an award pursuant to which a performance condition must be met for the award to vest, no stock-based compensation cost is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of change. Because of the non-cash nature of share-based compensation, it is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows.

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

Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. Based on the guidance in ASC 820, the Company uses a three-tier fair value hierarchy, prioritizing and defining the types of inputs used to measure fair value depending on the degree to which they are observable. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The levels are as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

TABLE_CONTENTS

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

Insurance Reserves

The Company maintains insurance coverage for business risks in customary amounts believed to be sufficient for our operations, including, but not limited to, workers’ compensation, auto and general liability. These plans contain various retention levels for which we provide accruals based on the aggregate of the liability for claims incurred and an estimate for claims incurred but not reported. We review our estimates of claims costs and adjust our estimates when appropriate.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt, resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim period within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company will subject to the requirements of ASU 2019-12 on January 1, 2021. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards will be initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement will be based on an estimate of the fair value of the equity instruments to be issued. ASU 2018-07 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period for which financial statements have not been issued or made available for issuance but not before an entity adopts ASC 606. The Company adopted this standard on January 1, 2020. The Company’s adoption of this ASU did not have a material impact on the unaudited condensed consolidated financial statements.

TABLE_CONTENTS

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company will no longer qualify as an emerging growth company on December 31, 2020 and will be subject to the requirements of ASU 2016-13 on January 1, 2021. The Company is currently evaluating the impact that adopting this ASU will have on the unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. In June 2020, the FASB issued ASU No. 2020-05, which amends the effective date of ASU No. 2016-02 to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. The Company will no longer qualify as an emerging growth company on December 31, 2020, and as a result, the relief granted under ASU 2020-05 will not apply and ASU No. 2016-02 is now effective for the Company on January 1, 2021. The Company is currently analyzing ASU 2016-02, including reviewing the standard, gathering information on the Company’s leasing activities, and drafting accounting policies. We are currently unable to estimate the impact of adopting ASU 2016-02 on our consolidated financial statements.

3.   Business Combinations

In January 2019, the Company completed the acquisition of Bite Squad (the “Bite Squad Merger”). Founded in 2012 and based in Minneapolis, Bite Squad operates an online food ordering platform, similar to Waitr’s Platform, through the Bite Squad Platform. Total merger consideration was $335,858, consisting of $197,404 paid in cash, the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock valued at $11.95 per share.

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

The results of operations of Bite Squad are included in our unaudited condensed financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss attributable to Bite Squad for the three months ended September 30, 2019 totaled approximately $23,996 and $196,205, respectively, and for the nine months ended September 30, 2019 totaled approximately $73,058 and $208,156, respectively.

In connection with the Bite Squad Merger, the Company incurred direct and incremental costs of $6,956, including debt modification expense of $375, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the nine months ended September 30, 2019.

TABLE_CONTENTS

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Bite Squad Merger had been consummated on January 1, 2019 are as follows (in thousands):

Nine Months Ended
September 30, 2019
Net Revenue	$152,861
Net Loss	271,366

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the period presented and are not indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to acquisition accounting adjustments and interest expense associated with the related Additional Term Loans (see Note 7 – Debt) in connection with the Bite Squad Merger. Acquisition costs and other non-recurring charges incurred are included in the period presented.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Credit card receivables	$3,855	$2,803
Receivables from restaurants and customers	375	950
Accounts receivable	$4,230	$3,753
Less: allowance for doubtful accounts and chargebacks	(305)	(481)
Accounts receivable, net	$3,925	$3,272

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

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$23,609	$(5,571)	$(11,823)	$6,215
Trademarks/Trade name/Patents	5,405	(3,076)	—	2,329
Customer Relationships	82,320	(10,072)	(57,378)	14,870
Total	$111,334	$(18,719)	$(69,201)	$23,414

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,223	$(4,113)	$(11,795)	$5,315
Trademarks/Trade name/Patents	5,405	(1,725)	—	3,680
Customer Relationships	82,343	(8,199)	(57,378)	16,766
Total	$108,971	$(14,037)	$(69,173)	$25,761

During the nine months ended September 30, 2020, the Company capitalized approximately $2,387 of software costs related to the development of the Platforms. The estimated useful life of the Company’s capitalized software costs is three years.

TABLE_CONTENTS

The Company recorded amortization expense of $1,581 and $4,328 for the three months ended September 30, 2020 and 2019, respectively, and $4,682 and $12,273 for the nine months ended September 30, 2020 and 2019, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2020	$2,660
2021	7,013
2022	4,273
2023	3,155
2024	2,635
Thereafter	3,673
Total future amortization	$23,409

Goodwill

The Company’s goodwill balance is as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Balance, beginning of period	$106,734	$1,408
Acquisitions during the period	—	224,538
Impairments during the period	—	(119,212)
Balance, end of period	$106,734	$106,734

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued advertising expenses	$83	$451
Accrued insurance expenses	2,305	949
Accrued estimated workers' compensation expenses	2,148	2,338
Accrued medical contingency	666	680
Accrued legal contingency	3,023	2,000
Accrued sales tax payable	544	681
Accrued incentive compensation	1,112	—
Other accrued expenses	4,363	3,469
Unclaimed property	1,510	1,131
Other current liabilities	1,272	1,594
Total other current liabilities	$17,026	$13,293

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Term Loans	$49,479	$69,545
Notes	49,504	61,132
Promissory notes	222	284
	$99,205	$130,961
Less: unamortized debt issuance costs on Term Loans	(4,000)	(5,115)
Less: unamortized debt issuance costs on Notes	(1,516)	(2,602)
Total long-term debt	$93,689	$123,244

Short-term loans	1,172	3,612
Total outstanding debt	$94,861	$126,856

TABLE_CONTENTS

The following discussion includes a description of the Company’s outstanding debt at September 30, 2020 and December 31, 2019. Interest expense related to the Company’s outstanding debt totaled $2,117 and $2,775 for the three months ended September 30, 2020 and 2019, respectively, and $7,521 and $6,570 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Amendments to Loan Agreements

On July 15, 2020, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “Amended Loan Agreements”), pursuant to which each of the Credit Agreement and the Convertible Notes Agreement was amended to provide that, upon the payment of $10,500 of the Term Loans under the Credit Agreement, the interest rates under the Amended Loan Agreements would be reduced by 200 basis points for a one-year period, so that the interest rate under the Credit Agreement will be 5.125% per annum and the interest rate under the Convertible Notes Agreement will be 4.0% per annum during such period, and the maturity dates under such agreements would be extended by one year to November 15, 2023. See Debt Facility and Notes below for definitions of certain capitalized terms included above and details on the payment of a portion of the Term Loans.

The Company evaluated the amendments in the Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for each of the Term Loans and Notes that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

Limited Waiver and Conversion Agreement

On May 1, 2020, the Company, Waitr Inc., Waitr Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (“Intermediate Holdings”), the lenders party to the Credit Agreement and Convertible Notes Agreement (the “Lenders”) and Luxor Capital Group, LP (“Luxor Capital”) entered into a Limited Waiver and Conversion Agreement (the “Waiver and Conversion Agreement”), pursuant to which the Lenders agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering (as defined in Note 12 – Stockholders’ Equity). In consideration of the prepayment waiver, the Company agreed that, regardless of whether any shares of the Company’s common stock were actually sold in the May 2020 ATM Offering, (i) the Company would prepay a portion of the Term Loans in the amount of $12,500 on the date that was sixty days after the Effective Date (as defined in the Waiver and Conversion Agreement) and (ii) the lenders under the Notes would be permitted to convert a portion of the outstanding principal amount of the Notes in the amount of $12,500 into shares of the Company’s common stock at a conversion rate of 746.269 shares of the Company’s common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020, the date immediately preceding the date of the Waiver and Conversion Agreement), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. See Debt Facility and Notes below for definitions of certain capitalized terms included above and details on the payment of a portion of the Term Loans and conversion of Notes.

The Company evaluated the amendments in the Waiver and Conversion Agreement under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate that equated the revised cash flows to the carrying amount of the original debt was computed and applied prospectively through July 15, 2020, the effective date of the Amended Loan Agreements.

Debt Facility

In November 2018, Waitr Inc., a Delaware corporation and wholly-owned indirect subsidiary of the Company, as borrower, entered into the Credit and Guaranty Agreement (as amended or otherwise modified from time to time, the “Credit Agreement”) with Luxor Capital, as administrative agent and collateral agent, the various lenders party thereto, Intermediate Holdings, and certain subsidiaries of Waitr Inc. as guarantors. The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) to Waitr Inc. in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement in January 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company.

On July 2, 2020, the Company made a payment of $12,500 on the Term Loans pursuant to the Waiver and Conversion Agreement, and on August 3, 2020, the Company made a payment of $10,500 on the Term Loans pursuant to the July 15, 2020 amendment to the Credit Agreement. Interest on borrowings under the Debt Facility accrued at a rate of 7.125% per annum from January 17, 2019 through August 3, 2020. The interest rate was reduced to 5.125% per annum on August 3, 2020, for a one-year period, in connection with the July 15, 2020 amendment to the Credit Agreement and related payment of the Term Loans. Interest is payable quarterly, in cash or, at the

TABLE_CONTENTS

election of the borrower, as a payment-in-kind. The quarterly interest payments due from September 30, 2019 through June 30, 2020 were paid in-kind and added to the aggregate principal balance. The aggregate principal amount of the Term Loans at September 30, 2020 totaled $49,479. The effective interest rate for borrowings on the Debt Facility, after considering the allocated discount, is approximately 9.49%.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of Intermediate Holdings, Waitr Inc. and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of September 30, 2020.

In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock. See Note 12 – Stockholders’ Equity for additional details.

Notes

In November 2018, the Company entered into the Credit Agreement (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”), pursuant to which the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) in the aggregate principal amount of $60,000 (the “Notes”).

The Notes originally had an interest rate of 1.0% per annum, paid quarterly in cash. Pursuant to an amendment to the Convertible Notes Agreement on May 21, 2019, the interest rate of the Notes was revised to 6.0%, and on August 3, 2020, the interest rate was revised to 4.0% per annum, for a one-year period, pursuant to the July 15, 2020 amendments to the Convertible Notes Agreement and Credit Agreement. Effective with the May 21, 2019 amendment to the Convertible Notes Agreement, the Company may elect to pay up to one-half of the dollar amount of an interest payment due in-kind. A portion of the quarterly interest payments due from June 30, 2019 through June 30, 2020 were paid in-kind and added to the aggregate principal balance. Pursuant to the Waiver and Conversion Agreement, Luxor converted $12,359 of the Notes into 9,222,978 shares of the Company’s common stock during the three months ended June 30, 2020 and $141 of the Notes into 105,384 shares of the Company’s common stock during the three months ended September 30, 2020. The aggregate principal amount of the Notes, after considering the impact of interest paid-in-kind and the conversions, totaled $49,504 as of September 30, 2020. The effective interest rate for borrowings on the Notes, after considering the allocated discount, is approximately 6.49%.

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

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement and applicable to Waitr Inc. and Intermediate Holdings (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of September 30, 2020.

Promissory Notes

In September 2019, the Company entered into an interest-free promissory note to fund a portion of an acquisition. The principal amount of the promissory note was initially $500, payable in 24 monthly installments, with payments expected to begin shortly after integration of the acquired assets onto the Company’s platform. The Company recorded the promissory note at its fair value of $452 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective interest rate at which the Company could obtain financing. On February 13, 2020, the Company entered into an amendment to the asset purchase agreement, whereby the promissory note was amended to $600, payable in 30 monthly installments, commencing on March 1, 2020. The current portion of the promissory note of $191 is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2020.

In October 2019, the Company entered into an interest-free promissory note to fund a portion of an additional acquisition. The principal amount of the promissory note is $100, payable in 24 monthly installments. The Company recorded the promissory note at its fair value of $90 and will impute interest over the life of the note using an interest rate of 10%, representing the estimated effective

TABLE_CONTENTS

interest rate at which the Company could obtain financing. The current portion of the promissory note of $42 is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2020.

Short-Term Loans

In June 2019, the Company entered into a loan agreement with First Insurance Funding to finance a portion of its annual insurance premium obligation. The principal amount of the loan was $5,032, payable in monthly installments, until maturity. The loan matured on April 1, 2020 and carried an annual interest rate of 4.08%. On May 16, 2020, the Company entered into an additional loan agreement with First Insurance Funding for $362 in principal amount, payable in ten monthly installments until maturity on February 28, 2021. The loan carries an annual interest rate of 3.49% and had an outstanding principal balance at September 30, 2020 of $182.

In November 2019, the Company entered into a loan agreement with BankDirect Capital Finance to finance a portion of its annual directors and officers insurance premium obligation. The principal amount of the loan was $1,993, payable in monthly installments, until maturity. The loan matured on August 15, 2020 and carried an annual interest rate of 4.15%.

In June 2020, the Company entered into a loan agreement with IPFS Corporation to finance a portion of its annual general liability insurance premium obligation. The principal amount of the loan is $1,354, payable in monthly installments beginning July 1, 2020, until maturity on May 31, 2021. The loan carries an annual interest rate of 3.99% and had an outstanding principal balance at September 30, 2020 of $990.

8.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $18 and $30 for the three months ended September 30, 2020 and 2019, respectively, and $52 and $60 for the nine months ended September 30, 2020 and 2019, respectively. The Company’s income tax expense is entirely related to taxes required on gross margins in Texas. A partial valuation allowance has been recorded as of September 30, 2020 and December 31, 2019 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

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

As of September 30, 2020, the Company recognized $807 in employer payroll tax deferrals under the CARES Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

9.    Correction of Prior Period Error

During the third quarter of 2020, the Company identified and corrected an error that affected previously issued consolidated financial statements. The error related to the understatement of an accrual for a workers’ compensation claim at December 31, 2018 (the “Medical Contingency”). The Company became liable for a claim due to the insolvency of a previous workers compensation insurer, Guarantee Insurance Company (“GIC”), and the subsequent determination by the Louisiana Insurance Guaranty Association, the agency created by the Louisiana insurance guaranty act to pay for claims of insolvent members (“LIGA”), that coverage was ineligible. During the third quarter of 2020, the Company discovered the error upon receipt of information from a third-party administrator regarding an increase in the estimated amount of loss exposure for the claim. Upon review of this information, management determined that the original estimate provided by this third-party administrator was not correct based on the information known at December 31, 2018 related to the severity of the Medical Contingency. As a result, the Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the accrued liability recorded at December 31, 2018 for the claim was understated by approximately $17,505, which resulted in additional expense for the year ended December 31, 2018 of $17,505.

The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon qualitative aspects of the error. However, as the error was large quantitatively, the Company determined that the cumulative

TABLE_CONTENTS

correction of this error would have a material effect on the financial results for the three and nine months ended September 30, 2020. Accordingly, in order to present the impact of the updated estimated liability for the claim, previously issued financial statements have been revised and are presented “As Revised” in the tables below. The cumulative impact of the error correction on the Company’s retained earnings and stockholders’ equity as of December 31, 2019 was a reduction of approximately $17,505. Any further changes in the Medical Contingency going forward are related to payments made in connection with the Medical Contingency. Additionally, any changes in the assumptions, including life span and medical condition related to the Medical Contingency would be considered a change in estimate. No such changes occurred during the year ended December 31, 2019 or the three and nine months ended September 30, 2020.

The revised estimated loss exposure would have been reflected in other expense in the consolidated statement of operations for the year ended December 31, 2018. The estimated loss exposure would have been reflected in other expense due to the one-time nature of the expense that the Company does not consider to be an ongoing part of its operations. The understatement of the loss exposure in fiscal 2018 did not have an impact to the consolidated statement of operations for any quarterly or annual period in 2019 or any quarterly period in 2020. The long-term portion of the related liability is included in the unaudited condensed consolidated balance sheets as accrued medical contingency, with the current portion included in other current liabilities, for the affected years. The Company’s liability for workers’ compensation claims incurred and an estimate for claims incurred but not yet reported (“IBNR”), other than the accrued medical contingency, remains in the accrued workers compensation liability line on the unaudited condensed consolidated balance sheet, with the current portion included in other current liabilities.

A summary of the effects of the error correction on reported amounts as of and for the years ended December 31, 2018 and 2019, the three months ended March 31, 2020 and 2019 and the six months ended June 30, 2020 and 2019 is presented below. The information in the tables below represents income statement, balance sheet and cash flow statement line items affected by the revision. As shown in the tables below, there was no impact to net cash provided by (used in) operating activities in any quarterly or annual period in 2019 or any quarterly period in 2020.

Revised Annual Financial Statements:

Revised Consolidated Statement of Operations (in thousands)

	Year Ended December 31, 2018
	As Reported	Adjustment	As Revised
Other expenses	$2	$17,505	$17,507
Net loss before income taxes	(34,738)	(17,505)	(52,243)
Net loss	(34,311)	(17,505)	(51,816)
Net loss per share - basic and diluted	$(2.18)	$(1.11)	$(3.29)

Revised Consolidated Cash Flow Statements (in thousands)

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(291,306)	$—	$(291,306)	$(34,311)	$(17,505)	$(51,816)
Changes in liabilities:
Accrued medical contingency	—	(680)	(680)	—	17,883	17,883
Accrued workers' compensation liability	(446)	285	(161)	(342)	(646)	(988)
Other current liabilities	(3,012)	395	(2,617)	4,213	268	4,481
Net cash used in operating activities	(73,477)	—	(73,477)	(15,842)	—	(15,842)

Revised Consolidated Balance Sheets (in thousands)

	December 31, 2019			December 31, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Other current liabilities	$12,630	$663	$13,293	$4,508	$268	$4,776
Total current liabilities	31,988	663	32,651	13,595	268	13,863
Accrued medical contingency - long term	—	17,203	17,203	—	17,883	17,883
Accrued workers' compensation liability - long term	463	(361)	102	908	(646)	262
Total liabilities	156,065	17,505	173,570	97,061	17,505	114,566
Accumulated deficit	(362,237)	(17,505)	(379,742)	(70,931)	(17,505)	(88,436)
Total stockholders' equity	22,908	(17,505)	5,403	129,491	(17,505)	111,986

TABLE_CONTENTS

Revised Interim Financial Statements:

Revised Consolidated Cash Flow Statements (unaudited) (in thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in liabilities:
Accrued medical contingency	$—	$(69)	$(69)	$—	$(484)	$(484)
Accrued workers' compensation liability	(69)	71	2	(176)	81	(95)
Other current liabilities	(155)	(2)	(157)	(2,093)	403	(1,690)
Net cash provided by (used in) operating activities	7,027	—	7,027	(12,687)	—	(12,687)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in liabilities:
Accrued medical contingency	$—	$(112)	$(112)	$—	$(545)	$(545)
Accrued workers' compensation liability	(117)	116	(1)	(305)	145	(160)
Other current liabilities	1,650	(4)	1,646	(2,441)	400	(2,041)
Net cash provided by (used in) operating activities	18,961	—	18,961	(34,351)	—	(34,351)

Revised Consolidated Balance Sheets (unaudited) (in thousands)

	June 30, 2020			June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Other current liabilities	$13,923	$659	$14,582	$12,597	$668	$13,265
Total current liabilities	44,532	659	45,191	39,120	668	39,788
Accrued medical contingency - long term	—	17,091	17,091	—	17,338	17,338
Accrued workers' compensation liability - long term	346	(245)	101	603	(501)	102
Total liabilities	148,688	17,505	166,193	159,422	17,505	176,927
Accumulated deficit	(353,686)	(17,505)	(371,191)	(120,532)	(17,505)	(138,037)
Total stockholders' equity	66,692	(17,505)	49,187	261,878	(17,505)	244,373

	March 31, 2020			March 31, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Other current liabilities	$12,125	$661	$12,786	$12,933	$671	$13,604
Total current liabilities	31,368	661	32,029	34,308	671	34,979
Accrued medical contingency - long term	—	17,134	17,134	—	17,399	17,399
Accrued workers' compensation liability - long term	394	(290)	104	733	(565)	168
Total liabilities	157,795	17,505	175,300	156,214	17,505	173,719
Accumulated deficit	(364,339)	(17,505)	(381,844)	(95,680)	(17,505)	(113,185)
Total stockholders' equity	27,673	(17,505)	10,168	235,866	(17,505)	218,361

10.   Commitments and Contingencies

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment related to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr Platform. The total asserted claim, plus estimated accrued interest and penalties, amounted to approximately $339 at June 30, 2020. The Company disagreed with the MDR’s assertion. Pursuant to a legislative ruling on this matter which went into effect on July 1, 2020, delivery fee revenue was determined to be a non-taxable transaction, resulting in the Company no longer having exposure for this claim. Accordingly, the assessed taxes are no longer due and the MDR abated all penalties related to such assessment.

Medical Contingency Claim

In November 2017, GIC, the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the

TABLE_CONTENTS

Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. LIGA determined that the Company’s enterprise value exceeded the $25,000 eligibility threshold for claims coverage. As such, LIGA assessed one of the Company’s outstanding claims as ineligible for coverage.

During the third quarter of 2020, the Company discovered an error upon the receipt of information from a third-party administrator regarding the estimated amount of loss exposure for a certain workers’ compensation claim (the Medical Contingency claim), and determined the original estimate provided by the third-party administrator was in error based on the information known at December 31, 2018. The Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the expense and accrued liability recorded at December 31, 2018 for the Medical Contingency claim were understated by approximately $17,505. In order to present the impact of the estimated liability for the claim, the Company’s previously issued financial statements have been revised. See Note 9 – Correction of Prior Period Error for additional details. The additional expense associated with the estimated loss exposure impacted 2018. As of September 30, 2020 and December 31, 2019, the long-term portion of the estimated Medical Contingency claim totaled $16,839 and $17,203, respectively, and is included in the unaudited condensed consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $666 and $680 as of September 30, 2020 and December 31, 2019, respectively, and is included in other current liabilities.

Workers Compensation and Auto Policy Claims

We establish a liability under our workers’ compensation and auto insurance policies for claims incurred and an estimate for IBNR claims. As of September 30, 2020 and December 31, 2019, $4,294 and $2,377, respectively, in outstanding workers’ compensation and auto policy claims are included in the unaudited condensed consolidated balance sheet. The short term portions of the liability for our workers’ compensation and auto insurance claims are included in other current liabilities.

Legal Matters

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. Waitr believes that the damages case lacks merit and that it has a defense to the infringement claims alleged. Waitr continues to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, would dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the motion and held a fairness hearing on August 19, 2020. The court approved a final judgment pursuant to which the Company would pay 873,720 shares of common stock to settle the lawsuits. In connection with the settlement, the Company accrued a $3,023 liability which is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2020. Included in the unaudited condensed consolidated statement of operations in other expenses for the three and nine months ended September 30, 2020 is an expense of $1,023 related to the settlement. The liability was settled upon the issuance of 873,720 shares of the Company’s common stock to the participating class members on October 7, 2020.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify.  The hearing for class certification is currently scheduled for July 2021. Waitr believes that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr intends to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division.  In the lawsuit, the plaintiff asserts

TABLE_CONTENTS

putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend this lawsuit.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers liability for potential damages in many of these matters, insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

11.   Stock-Based Awards and Cash-Based Awards

Stock-Based Awards

On June 16, 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “Amended 2018 Plan”), which is an amendment and restatement of the Waitr Holdings Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”). The Amended 2018 Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. The Amended 2018 Plan was adopted principally to serve as a successor plan to the 2018 Incentive Plan, and to increase the number of shares of common stock reserved for issuance of equity-based awards by 13,500,000 shares, which is in addition to the share reserve amount that remained available under the 2018 Incentive Plan prior to the adoption of the Amended 2018 Plan. Additionally, the Amended 2018 Plan extended the provision for automatic increases in shares reserved for issuance on January 1st of each year to January 1, 2030. The automatic increases each year are equal to 5% of the total number of outstanding shares of the Company’s common stock on December 31st of the preceding calendar year. As of September 30, 2020, there were 7,438,443 shares of common stock available for future grants pursuant to the Amended 2018 Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”).

Total compensation expense related to awards under the Company’s incentive plans was $1,728 and $2,195 for the three months ended September 30, 2020 and 2019, respectively, and $3,178 and $6,747 for the nine months ended September 30, 2020 and 2019, respectively.

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

There were no grants of stock options other than the Grimstad Option during the nine months ended September 30, 2020. As of September 30, 2020, there were 9,767,136 stock options outstanding under the Company’s incentive plans. Unrecognized compensation cost related to unvested stock options as of September 30, 2020 totaled $1,743, with a weighted average remaining vesting period of approximately 1.26 years.

TABLE_CONTENTS

Performance-Based Restricted Stock Units (“RSUs”)

On April 23, 2020, 3,134,325 performance based RSUs were granted under the 2018 Incentive Plan to Mr. Grimstad, with an aggregate grant date fair value of $3,542 (the “Grimstad RSU Grant”). The Grimstad RSU Grant vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company (the “Employment Agreement”), subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Restricted Stock Units with Time-Based Vesting

During the nine months ended September 30, 2020, 4,227,501 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan and the Amended 2018 Plan (with an aggregate grant fair value of value of $9,613), of which 1,400,000 RSUs were granted to non-employee directors vesting upon the earlier of June 30, 2021 and the date of the 2021 annual meeting of the Company’s stockholders and 2,827,501 RSUs were granted to employees and consultants vesting generally between one to three years of the date of grant. The RSU grants vest in various manners in accordance with the terms specified in the applicable RSU award agreements, all of which accelerate and vest upon a change of control. Unrecognized compensation cost related to unvested time-based RSUs as of September 30, 2020 totaled $8,433, with a weighted average remaining vesting period of approximately 1.75 years. For the nine months ended September 30, 2020, the activity for time-based RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	3,182,639	$1.42
Granted	4,227,501	2.27
Shares vested	(588,054)	1.94
Forfeitures	(1,903,984)	1.45
Nonvested at September 30, 2020	4,918,102	$2.08

Cash-Based Awards

Performance Bonus Agreement

On April 23, 2020, the Company entered into a performance bonus agreement with Mr. Grimstad. Pursuant to the bonus agreement, upon the occurrence of a change of control in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the change of control; provided, however, that in the event Mr. Grimstad terminates his employment for good reason or the Company terminates his employment other than for misconduct, Mr. Grimstad will be entitled to receive the Bonus provided the change of control occurs on or before January 3, 2022. Compensation expense related to the bonus agreement will not be recognized until such time that is probable that the performance goal will be achieved.

12.   Stockholders’ Equity

Common Stock

At September 30, 2020 and December 31, 2019, there were 249,000,000 shares of common stock authorized and 110,120,621 and 76,579,175 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of September 30, 2020 or December 31, 2019. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At September 30, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of September 30, 2020 or December 31, 2019.

TABLE_CONTENTS

At-the-Market Offerings

On March 20, 2020, the Company entered into an open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $25,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the agreement were made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. From March 20, 2020 through May 1, 2020, the Company sold 14,262,305 shares of common stock under the ATM Program at an average price of $1.28 per share, for gross proceeds of $18,314. Net proceeds, after deducting sales commissions, totaled $18,024. The ATM Program was terminated on May 1, 2020 when the Company entered into the May 2020 ATM Program (defined below), with approximately $6,686 out of the aggregate $25,000 remaining unsold.

On May 1, 2020, the Company entered into an amendment and restatement of the open market sale agreement associated with its March 20, 2020 ATM Program, with respect to an at-the-market offering program (the “May 2020 ATM Program”), under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $30,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the amended and restated agreement were made pursuant to the Company’s registration statement on Form S-3 described above. From May 1, 2020 through July 10, 2020, the Company sold 9,436,415 shares of common stock under the May 2020 ATM Program at an average price of $3.18 per share, for gross proceeds of $30,000. Net proceeds, after deducting sales commissions, totaled $29,550.

Conversion of Notes

During the nine months ended September 30, 2020, in connection with the Waiver and Conversion Agreement, Luxor converted $12,500 of the Notes into 9,328,362 shares of the Company’s common stock (see Note 7 – Debt).

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

13.   Fair Value Measurements

At September 30, 2020 and December 31, 2019, the Company had an outstanding medical contingency claim which is measured at fair value on a recurring basis (see Note 10 – Commitments and Contingencies). The long-term portion of the liability for such claim is included in the unaudited condensed consolidated balance sheets under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim is measured at fair value using a method that incorporates life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement includes factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows are discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.

The medical contingency claim analysis represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimate. The inputs used in the measurement, particularly life expectancy and projected medical costs, are sensitive inputs to the measurement and changes to either could result in significantly higher or lower fair value measurements. The Company utilized historical transactional data regarding the claim, along with projections for future comprehensive medical care costs. These inputs required significant judgments and estimates at the time of the valuation.

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$(17,505)	$(17,505)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$(17,883)	$(17,883)

TABLE_CONTENTS

The Company had no assets required to be measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019. During the nine months ended September 30, 2020, the Company did not make any transfers between the levels of the fair value hierarchy. Adjustments to the accrued medical contingency are recognized in other expense on the condensed consolidated statement of operations.

The following table presents a reconciliation of liabilities classified as Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance, beginning of the period	$17,767	$18,023	$17,883	$18,167
Increases/additions	—	—	—	—
Reductions/settlements	(262)	(61)	(378)	(205)
Balance, end of the period	$17,505	$17,962	$17,505	$17,962

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions (see Note 3 – Business Combinations).

14.   Earnings (Loss) Per Share Attributable to Common Stockholders

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, including stock options, restricted stock awards, restricted stock units and warrants, except in cases where the effect of the common stock equivalent would be antidilutive.

During 2019, the Company calculated basic and diluted earnings (loss) per share using the two-class method. Participating securities during 2019 consisted of restricted stock awards which contained rights to receive non-forfeitable dividends. The Company had net losses during the three and nine months ended September 30, 2019, and accordingly, pursuant to the guidance under ASC 260, a portion of the net losses was not allocated to such securities under the two-class method. During 2020, there were no remaining outstanding restricted stock awards and no other securities classified as participating securities.

The calculation of basic and diluted earnings (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings per Share:
Net income (loss)	$4,644	$(220,104)	$13,195	$(269,705)
Gain on debt extinguishment recorded as a capital contribution	—	—	—	1,897
Net income (loss) attributable to common stockholders - basic	$4,644	$(220,104)	$13,195	$(267,808)
Weighted average number of shares outstanding - basic	109,181,847	76,145,317	93,763,069	71,071,777
Basic earnings (loss) per common share	$0.04	$(2.89)	$0.14	$(3.77)

Diluted Earnings per Share:
Net income (loss)	$4,644	(220,104)	$13,195	$(269,705)
Gain on debt extinguishment recorded as a capital contribution	—	—	—	1,897
Net income (loss) attributable to common stockholders - diluted	$4,644	$(220,104)	$13,195	$(267,808)
Weighted average number of shares outstanding – diluted	123,785,750	76,145,317	102,519,454	71,071,777
Diluted earnings (loss) per common share	$0.04	$(2.89)	$0.13	$(3.77)

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes.

TABLE_CONTENTS

The following table includes potentially dilutive common stock equivalents as of September 30, 2020 and 2019. The Company generated a net loss attributable to the Company’s common stockholders for the three and nine months ended September 30, 2019. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be antidilutive on the net loss. For the three and nine months ended September 30, 2020, 70,045 stock options were considered anti-dilutive because the exercise price of the options exceeded the average market price of the Company’s common stock for such periods, and as a result, the effect of these options in not considered in the diluted earnings per share for such periods. At September 30, 2020, antidilutive restricted stock units of 34,974 were excluded from the computation of diluted earnings per share based on the treasury stock method.

	As of September 30,
	2020	2019
Potentially dilutive securities:
Stock Options	9,767,136	664,679
Restricted Stock Units	8,052,427	2,956,528
Warrants (1)	399,726	399,726
Potentially dilutive securities at period end	18,219,289	4,020,933

(1)	Includes the Debt Warrants as of September 30, 2020 and 2019. See Note 12 – Stockholders’ Equity for additional details.

15.   Related-Party Transactions

In November 2018, the Company entered into the Credit Agreement, and in January 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement, with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On each of May 21, 2019 and July 15, 2020, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into the Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. See Note 7 – Debt for additional details regarding these transactions. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

During the period from January 1, 2020 through July 31, 2020, the Company reimbursed C Grimstad and Associates, a company owned by our chief executive officer (“CGA”), $262 for certain of its consultants that provided consulting services to the Company during this period. As of July 1, 2020, CGA is no longer providing consulting services and CGA did not mark-up or profit from these reimbursement transactions.

During the nine months ended September 30, 2020, Jefferies Financial Group (“JFG”) beneficially owned more than 5% of our common stock at certain points of time. In conjunction with our ATM offering during this nine month period, JFG served as our sales agent for which we paid $740.

TABLE_CONTENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and with the audited consolidated financial statements included in the Company’s 2019 Form 10-K filed with the SEC on March 16, 2020. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences are set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements”. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted.

Overview

Waitr operates an online food ordering platform, providing delivery, carryout and dine-in options, connecting local restaurants and diners in cities across the United States. Our strategy is to bring delivery, carryout and dine-in infrastructure to underserved populations of restaurants and diners and establish market leadership positions in the markets in which we operate. In January 2019, we completed the acquisition of Bite Squad, an online food ordering platform with operations similar to those of Waitr. Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. In October 2020, we diversified our product offering beyond food delivery with the launch of tableside service technology for restaurants.

At September 30, 2020, we had over 19,000 restaurants, in over 700 cities, on the Platforms. Average Daily Orders for the three months ended September 30, 2020 and 2019 were approximately 39,880 and 48,155, respectively, and revenue was $52,734 and $49,201, respectively. For the nine months ended September 30, 2020 and 2019, Average Daily Orders were approximately 40,563 and 53,579, respectively, and revenue was $157,483 and $148,575, respectively.

During the first half of 2020, we implemented various strategic initiatives, with a focus on improving revenue per order, costs per order, operating cash flow, profitability and liquidity, including the successful completion of a switch to an independent contractor model for delivery drivers. We focused efforts on operational improvements through the streamlining of operations, support and sales and marketing functions and offered new and enhanced service offerings to our restaurant partners. During the third quarter of 2020, we continued to work with new and existing restaurant partners to boost delivery potential by providing value-added marketing and support services. The implementation of these initiatives resulted in profitable results for the three and nine months ended September 30, 2020. Slightly offsetting these positive results was a decline in order volumes and revenue during the third quarter of 2020 as compared to the second quarter of 2020, due to a number of factors, including without limitation severe weather-related events which temporarily suspended operations in certain markets we operate in, an easing of COVID-19 restrictions on in-restaurant dining, as well as the economic effects of the prolonged COVID-19 pandemic.

Sales of our common stock pursuant to our ATM Program launched in March and May 2020, along with the implementation of the initiatives discussed above, resulted in increases in our working capital and liquid assets as of September 30, 2020. At the completion of our ATM Program on July 10, 2020, we had sold a total of 23,698,720 shares of common stock for net proceeds of approximately $47,574. We continue to evaluate additional opportunities to further strengthen our liquidity position, fund growth initiatives and/or combine with other businesses to complement our operating cash flows as we pursue our long-term growth plans.

COVID-19 Update

In March 2020, as the COVID-19 pandemic became more widespread in the U.S., we launched several initiatives to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during these unprecedented times, including offering no-contact delivery in select markets for certain restaurant delivery orders; offering no-contact grocery delivery in select markets; working with certain restaurant partners to waive diner delivery fees; deploying free marketing programs for certain restaurants; and providing masks, gloves and hand sanitizer to drivers. Additionally, in early April 2020, we expanded our delivery areas to further support our restaurant partners and diners. We have experienced a significant increase in the number of new independent contractor driver applications during the last six months, providing us the sufficient capacity to satisfy additional delivery and carryout demand from restaurant partners and diners.

We have thus far been able to operate effectively during the COVID-19 pandemic. In early March 2020, we initially experienced declines in order volumes over an approximate three-week period, as restaurant and diner routines were disrupted by state-mandated stay-at-home orders and business closures. In mid-to-late-March, however, we began to experience steady improvements in our order volumes and experienced an approximate 18% increase in average daily orders during the second quarter of 2020 as compared to the first

TABLE_CONTENTS

quarter of 2020. Restrictions on in-restaurant dining resulted in restaurants utilizing delivery services, which in turn had a positive impact on our business.

The potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services. In addition, a prolonged recession or additional financial market corrections resulting from the spread of COVID-19, including an increase in the number of COVID-19 cases, could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. The Company periodically engages third-parties to assist management in various fair value estimations.

Significant estimates and judgements relied upon in preparing these condensed consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2019 Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the nine months ended September 30, 2020. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

We will no longer qualify as an emerging growth company on December 31, 2020. At such time, we will no longer have the option to take advantage of the applicable exemptions described above and will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

TABLE_CONTENTS

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

Changes in Fee Structure.   Since 2017, our fee structure evolved gradually from a per transaction fee plus a percentage of the food sale amount to one based exclusively on a percentage of the food sale amount. In early 2018, we also established a multi-tier fee structure, allowing restaurants to elect to pay a higher fee rate in lieu of paying a one-time set-up and integration fee. Additionally, we initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr Platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. We continue to review and update our rate structure, as necessary, as we look to offer new and enhanced value-adding services to our restaurant partners.

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we have generally experienced a relative increase in order frequency from September to March and a relative decrease in diner activity from April to August primarily as a result of weather patterns, summer breaks and other vacation periods. In addition, restaurants tend to close on certain holidays, including Thanksgiving and Christmas Eve-Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, snowstorms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. Consequently, our results between quarters, or between periods may vary as a result of prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather and the timing of certain holidays. As shown in our results of operations for the nine months ended September 30, 2020, the COVID-19 pandemic has had an impact on our historical seasonality trends.

Acquisition Pipeline.   We actively maintain and evaluate a pipeline of potential acquisitions and may be acquisitive in the future. Future business acquisitions may impact the comparability of our results in future periods with those for prior periods.

Key Factors Affecting Our Performance

Efficient Market Expansion and Penetration.   Our continued revenue growth and improved cash flow and profitability is dependent on successful penetration of our markets and achieving our targeted scale in current and future markets. Failure in achieving positive market-level operating margins (exclusive of indirect and corporate overhead costs) could adversely affect our working capital, which in turn, could slow our growth plans.

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

TABLE_CONTENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics (1)	2020	2019	2020	2019
Active Diners (as of period end)	2,005,760	2,393,063	2,005,760	2,393,063
Average Daily Orders	39,880	48,155	40,563	53,579
Gross Food Sales (dollars in thousands)	$153,532	$161,390	$462,089	$514,835
Average Order Size (in dollars)	$41.85	$36.43	$41.58	$36.12
(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants (determined as a percentage of the total food sales, net of any diner promotions or refunds to diners) and diner fees (less any discounts).

Cost and Expenses:

Operations and Support.   Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including independent contractor drivers, as well as city/market managers, restaurant onboarding, photography, and driver logistics personnel, as well as payment processing costs for customer orders.

Sales and Marketing.   Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for sales and sales support personnel, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display, team sponsorships and print marketing.

Research and Development.   Research and development expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platforms. This expense also includes such items as software subscriptions that are necessary for the upkeep and maintenance of the Platforms.

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

TABLE_CONTENTS

Other Expenses (Income) and Losses (Gains), Net.   Other expenses (income) and losses (gains), net, primarily includes accruals for legal contingencies, interest expense on outstanding debt and interest income on cash and money market deposits, and any other items not considered to be incurred in the normal operations of the business.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages (1))	2020	% of Revenue	2019	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue	$52,734	100%	$49,201	100%	$157,483	100%	$148,575	100%
Costs and expenses:
Operations and support	27,409	52%	37,289	76%	84,321	54%	113,170	76%
Sales and marketing	3,288	6%	15,953	32%	8,854	6%	41,615	28%
Research and development	820	2%	1,920	4%	3,457	2%	6,009	4%
General and administrative	11,380	22%	12,817	26%	32,252	20%	44,115	30%
Depreciation and amortization	2,103	4%	4,851	10%	6,242	4%	13,791	9%
Goodwill impairment	—	0%	119,212	242%	—	0%	119,212	80%
Intangible and other asset impairments	—	0%	72,917	148%	29	0%	72,935	49%
Loss on disposal of assets	4	0%	11	0%	15	0%	26	0%
Total costs and expenses	45,004	85%	264,970	539%	135,170	86%	410,873	277%
Income (loss) from operations	7,730	15%	(215,769)	(439%)	22,313	14%	(262,298)	(177%)
Other expenses (income) and losses (gains), net:
Interest expense	2,117	4%	2,775	6%	7,521	5%	6,570	4%
Interest income	(14)	0%	(297)	(1%)	(95)	0%	(877)	(1%)
Other expense	965	2%	1,827	4%	1,640	1%	1,654	1%
Net income (loss) before income taxes	4,662	9%	(220,074)	(447%)	13,247	8%	(269,645)	(181%)
Income tax expense	18	0%	30	0%	52	0%	60	0%
Net income (loss)	$4,644	9%	$(220,104)	(447%)	$13,195	8%	$(269,705)	(182%)

The following section includes a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019. The results of operations of Bite Squad are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part I, Item 1, Note 3 – Business Combinations).

Revenue

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$52,734	$49,201	7%	$157,483	$148,575	6%

Revenue increased for the three and nine months and ended September 30, 2020 compared to September 30, 2019, primarily as a result of improved revenue per order. Included in revenue for the three and nine months ended September 30, 2019 is $3,005 related to a cumulative adjustment to setup and integration fee revenue as a result of contract modifications made in July 2019 and the effect of such modifications on our measure of progress towards the performance obligations. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320.

While Average Daily Orders decreased in the three months ended September 30, 2020 compared to September 30, 2019, the Average Order Size increased to $41.85 from $36.43, an improvement of 15%. For the nine months ended September 30, 2020, Average Daily Orders decreased compared to September 30, 2019, with Average Order Size increasing to $41.58 from $36.12, an improvement of 15%.

TABLE_CONTENTS

Operations and Support

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Operations and support	$27,409	$37,289	(26%)	$84,321	$113,170	(25%)
As a percentage of revenue	52%	76%		54%	76%

Operations and support expense decreased in dollar terms and as a percentage of revenue for the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily as a result of lower driver operations costs, as well as the implementation of initiatives to realize synergies from the Bite Squad Merger, including staff reductions and the consolidation of operations and support functions.

Sales and Marketing

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,288	$15,953	(79%)	$8,854	$41,615	(79%)
As a percentage of revenue	6%	32%		6%	28%

Sales and marketing expense decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily as a result of decreased advertising spend of approximately $9,430 and $22,808, respectively, as well as staff reductions and the consolidation of sales and marketing functions in the second half of 2019 and early 2020.

Research and Development

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$820	$1,920	(57%)	$3,457	$6,009	(42%)
As a percentage of revenue	2%	4%		2%	4%

Research and development expense decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily due to the capitalization of increased software development costs during the 2020 periods.

General and Administrative

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$11,380	$12,817	(11%)	$32,252	$44,115	(27%)
As a percentage of revenue	22%	26%		20%	30%

General and administrative expense decreased in dollar terms and as a percentage of revenue in the three months ended September 30, 2020 compared to September 2019, due to decreased travel and entertainment in 2020 and severance payments in the 2019 period incurred in connection with the departure of certain executives of the Company.

General and administrative expense decreased in dollar terms and as a percentage of revenue in the nine months September 30, 2020 compared to September 30, 2019, due to decreased stock-based compensation expenses and decreased travel and entertainment in 2020. Additionally, included in general and administrative expense during the nine months ended September 30, 2019 are $6,956 of business combination-related professional and other costs associated with the Bite Squad Merger.

TABLE_CONTENTS

Depreciation and Amortization

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$2,103	$4,851	(57%)	$6,242	$13,791	(55%)
As a percentage of revenue	4%	10%		4%	9%

Depreciation and amortization expense decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily as a result of the write-down of the carrying value of intangible assets to their implied fair values in September 2019 in connection with the Company’s goodwill impairment analysis.

Goodwill Impairment

During the three and nine months ended September 30, 2019, we recognized a non-cash goodwill impairment charge of $119,212 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price in 2019, resulting in a market capitalization that was significantly lower than the carrying value of the Company’s consolidated stockholders’ equity.

Intangible and Other Asset Impairments

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Intangible and other asset impairments	$—	$72,917	(100%)	$29	$72,935	(100%)
As a percentage of revenue	—	148%		—	49%

The sustained decline in the Company’s stock price during 2019 resulted in a non-cash intangible asset impairment charge in the three and nine months ended September 30, 2019 of $71,982 to write down the carrying value of certain intangible assets to their implied fair values. The impairment charge included the write-offs of capitalized contracts costs of $3,815, customer relationships of $57,295 and developed technology of $10,872. During the three and nine months ended September 30, 2019, we recognized $852 in impairment charges related to non-recoverable capitalized costs to obtain and fulfill contracts as a result of the termination by certain restaurants of their contracts in connection with the modified fee structure introduced by the Company in July 2019.

Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Other expenses (income) and losses (gains), net	$3,068	$4,305	(29%)	$9,066	$7,347	23%
As a percentage of revenue	6%	9%		6%	5%

Other expenses (income) and losses (gains), net for the three and nine months ended September 30, 2020 primarily consisted of interest expense of $2,088 and $7,413, respectively, associated with the Term Loans and Notes, and a $1,023 stock-based compensation expense accrual related to the settlement of the Halley and Montgomery legal contingencies (see Part II, Item 1. Legal Proceedings). Other expenses (income) and losses (gains), net for the three and nine months ended September 30, 2019 primarily consisted of $2,717 and $6,499, respectively, of interest expense associated with the Term Loans and Notes and a $2,000 stock-based compensation expense accrual related to the Halley and Montgomery legal contingencies.

Income Tax Expense

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$18	$30	(40%)	$52	$60	(13%)

Income tax expense during the three and nine months ended September 30, 2020 and 2019 was entirely related to taxes required on gross margins in Texas. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

TABLE_CONTENTS

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash on hand of approximately $77,136. Our primary sources of liquidity to date have been proceeds from the issuance of stock, long-term convertible debt, term loans and the cash assumed in connection with the business combination with Landcadia Holdings, Inc. in November 2018.

The implementation of various initiatives throughout 2020, with a focus on improving revenue per order, costs per order, cash flow, operations and liquidity, resulted in positive results for the Company during the nine months ended September 30, 2020. Additionally, proceeds from the sales of our common stock pursuant to our ATM Program launched in March and May 2020 enhanced our liquidity position at September 30, 2020. We used a portion of the proceeds to repay our debt obligations, as discussed below, and intend to use the remaining proceeds for working capital and general corporate purposes, and to further enhance our ability to resume execution of our operational and growth initiatives.

On July 2, 2020, the Company made a payment of $12,500 on the Term Loans in connection with the Waiver and Conversion Agreement, and on August 3, 2020, the Company made a payment of $10,500 on the Term Loans pursuant to the Amended Loan Agreements, resulting in a reduction of the interest rates under the Term Loans and Notes by 200 basis points for a one-year period, to 5.125% and 4.0% per annum, respectively, and the extension of the maturity dates under the Credit Agreement and Convertible Notes Agreement by one year to November 15, 2023. We had total outstanding long-term debt of $99,205 as of September 30, 2020, consisting of $49,479 of Term Loans, $49,504 of Notes and $222 of promissory notes. Short-term debt as of September 30, 2020 included $1,172 of loans for insurance financing.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We expect to continue to utilize proceeds from our ATM Program to support our ongoing working capital requirements. We may also use a portion of the net proceeds to repay additional debt or to acquire or invest in complementary businesses, products and technologies, although we have no current commitments or agreements with respect to any material acquisitions as of the date of this filing. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, we have been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic on the economy and on our business, in particular, may be difficult to assess or predict.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$29,586	$(51,311)
Net cash used in investing activities	(3,629)	(195,452)
Net cash provided by financing activities	21,862	89,621

Cash Flows Provided By (Used In) Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $29,586, compared to net cash used in operating activities of $51,311 for the nine months ended September 30, 2019, primarily reflecting the effects of the implementation of various initiatives aimed at improving operations. Additionally, operating activities during the nine months ended September 30, 2019 included the payment of business combination-related expenses of $6,956.

Cash Flows Used In Investing Activities

For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $3,629 and $195,452, respectively. Investing activities included the purchase of property and equipment of $968 and $1,493 for the nine months ended September 30, 2020 and 2019, respectively, and costs associated with internally developed software of $2,387 and $1,096 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, investing activities also included of $192,568 for the acquisition of Bite Squad.

TABLE_CONTENTS

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

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $21,862, primarily reflecting $47,574 of net proceeds from the sales of common stock under the Company’s ATM Program and $1,906 of proceeds from short-term loans, less $22,594 of payments on the Term Loans and $4,336 of payments on short-term loans. For the nine months ended September 30, 2019, net cash provided by financing activities was $89,621, primarily reflecting net proceeds from the issuance of common stock of $45,823, proceeds from the issuance of the Additional Term Loans of $42,080 and $5,032 of proceeds from a short-term loan for the Company’s annual insurance premium financing, less $2,509 of payments on short-term loans.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2020, the Company’s outstanding debt obligations were reduced by $12,500 in connection with the conversion of Notes pursuant to the Waiver and Conversion Agreement. Additionally, as discussed above, the Company made payments on the Term Loans in July 2020 and August 2020, of $12,500 and $10,500, respectively. The $10,500 payment resulted in a reduction of the interest rates under the Term Loans and Notes by 200 basis points for a one-year period, to 5.125% and 4.0% per annum, respectively, and the extension of the maturity dates under the Credit Agreement and Convertible Notes Agreement by one year to November 15, 2023.

During the third quarter of 2020, the Company’s estimated amount of loss exposure for a medical contingency increased by approximately $17,505 in conjunction with a correction of a prior period error. See Part I, Item 1, Note 9 – Correction of Prior Period Error for additional information. As of September 30, 2020, the long-term portion of the claim totaled $16,839. Based on current information available to the Company, annual payments for the medical contingency claim are not expected to be material to the Company’s liquidity or financial position.

As of the date of the filing of this Form 10-Q, other than the aforementioned Term Loan payments, Notes conversions and interest rate and maturity date revisions, there have been no significant changes to the Company’s total contractual obligations disclosed in the 2019 Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs and expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2019 Form 10-K (Part I, Item 1A, Risk Factors), and in our subsequent quarterly reports (Part II, Item 1A. Risk Factors):

•	general economic and business risks affecting our industry that are largely beyond our control;
•	the impact of the COVID-19 pandemic, including a prolonged recession or additional financial market corrections resulting from the spread of COVID-19;
•	our limited operational history and development risks associated with the development of any new business;
•	failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms;
•	loss of restaurants on the Platforms, including due to changes in our fee structure;
•	declines in our delivery service levels or lack of increases in business for restaurants;
•	inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•	failure of restaurants in our networks to maintain their service levels;

TABLE_CONTENTS

•	seasonality and the impact of inclement weather, including major hurricanes, tropical cyclones, and other instances of severe weather and other natural phenomena;
•	inability to grow at historical growth rates or achieve profitability;
•	inability to manage growth and meet demand;
•	economic downturns or other events (such as the scope, scale and duration of the impact of COVID-19, or similar widespread health/pandemic outbreaks);
•	prioritization of experience of restaurants and diners over short-term profitability;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	potential liability and expenses for existing and future legal claims, including claims that may exceed insurance coverage or are not insured against;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by our diners, independent contractor drivers or the restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	the highly competitive and fragmented nature of our industry;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	inability to attract diners and convert them into Active Diners (as defined under Key Business Metrics below) making orders in a cost-effective manner;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	driver shortages and increases in driver compensation;
•	increases in food, labor, fuel and other costs;
•	plans to make acquisitions;
•	federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters;
•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	our use of open source software;
•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees;
•	failure of the independent contractor drivers to meet contractual obligations or otherwise perform in a manner consistent with stated requirements;
•	determination by regulators or judicial process in jurisdictions in which we conduct business that the independent contractor drivers would be deemed our employees, especially in light of AB5;
•	requirements of being a public company; and
•	changes to the Fair Labor Standards Act of 1938 and state minimum wage laws raising minimum wages or eliminating tip credit in calculating wages.

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

Interest Rate Risk

As of November 9, 2020, we had outstanding interest-bearing long-term debt totaling $98,983, consisting of $49,479 of Term Loans and $49,504 of Notes. The interest rates under the Term Loans and Notes were reduced by 200 basis points for a one-year period, effective August 3, 2020, in connection with amendments to the loan agreements and a payment on the Term Loans. Although the interest rates decreased on August 3, 2020, we are not currently exposed to interest rate risk on our outstanding debt, as the new rates are

TABLE_CONTENTS

set to revert back to the rates in effect prior to the amendments. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of September 30, 2020.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. Waitr believes that the damages case lacks merit and that it has a defense to the infringement claims alleged. Waitr continues to vigorously defend the suit.

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”), and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, would dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the motion and held a fairness hearing on August 19, 2020. The court approved a final judgment pursuant to which the Company would pay 873,720 shares of common stock to settle the lawsuits. In connection with the settlement, the Company accrued a $3,023 liability which is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2020. Included in the unaudited condensed consolidated statement of operations in other expenses for the three and nine months ended September 30, 2020 is an expense of $1,023 related to the settlement.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify.  The hearing for class certification is currently scheduled for July 2021. Waitr believes that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr intends to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend this lawsuit.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance that generally covers liability for potential damages in many of these matters, insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies a test to determine whether a worker is an employee or independent contractor under California law. While the Company does not operate in California, the Company has and expects to receive an increased number of misclassification claims from other states that may be inclined to follow AB5 and there can be no assurance that any claim will not be combined into a collective or class action. Nonetheless, the Company believes that its approach to classification is supported by the law and intends to defend itself vigorously in these matters. As of the date of this filing, we do not believe that any of these claims will have a material impact on our financial condition. See “Item 1A. Risk Factors.”

TABLE_CONTENTS

Item 1A. Risk Factors

The following updates the Risk Factors included in the 2019 Form 10-K. Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2019 Form 10-K.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

In December 2019, an outbreak of a new strain of coronavirus, COVID-19, began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services, and a prolonged recession or additional financial market corrections resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. Additionally, in response to the COVID-19 pandemic, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2019 Form 10-K. We are closely monitoring the impact of the COVID-19 global outbreak and lifting of any restrictions, although there remains significant uncertainty related to the public health and economic situation globally.

We are subject to a variety of risks relating to our relationships with the independent contractor drivers, shortages of available drivers, adverse conditions impacting drivers, and possible increases in driver compensation.

During the nine months ended September 30, 2020, we terminated our employee drivers and outsourced our driver function to Delivery Logistics, LLC, our wholly-owned subsidiary (“Delivery Logistics”), who provides us with independent contractor drivers. While we implemented this change in a way intended to ensure that the drivers are indeed independent contractors under applicable law and regulation, certain state and local governmental authorities have recently initiated efforts to classify independent contractors performing driver jobs as employees. In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies an employee-friendly test to determine whether a worker is an employee or independent contractor under California law. While the Company does not operate in California, the Company has and expects to receive an increased number of misclassification claims from other states that may be inclined to follow AB5 and there can be no assurance that any claim will not be combined into a collective or class action. These regulatory actions and/or increased scrutiny could result in increased costs and burdens for the Company.

The change in composition of our driver base could also result in a degradation of service provided by contracted delivery drivers, and an increase in the turnover rates of delivery drivers. If Delivery Logistics is unable to attract and retain a sufficient number of independent contractor drivers, we could face difficulty meeting consumer order demands or be forced to forego business that would otherwise be available to us, which could adversely affect our profitability and ability to maintain or grow our business.

Shortages of available drivers could require us to spend more to procure driver services and could create shortages at peak order times. We could face a challenge with having enough qualified drivers primarily due to intense market competition, which may subject us to increased payments for independent contractor driver rates that would negatively impact our profitability.

Further, with respect to independent contractor drivers, shortages can result from the absence of long-term contracts along with other contractual terms or policies that make contracting with Delivery Logistics less desirable to certain independent contractor drivers. In addition, the “on-call” or “on-demand” nature of the way that we ask independent contractor drivers to pick up shifts during busy times may result in difficulties procuring such independent contractor drivers when we need that labor most. Such a shortage could result in material harm to our business or reputation.

The financial condition and operating costs of the independent contractor drivers are affected by conditions and events that are beyond our control and may also be beyond their control. Adverse changes in the financial condition of independent contractor drivers or increases in their car ownership or operating costs could cause them to seek higher revenues or to cease their business relationships with Delivery Logistics. The prices that we charge our diners could be impacted by these circumstances, which may in turn limit pricing flexibility with diners, resulting in fewer delivery orders and decreasing our revenues.

Independent contractor drivers may utilize shirts and food carrier equipment bearing our trade names and trademarks; however, it is not required. If one of the independent contractor drivers is subject to negative publicity, it could negatively reflect on us and have a material and adverse effect on our business, brand and financial performance. Under certain state laws, we could also be subject to allegations of liability for the activities of the independent contractor drivers.

TABLE_CONTENTS

As independent business owners, independent contractor drivers may make business or personal decisions that conflict with our best interests. For example, if an order is unprofitable, route distance is further than desired or personal scheduling conflicts arise, an independent contractor driver may deny orders from time to time. In these circumstances, we must be able to timely deliver food orders to maintain relationships with diners and restaurants on the Platforms. The unwillingness of independent contractor drivers to perform their services when and where they are needed could adversely harm our financial performance and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2020, the Company issued 873,720 shares of common stock pursuant to a court ordered settlement in connection with two lawsuits. See “Part II, Item 1. Legal Proceedings” for additional information. The shares were offered in reliance on the exemption from registration afforded by Section 3(a)(10) of the Securities Act. No commissions were paid in connection with the share issuance.

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

Dated: November 9, 2020	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)