Form 10-K
period 2020-12-31
Waitr Holdings Inc.
filed 2021-03-08
CIK 1653247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $269,266,004.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2021 was 111,523,854.

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

Item 1. Business

Overview

Waitr Holdings Inc. (together with its wholly owned subsidiaries, the “Company,” “Waitr,” “we,” “our” or “us”) operates an online ordering technology platform, including the Waitr and Bite Squad mobile applications (the “Platforms”), providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. The Platforms are a convenient way to discover, order and receive great food and other products from local restaurants, national chains and grocery stores. Our strategy is to bring delivery, carryout and dine-in infrastructure to underserved populations of restaurants, grocery stores and diners and establish strong market presence or leadership positions in the markets in which we operate. As of December 31, 2020, we operated in small and medium sized markets across the United States, spanning more than 700 cities.

Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in delivery, carryout and dine-in services as well as providing convenient payment solutions. For diners, Waitr optimizes the journey from restaurant and food discovery through delivery, while providing a diverse restaurant selection and a great customer experience. The intuitive, easy-to-use Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. During 2020, we expanded into new delivery verticals such as same-day groceries and alcohol delivery services, and also diversified our product offering beyond restaurant food delivery with the introduction of our tableside service technology for restaurants.

We generate revenue primarily when diners place an order via online payment on one of the Platforms. We recognize revenue from diner orders when orders are completed. Our revenue consists primarily of net fees received from restaurants and net diner fees generated on these orders.

Key Business Metrics

For a description of our key business metrics, including Active Diners, Average Daily Orders, Gross Food Sales and Average Order Size, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Waitr Solution

We have created differentiated software platforms, purpose-built to connect restaurants, drivers and diners. Our business has been built with a focus on quality through providing brand-additive services to restaurants, which in turn benefits diners by providing a diverse restaurant selection and a great customer experience.

Restaurant Benefits

We believe that we provide restaurants with the following key benefits:

•

Exposure.  Our Platforms provide restaurants with access to incremental users and the opportunity to grow their consumer base. Restaurant menus are showcased on the Platforms, resulting in diners discovering restaurants they would like to visit in person, not just order on the Platforms, further expanding the potential pool of dine-in customers for restaurants.

•	Incremental channels. Our Platforms provide restaurants with additional channels through which they can receive more orders, while building brand awareness, as they are discovered by more diners.
•	Deep integration and customization. We provide menu onboarding and real-time menu customization that restaurants can manage themselves.
•

Service.  We provide restaurants with in-market team support from our network of market managers, assistant market managers and market coordinators, and we provide them with a team of partner support representatives, helping to ensure the Platforms operate efficiently for the restaurants.

•

Restaurant Software Platforms.  The Platforms provide restaurants with actionable data on diners’ order history and trends, allowing restaurants to offer more tailored dishes and suggest more add-on items, which increases order values.

•	Reliable Delivery. We connect restaurants with a network of independent contractor drivers through our wholly owned subsidiary, Delivery Logistics, LLC (“Delivery Logistics”).

Diner Benefits

We believe that we provide diners with the following key benefits:

•

Selection.  The restaurants on our Platforms include a mix of local independent restaurants and national chains that represent a wide array of cuisines, price points and local favorites in each market to best serve the diverse tastes of diners.

•	Quality Service. We have dedicated customer support to assist diners, helping to ensure quick and consistent quality service when ordering on the Platforms.
•	Discovery. The Platforms are designed to showcase the variety of restaurants inclusive of menus with professional photography, giving diners a rich understanding of restaurants’ offerings.
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

Driver Benefits

•

Flexibility.  We provide independent contractor drivers with the opportunity to work when and how they want, based upon their individual needs. Our streamlined onboarding process allows drivers to quickly start earning on their own schedule.

•

Transparency.  We provide independent contractor drivers with educational opportunities that help to maximize their earnings potential and we provide tools and resources to ensure they provide exceptional customer service, safely.

Business Strategy

We have historically grown our business by increasing the number of quality restaurants available on the Platforms, which has facilitated growth in diners and orders. Leveraging best practices from the launch of prior markets, we continuously refine our processes in onboarding new restaurants, deploying adequate resources to markets, sales and ongoing business development. During 2020, we also focused our efforts on diversifying our product offering beyond restaurant food delivery with expansion into new delivery verticals. We intend to pursue the following growth strategies to grow the Platforms:

Expansion into new markets, development of new products and services and investment in new technology

Our long-term business strategy includes expansion into new cities and geographies, development of new product offerings and services across our marketplace and investment in new technology, all of which will continue to enhance the user experience of the Platforms.

Increase sales through further penetration of existing markets

We plan to continue marketing and actively building our brands in existing markets by improving our restaurant offerings and technology platform depth, continuing to enhance the quality of our customer service and increasing the presence in the local communities.

Pursue Strategic Acquisitions

We intend to selectively evaluate and pursue expansion of both our core business and diversification opportunities through strategic acquisitions in both existing and new markets.

Deliver an excellent diner experience

We believe that by tailoring experiences on our Platforms to the nuances of local or regional markets, we can further improve the user experience and drive growth for our restaurant partners. We plan to invest in our direct sales teams and to add more restaurants and restaurant variety to the Platforms. We will continue to further refine our customer support team to provide a high-quality experience to our diners. We believe significant opportunity exists to increase existing diner spend, add new diners, and further establish our market positions.

Leverage relationships with our restaurant partners

We intend to utilize our existing relationships with diverse, high-quality restaurant partners to expand our presence within our current markets as well as support in the expansion into new markets.

Marketing

The Platforms are an important extension of restaurant branding. Restaurants promote Waitr and Bite Squad as a feature for their diners through in-restaurant advertising collateral such as door stickers, table tents and push cards, and other promotional items. Our remaining sales and marketing initiatives are through paid digital marketing, social media strategies and local sponsorships.

Sales

Our sales team is constantly focused on signing restaurants across our current and target markets. By focusing our sales efforts on onboarding new restaurants and showing them the value of the Platforms, restaurants promote themselves on the Platforms to their own diner bases. This increase in diners helps to drive more sales and ultimately more orders to the Platforms. After market launch, we typically continue the sales efforts with business development managers, while also conducting sales initiatives at the regional and corporate level with key partners and larger national accounts thereby continually bolstering our restaurant base. After opening new markets, our local market and sales teams continue to work with the restaurants to increase overall order volume and ensure a high level of quality across the Platforms.

Products and Services

Restaurant Products and Services

Restaurant Onboarding.  We offer restaurants a streamlined onboarding process that features direct menu management and high levels of customer service from our market level management and restaurant support team.

Product Features.  We provide restaurants with the ability to offer promotions and tailored daily specials, optimize orders through real time analytics and manage restaurant menus. The Platforms include a dedicated mobile application for restaurants which simplifies the aggregation of restaurant order and delivery tasks onto a central in-app controller and provides flexibility to edit menus based on inventory or promotions. This is all performed through user-friendly hardware that receives orders on-site and integrates them seamlessly into existing kitchen flow. We have also begun to integrate with online ordering and point-of-sale vendors in order to further enhance our restaurant partners’ efficiency when fulfilling orders generated on our Platforms. The Platforms are also able to provide featured placement of certain restaurants within the application.

Restaurant Support.  We also provide restaurants with a team of support representatives to ensure a high-quality restaurant experience.

Delivery.  We provide ordering and delivery Platforms for restaurants through a network of independent contractor drivers to address the growing demand for delivery services.

Tableside Service Technology.  We recently introduced our tableside service technology offering restaurants an integrated payment solution that can help improve their safety protocols, sales and efficiency.

Diner Products and Services

Features.  The Platforms simplify the diner ordering process to a few steps. These include setting location, specifying delivery method, immediate or future order, selecting and customizing menu items and tracking orders until completion. Diners have search capabilities to locate a certain restaurant or search by cuisine type and can easily view their favorite restaurants and past orders.

Restaurant Selection and Customization.  The restaurants on the Platforms offer diners a wide array of cuisine types, both from local independent restaurants and national chain restaurants. Our goal is to create a personalized experience for diners, where they can tailor their orders to several layers of customization: getting what they want, when they want it.

Customer Support.  We also provide diners with a team of customer support representatives to ensure a high-quality diner experience.

Customers

As of December 31, 2020, we had over 20,000 restaurants on the Platforms and served approximately 1.9 million Active Diners. For the years ended December 31, 2020, 2019 and 2018, none of the restaurants on the Platforms or Active Diners accounted for 1% or more of the Company’s revenues.

Competition

Our primary competition consists of other online ordering and delivery service providers, who compete with us for restaurants, diners and delivery drivers within the markets we serve. Over the last few years, we have experienced increased competition from national delivery service providers.

Additionally, we face competition from traditional offline options used by the vast majority of restaurants in our markets, including paper menus, telephone orders for delivery or takeout, and local advertising placed by restaurants. Management believes that the Company competes favorably with the traditional ordering process by aggregating restaurant and menu information on the Platforms, making it more convenient for diners to locate restaurants by proximity, cuisine type and/or price point, and efficiently placing a customized order or a repeat order for delivery or carryout, without ever having to interact directly with the restaurant. Our tableside service technology which was introduced in certain markets in October 2020 allows diners to access a restaurant’s menu from their table, place an order, and facilitate contactless payment on the Platforms. For restaurants, we offer a more targeted marketing opportunity than traditional, offline, local advertising channels, providing exposure to our network of hungry diners, who routinely access our Platforms.

Impact of COVID-19 on our Business

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict at this time.

In March 2020, as the COVID-19 pandemic became more widespread in the United States, we launched several initiatives to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during these unprecedented times. Waitr has thus far been able to operate effectively during the COVID-19 pandemic; however, the pandemic could impact the demand for the Company’s services. In addition, a prolonged recession or additional financial market corrections resulting from the spread of COVID-19, including an increase in the number of COVID-19 cases, could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the Risk Factors in this Form 10-K. We continue to monitor the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health and the global economic situation.

Seasonality and Holidays

Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, most restaurants tend to close on certain major holidays, including Thanksgiving and Christmas Eve Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, snowstorms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. Consequently, our results between quarters, or between periods may vary as a result of prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather and the timing of certain holidays. As shown in our results of operations for the year ended December 31, 2020, the macroeconomic effects of the COVID-19 pandemic have had an impact on our typical seasonality trends and could impact future periods.

Technology and Intellectual Property

Our Platforms use scalable software to provide a consistent and robust user experience as user adoption increases. The internally developed Platforms are purpose-built to streamline online ordering and fulfillment for consumers and restaurants. The Platforms are 100% hosted in the cloud. Cloud hosting assists us with addressing potential capacity constraints that we may face as we grow our core applications and provide a level of redundancy, fault tolerance and cost effectiveness.

We protect our intellectual property through a combination of trademarks, trade dress, domain name registrations, trade secrets, patents, and copyrights.

As of December 31, 2020, we had registered trademarks covering “Waitr” and “Bite Squad” and the stylistic designs associated with our brands. We have also filed other trademark applications in the United States and may pursue additional trademark registrations to the extent management believes it will benefit the business and be cost effective.

As of December 31, 2020, we filed two patent applications in the United States, which seek to cover proprietary inventions relating to our products and services. We may pursue further patents to the extent that management believes it will benefit Waitr’s business and be cost effective.

We hold several registrations to domain names relating to our business, including waitrapp.com, bitesquad.com, and others.

Our employees are required to maintain proprietary and non-public information confidential and to assign any and all inventions or other intellectual property relating to the business to Waitr. The policies and applicable terms of use of the Platforms also contain confidentiality and assignment of intellectual property provisions and restrict the distribution or use of the Company’s technology in unauthorized manners. Additionally, we enter into confidentiality agreements with consultants and contractors who are given access to confidential information about the Company.

Government Regulation

 Our industry and business model are relatively new, have been evolving, and are subject to rapid changes in technology and the adoption and application of regulation.  We are subject to a variety of law, regulations, and local ordinances in the jurisdictions in which we operate and they are also evolving and difficult to predict. These include laws and regulation relating to (i) pricing and fee structures, (ii) food safety, (iii) labor and employment, (iv) acceptance of credit card payments and consumer protection, (v) website and mobile application accessibility, security, and data privacy, (vi) alcoholic beverages, (vii) background checks, (viii) taxes, and (ix) other regulated matters. These laws, regulations, and ordinances can be subject to interpretation and can lack certainty and specificity relative to our business. In many cases, it may be unclear whether certain of these regulatory schemes apply to our business and how best to navigate potential differing standards, interpretations, and even conflicts among the different governmental authorities who adopt and enforce such regulation.

Recent political, financial, and world events may have the effect of increasing scrutiny on technology companies and on gig economy enterprises reliant on an independent contractor workforce. Governmental entities may enact new measures that are adverse to our business, like measures capping commissions charged to restaurant merchants that have been recently enacted in response to the COVID-19 pandemic in several state and city jurisdictions. While most of such limits have been implemented to be a temporary response to the pandemic, it is unclear whether they could be implemented on a more permanent basis or otherwise extended in some jurisdictions. As a result, we may be forced to either increase fees to consumers, if legally permitted, reduce our margins and profitability in such jurisdictions, or cease providing services in such jurisdictions, thereby reducing our geographic footprint and expansion opportunities. We may also be compelled to expend significant resources or discontinue certain services or features which could adversely affect our business.

While we hope to continue to expand and make our technology platforms broadly available, these laws, regulations, and ordinances may limit our ability to expand geographically or require us to expend significant resources to modify our platforms, systems, or alter our business model in order to do so. Further, if we are unable to comply with regulation imposed upon our business, we could be subject to regulatory proceedings, fines or other penalties, along with potential civil and criminal proceedings. Finally, such proceedings could become the focus of increased media attention or other negative impacts on our brand identity or our public relations initiatives, thereby adversely impacting our business, financial condition, and results of operations.

Human Capital

As of March 3, 2021, we had approximately 1,034 employees. We also engage contractors and consultants. None of our employees are represented by a labor union with respect to their employment with the Company. We consider our relations with our employees to be good.

Our success depends upon our ability to identify, attract and retain highly qualified management and other key operating and technology personnel. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. We consider talent management a very important factor in our ability to drive our strategic initiatives and execute our long-term growth strategy and appreciate the importance of retention, growth and development of our employees. We strive to maintain a diverse and inclusive workforce and are committed to a culture which values equality and respect. Our employees are offered competitive compensation and benefits programs, as well as opportunities for career growth and development. We are committed to a safe workplace and an ethical environment in which employees can continually develop their skills and expertise to advance their careers.

The recruitment of qualified independent contractor drivers is an important part of our success. We provide independent contractor drivers with a streamlined onboarding process and educational opportunities that help to maximize their earnings potential. We strive to maintain a diverse network of independent contractor drivers and are committed to providing the tools and resources needed to ensure they provide exceptional customer service.

In response to the COVID-19 pandemic, we implemented several initiatives to help protect and support our restaurant partners, diners, independent contractor drivers and our employees, including offering no-contact delivery in select markets for certain restaurant delivery orders; offering no-contact grocery delivery in select markets; working with certain restaurant partners to waive diner delivery fees; deploying free marketing programs for certain restaurants; and providing masks, gloves and hand sanitizer to drivers. Additionally, we have allowed our employees to work remotely as appropriate, while implementing safety measures designed to protect the health of all those entering our facilities.

Corporate History

Waitr Incorporated began operations in 2014 in Lake Charles, Louisiana as a restaurant platform for online ordering and delivery services, and grew quickly, connecting restaurants and diners in various markets. Landcadia Holdings, Inc. was a special purpose acquisition company (“SPAC”) whose business was to effect a business combination. The November 2018 merger between Waitr Incorporated and Landcadia Holdings, Inc. (the “Landcadia Business Combination”) provided a platform for Waitr Incorporated to gain access to the U.S. public markets. Prior to the consummation of the Landcadia Business Combination, the common equity of the SPAC was traded on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “LCA”. Effective November 2018, the Company’s common equity began trading on Nasdaq under the ticker symbol “WTRH”.

In January 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”). Founded in 2012 and based in Minneapolis, Minnesota, Bite Squad operates an online ordering platform with operations similar to those of Waitr. The acquisition of Bite Squad (the “Bite Squad Merger”) expanded the Company’s scale and footprint across the United States.

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

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. Our business, prospects, financial condition and operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to the Company unless the context clearly indicates otherwise.

Risk Factor Summary

Following is a summary of the principal risk factors to our business, which risks are more fully described below the summary.

Risks Related to Our Operations

•

If we fail to retain existing diners or add new diners, or if our diners decrease their number of orders or order sizes on the Platforms, our revenue, financial results, and business may be adversely affected.

•	If our delivery service levels decline or if restaurants do not see increases in business, restaurants could leave the Platforms, reducing revenue and significantly harming our business.
•	We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to other platforms could seriously harm our business.
•	We may be unable to continue to grow at historical growth rates or achieve profitability in the future.
•

We are subject to a variety of risks relating to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation.

•

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of diners and restaurants may be impaired, and our business and financial results may be harmed. Unfavorable media coverage could seriously harm our business.

•	Seasonality and the impact of inclement weather could adversely affect our operations and profitability.
•	Our inability to manage growth and meet demand could harm our operations and brands.
•	Our efforts to improve the experience of restaurants and diners may not be successful and the related investment may impact our profitability.
•

Our operations depend on mobile operating systems, hardware, networks and standards that we do not control. Changes in our products or to those operating systems, hardware, networks or standards may seriously harm our Active Diner growth, retention, and engagement.

•

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of diners and engagement, or adversely affect our financial results.

•

Personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms could violate applicable law and contracts with key service providers and could result in liability to us, damage to our reputation and brands and harm to our business.

•	We have limited operational history and are subject to developmental risks associated with the development of any new business.
•

If we become a payment processor at some point in the future, we would be required to comply with applicable laws and standards. Inability to comply with applicable laws or standards could result in harm to our business.

•	We are subject to a number of risks related to the credit card and debit card payments we accept.
•	We rely on third-party vendors to provide products and services, and we could be adversely impacted if they fail to fulfill their obligations.
•

We may not be able to successfully compete in technology innovation and distribution. If we are unable to continue to innovate and provide technology desirable to diners and restaurants, our business operations could materially suffer.

•

As part of our business strategy, we have effected, and may continue to effect, acquisitions to grow our business. Failure to pursue and successfully make additional acquisitions could negatively impact our future growth.

•

The terms of the agreements governing our debt contain operating and financial covenants that may restrict our business and financing activities. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

•	Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.
•

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms. If we are unable to attract diners and convert them into Active Diners making orders in a cost-effective manner, our business and financial results may be harmed.

•

The loss of senior management or key operating personnel could adversely affect our operations. We depend on skilled personnel to grow and operate our business, and our failure to hire, retain or attract key personnel could adversely affect our business.

•	Major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena could cause significant losses.
•	Acquisitions could disrupt our business, dilute our stockholders and harm our business and results of operations.
•	If we cannot protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.
•

We are currently party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition and results of operations.

•	We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability and expenses for legal claims from the normal course of business activities.
•	Our use of open source software could expose us to “copyleft” claims or otherwise subject us to business or legal risk.
•

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. Insufficient capital can harm our operating, business and financial results.

•	If our employees were to unionize, our operating costs could increase and our ability to compete could be impaired.
•	Failure to maintain an effective system of disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations.

Risks Related to Our Industry

•	Our industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.
•

Our business depends on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large. Economic downturns or other events (like coronavirus or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.

•	Our industry is affected by general economic and business risks that are largely beyond our control.
•	We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.
•

In response to the COVID-19 pandemic, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results.

•	We rely on restaurants in our network for many aspects of our business, and their failure to maintain their service levels could harm our business.
•

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online ordering, does not continue to increase as rapidly as we anticipate, our business and growth prospects may be harmed.

•	The nature of our business and content on the Platforms exposes us to potential liability and expenses for legal claims that could materially affect our results of operations and business.
•

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

Risks Related to Ownership of Our Securities

•	Future sales of a substantial number of shares by existing stockholders could cause our share price to decline.
•	Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
•

The Debt Warrants, Notes and other Derivative Securities are exercisable/convertible into shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Risks Related to Our Operations

If we fail to retain existing diners or add new diners, or if our diners decrease their number of orders or order sizes on the Platforms, our revenue, financial results, and business may be adversely affected.

Our financial performance has been significantly determined by our success in adding, retaining, and engaging Active Diners who make orders for delivery, dine-in or carryout using the Platforms. We anticipate that our Active Diner growth rate could decline over time as the size of our Active Diner base increases, and as we achieve higher market penetration rates. To the extent our Active Diner growth rate slows, our business performance could become increasingly dependent on our ability to increase the size and frequency of orders in current and new markets. If diners do not perceive the Platforms to be useful, reliable, and trustworthy, we may not be able to attract or retain diners or otherwise maintain or increase the frequency and amount of orders. A decrease in diner retention, growth, order frequency or overall order price could render the Platforms less attractive to restaurants, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could negatively affect diner retention, growth, and engagement, thereby adversely affecting our revenue, financial results, and future growth potential, including if:

•	diners increasingly order through competing products or services;

•	we fail to introduce new and improved services or if new services are not favorably received;

•	we are unable to successfully maintain our efforts to provide a satisfactory delivery and ordering experience;

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

•	technical or other problems prevent us from delivering food in a rapid and reliable manner or otherwise affect the user experience or enjoyment of food or beverages delivered;

•	we adopt policies or procedures related to delivery, ordering or user data that are perceived negatively by our diners or the general public;

•	we fail to provide adequate customer service to restaurants, diners, independent contractor drivers, or advertisers;

•

we, restaurants on the Platforms, or other companies in the mobile food delivery or ordering industry are the subject of adverse media reports, adverse litigation, or long-term governmental regulation such as fee caps, or other negative publicity;

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

Restaurants may not continue to do business with us or may be unwilling to pay service fees if we do not deliver food, groceries and beverages in a timely, professional and friendly manner or if the restaurants do not believe that their investment in the Waitr platform or the Bite Squad platform, as applicable, will produce an increase in revenue from delivery, dine-in or carryout orders. Our service fees and commission revenue and the availability of restaurants on the Platforms could be negatively impacted by the following factors, among others:

•	decreases in the number of Active Diners or Average Daily Orders on the Platforms;

•	loss of online or mobile food delivery market share to competitors;

•	inability to professionally and accurately display menu items to consumers on the Platforms;

•	adverse media reports or other negative publicity involving the Company, restaurants on our Platforms or other companies in our industry; and

•	the impact of macroeconomic conditions and conditions in the restaurant industry in general, including restaurant closures.

We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to other platforms could seriously harm our business.

Substantially all of our revenue is derived from items offered by restaurants to diners on the Platforms. The number of Active Diners, Average Daily Orders and Gross Food Sales depends on the availability of quality items available on the Platforms from restaurants viewed positively by diners. As is typical in our industry, restaurants do not agree to long-term contracts with us, and they are generally free to leave the Platforms with minimal notice or to participate on competing platforms. While no single restaurant accounts for more than 10% of our revenue, many of the restaurants on our Platforms only recently started providing menu items on the Platforms, and they spend a relatively small portion of their overall budget with us. In addition, some restaurants may view the Platforms as experimental and unproven. Restaurants may not continue to do business with us if we do not increase revenues for them or provide delivery, dine-in or carryout ordering for diners in an effective manner, or if they do not believe that the use of the Platforms will generate a competitive return relative to other alternatives, including from our competitors.

Growth in the number of restaurants on the Platforms may not continue at historical rates, and the addition of new restaurants to the Platforms and retention of existing restaurants on the Platforms could decline due to a number of factors. First, the cost of adding new restaurants or retaining existing restaurants on the Platforms could increase substantially. Competition to advertise our services to restaurants has been increasing and could continue to increase as a result of increasing competition among similar companies for a finite pool of restaurants. In addition, the number of options available to restaurants may result in downward pressure on the prices that restaurants are willing to pay for our services. As more choices become available for diners to order delivery, dine-in or carryout from restaurants, the number and frequency of our word-of-mouth and/or organic referrals may decline. Our efforts to attract and retain new restaurants in new geographical areas may not be successful.

If we fail to attract new restaurants or retain existing restaurants, especially those restaurants that are most popular with diners, our financial results could materially suffer.

We may be unable to continue to grow at historical growth rates or achieve profitability in the future.

Our revenue has grown year over year, but this growth rate may not be sustainable. The growth rates of Active Diners and Gross Food Sales could decline over time as the market for our services matures. Diner growth, the addition of new restaurants to the Platforms and our revenue growth rates could decline as the size of our Active Diner base increases and as we achieve higher market penetration rates. If our growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline. While we have achieved profitability during the last three quarters of 2020, we may have unprofitable results in the future, for several reasons, including insufficient growth in new menu items, declining numbers of Active Diners or orders, increasing competition, costs to scale our business and technology and other risks described elsewhere in this Form 10-K.

We are subject to a variety of risks relating to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation.

During the year ended December 31, 2020, we terminated our employee drivers and outsourced our driver function to Delivery Logistics, who provides us with independent contractor drivers. While we implemented this change in a way intended to ensure that the drivers are indeed independent contractors under applicable law and regulation, certain state and local governmental authorities have recently initiated efforts to classify independent contractors performing driver jobs as employees. In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies an employee-friendly test to determine whether a worker is an employee or independent contractor under California law. However, in November 2020, California voters passed Proposition 22, the App-Based Drivers as Contractors and Labor Policies Initiative. Proposition 22 classifies app-based transportation and delivery drivers as independent contractors and adopts various labor and wage policies specific to this class of workers, which policies will likely increase operating costs. Many legal experts have stated that the passage of Proposition 22 effectively exempts this class of workers from the reach of AB5. While the Company does not operate in California, the Company has received misclassification claims and may see an increase in claims from other states that have adopted or may adopt classification tests similar to AB5 (without any similar Proposition 22 carve-out for app-based delivery drivers) and there can be no assurance that any claim will not be combined into a collective or class action. These regulatory actions and/or increased scrutiny could result in increased costs and burdens for the Company.

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

As independent business owners, independent contractor drivers may make business or personal decisions that conflict with our best interests. For example, if route distance is further than desired or personal scheduling conflicts arise, an independent contractor driver may deny orders from time to time. In these circumstances, we must be able to timely deliver food orders to maintain relationships with diners and restaurants on the Platforms. The unwillingness of independent contractor drivers to perform their services when and where they are needed could adversely harm our financial performance and operating results.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of diners and restaurants may be impaired, and our business and financial results may be harmed. Unfavorable media coverage could seriously harm our business.

Our brands have significantly contributed to the success of our business. We believe that maintaining and enhancing our brands is critical to expanding our base of diners and restaurants. Many of our new diners are referred by existing diners, and, therefore, we strive to ensure that our diners remain favorably inclined towards the Platforms and our online ordering service. Maintaining and enhancing our brands could depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative services, which we may not do successfully. We may introduce new services, products or terms of service that diners do not like, which may negatively affect our brands.

Additionally, the actions of restaurants that are on our Platforms (or quality and safety of their food), independent contractor drivers and others may negatively affect our brands if consumers do not have a positive experience interacting with those parties after using the Platforms. We may experience media, legislative, or regulatory scrutiny of our delivery and food safety record, our delivery experience, privacy matters or other issues, which may adversely affect our reputation and brands. We may also fail to provide adequate customer service, which could erode confidence in our brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We face the potential loss of use of our trade name “Waitr” due to certain litigation (see Item 3. Legal Proceedings below). If we fail to successfully promote and maintain our brands, if we lose the right to our trade name, or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Seasonality and the impact of inclement weather could adversely affect our operations and profitability.

We observe that diner behavior patterns and demand for the services we provide generally fluctuate during the year on both of our Platforms. For example, order frequency tends to vary, primarily as a result of weather patterns, university summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year, which can comprise a large part of our overall revenue in certain locations. Our revenues fluctuate according to these patterns and due to the timing of certain holidays within each quarter and result in quarterly fluctuations. As a result, diner activity and demand for our services has historically been stronger in our first and fourth fiscal quarters as compared to our second and third fiscal quarters. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme, including as a result of factors outside of our control. For example, as shown in our results of operations for the year ended December 31, 2020, the COVID-19 pandemic has had an impact on our typical seasonality trends and could impact future periods.

We sometimes experience large influxes of orders during inclement weather when consumers do not wish to leave their homes to eat restaurant food. Such inclement weather events are unpredictable in many cases and may continue to provide disruption in future periods in certain markets. In such events, the availability of independent contractor drivers could be limited due to unsafe driving conditions or the refusal or unwillingness of drivers to work during such weather events. This can result in substantially delayed delivery times and diner frustration with our services, reducing the willingness of consumers to order using the Platforms in the future. We have in the past experienced increased order volume during certain holidays, while facing a simultaneous shortage in drivers, which can also result in substantial delivery delays and diner dissatisfaction. In addition, the likelihood of accidents may increase during inclement weather events, thereby increasing the costs to us of each delivery, exposing us to potential litigation or accident claims. Any of these events could substantially impact our revenue and results of operations and our ability to grow and operate our business.

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

Our efforts to improve the experience of restaurants and diners may not be successful and the related investment may impact our profitability.

Our culture prioritizes an excellent diner and restaurant experience and loyalty. Our efforts in achieving improved diner and restaurant experience and loyalty may not produce the short-term or long-term benefits that we expect, in which case our growth and engagement, our relationships with diners and restaurants, and our business could be materially adversely affected.

Our operations depend on mobile operating systems, hardware, networks and standards that we do not control. Changes in our products or to those operating systems, hardware, networks or standards may seriously harm our Active Diner growth, retention, and engagement.

A large percentage of our revenues and growth occur on mobile devices using the Waitr App and the Bite Squad App, or collectively, the “Apps.” Because the Apps are used primarily on mobile devices, the Apps must remain interoperable with popular mobile operating systems, Android and iOS, and related hardware, including but not limited to mobile devices. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade the functionality of our products, or give preferential treatment to competitive products, could seriously harm the usage of the Apps on mobile devices. Our competitors could attempt to make arrangements with Apple or Google to make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Similarly, our competitors could enter into other arrangements with mobile device manufacturers, wireless network carriers or Internet service providers that diminish the functionality of the Apps. We plan to continue to introduce new products regularly and have experienced that it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and this trend could continue.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of diners and engagement, or adversely affect our financial results.

Our reputation and ability to attract, retain, and serve diners and restaurants depend upon the reliable performance of the Platforms and their underlying technical infrastructure. We have experienced service disruptions, and may experience future disruptions, outages or other performance problems due to a variety of factors. As the Platforms grow more complex, store more information and service higher numbers of diners, their technical infrastructure could suffer. We may not be able to identify causes of performance issues or service disruptions.

Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If the Platforms are unavailable when diners, independent contractor drivers or restaurants attempt to access them, or if they do not load as quickly as they expect, these key users may not return to the Platforms as often in the future, or at all. As our Active Diners and restaurants and the amount and types of information shared on the Platforms continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our diners, restaurants on the Platforms and the independent contractor delivery drivers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from natural disasters, terrorism, or other catastrophic events.

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

Personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms could violate applicable law and contracts with key service providers and could result in liability to us, damage to our reputation and brands and harm to our business.

Mobile malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of restaurants or diners may seriously harm our reputation and our ability to retain and attract diners and restaurants.

We rely on third-party billing and payment processing providers, many of whom may collect and store sensitive data, including legally protected personal information. Examples include third parties who process diner orders, payroll and other payments, and service providers who collect and store diner, restaurant or employee information. We may also process and store and use additional third parties to process and store sensitive intellectual property and other proprietary business information, including that of the restaurants on our Platforms. While we intend to maintain data privacy and security measures that are compliant with applicable privacy laws and regulations, future security breaches could subject us and/or these third-party service providers to liability for violations of various laws, rules or regulations, civil liability, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We have limited operational history and are subject to developmental risks associated with the development of any new business.

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

•	We may be unable to scale our technological and operational infrastructure to accommodate rapid growth in diners, orders or customer support needs;

•	Our growth may depend on acquisitions, and we may lack the capital necessary to pursue them;

•	Our still relatively recent transition to a public company could pose operational, financial and quality risks that we are unable to manage effectively;

•	The development and introduction of new products or services by us or our competitors is uncertain;

•

Competing with traditional ordering methods or delivery services provided directly by restaurants (or third parties) to consumers over the phone or through their own websites or other means could pose a risk to our growth and financial performance;

•	Our ability to maintain, retain and grow our number of Active Diners, Average Daily Orders, Gross Food Sales and order frequency is not guaranteed;

•	Our ability to attract and retain restaurants over long periods of time has not been tested in several markets;

•	We may prove unable to attract and retain key employees and personnel to support growth;

•	Seasonal and weather-related fluctuations in spending by consumers relating to food delivery can be unpredictable;

•	The acceptable pricing of our services and commission fees to restaurants and diner fees to consumers has not been tested widely;

•

Our ability to increase services, diner fees and other revenue does not enjoy long historical data trends and any increases in our costs may be met with adverse restaurant response that could materially negatively impact revenue as affected restaurants may withdraw from our Platforms;

•	We have yet to demonstrate our ability to diversify and grow material revenue sources beyond current services and diner fees;

•	Increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive are unpredictable;

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

•

We may experience safety hazards or issues with independent contractor drivers or third parties that come into contact with the drivers, which could be difficult to predict and which could impact our operating costs and diner or restaurant use of the Platforms.

If we become a payment processor at some point in the future, we would be required to comply with applicable laws and standards. Inability to comply with applicable laws or standards could result in harm to our business.

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

We must continuously innovate to improve our existing Platform technology and ensure that our products and services are well received. Mobile applications, internet-enabled technology and online e-commerce are constantly changing. We face competition from larger and more established companies, and smaller companies also provide similar services and technology. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies.

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

As part of our business strategy, we have effected, and may continue to effect, acquisitions to grow our business. Failure to pursue and successfully make additional acquisitions could negatively impact our future growth.

As part of our business strategy, we have effected acquisitions to add complementary companies, products and technologies to grow our business. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete these acquisitions. Additionally, the continuing trend toward consolidation in the online and mobile app ordering and delivery industry may result in larger companies with greater financial resources and other competitive advantages than Waitr’s and could affect our ability to successfully make additional acquisitions, which may impact our growth rates and ability to maintain profitability.

The terms of the agreements governing our debt contain operating and financial covenants that may restrict our business and financing activities. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

We are party to a Credit Agreement and Convertible Notes Agreement (see Part II, Item 8, Note 9 - Debt). These agreements include a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant Waitr Inc. continued flexibility to operate and develop its business. In certain cases, these covenants may impose limitations or restrictions on the manner in which we conduct our business and could place us at a competitive disadvantage to competitors. Included in these covenants is an affirmative covenant relating to the deliverance of audited annual financial statements to the administrative agent and lenders, accompanied by a report from an independent public accounting firm, which report shall be unqualified as to going concern and scope of audit.

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

We conduct our goodwill and intangible asset impairment test annually as of October 1, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. For purposes of testing for goodwill impairment, we have one reporting unit. During the year ended December 31, 2019, we experienced a sustained decline in market capitalization as a result of adverse changes in market conditions from increased competition which negatively affected our order and revenue growth. This resulted in the recognition of a total non-cash pre-tax impairment loss of $191.2 million to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. See Part II, Item 8, Note 7 – Intangible Assets and Goodwill of this Form 10-K for additional details.

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

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms. If we are unable to attract diners and convert them into Active Diners making orders in a cost-effective manner, our business and financial results may be harmed.

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

We depend on our executive officers, senior management team and other key operating and technology personnel. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive advantage. If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. While we have entered into an employment agreement with our chief executive officer through 2021, the rest of our executive team has entered into at-will employment arrangements. We believe that equity inducements issued to our executive team in connection with employment properly incentivizes our team to maintain employment.

We could face significant competition from other companies in hiring such personnel, particularly in larger markets into which we may expand. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. Retaining and attracting key talent is extremely competitive in the high technology industry, particularly in the areas of mobile applications and Internet technology. If we are unable to retain or attract key talent or personnel, our operations could suffer, thereby materially adversely affecting our business.

Major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena could cause significant losses.

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

Such adverse weather occurrences could materially impact orders on the Platforms and delivery capabilities of independent contractor drivers, thus severely decreasing our revenue and increasing costs. Further, in the event of any such weather occurrence, our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of the restaurants on the Platforms are closed for an extended period of time or these events result in significant disruption to telecommunications systems, including the Internet or mobile phone services. Any such events could materially and adversely affect our business and the results of our operations.

Acquisitions could disrupt our business, dilute our stockholders and harm our business and results of operations.

As part of our business strategy, we have effected, and may continue to effect, acquisitions to add specialized employees and complementary companies, products, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our competitors have large cash reserves and aggressive acquisition strategies, and we may not be able to successfully attract acquisition targets to the same degree as our competitors. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by diners, restaurants, or investors. In addition, if we fail to close transactions successfully or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company and culture, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our operations.

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

We have registered the trademark “Waitr,” along with its stylized logo, with the United States Patent and Trademark Office. Waiter.com, Inc. sued Waitr Incorporated in 2016 in the United States District Court for the Western District of Louisiana alleging, among other things, trademark infringement based on the use of the name “Waitr.” Although we believe that Waiter.com, Inc.’s lawsuit lacks merit, there is a risk that the court could find that our use of the name “Waitr” infringes the rights of Waiter.com, Inc. In such event, the court could award Waiter.com, Inc. significant damages and/or order that we discontinue our use of the name “Waitr.” Any such adverse ruling or finding could materially adversely affect our financial results and operations. Having to use a different name could confuse restaurants and/or diners, resulting in fewer orders.

We are currently party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition and results of operations.

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

We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability and expenses for legal claims from the normal course of business activities.

Waitr is involved in litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr maintains insurance that it believes generally covers liability for potential damages in many of these matters, insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

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

None of our employees are currently represented under a collective bargaining agreement. However, we always face the risk that our employees may try to unionize, and if our independent contractors were ever reclassified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board could render decisions or implement rule changes that could significantly affect our business and our relationship with employees and independent contractors, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the National Labor Relations Board will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

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

Failure to maintain an effective system of disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations.

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting effective January 1, 2021 and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations.

Risks Related to Our Industry

Our industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.

We compete with many traditional and online and mobile app ordering and general delivery companies of varying sizes, including many that have greater access to restaurants, a wider range of services, a wider range of menu or delivery items, greater capital resources, or other competitive advantages. Traditional ordering techniques involve advertising by restaurants in low-cost paper publications and through traditional online and offline media channels, with consumers simply calling restaurants or delivery services to place orders. Traditional takeout or delivery services are often lower cost than the Platforms and are difficult to disrupt. We also compete with smaller, regional and local companies that cover specific locations with specific restaurants or that offer niche services. We also compete, to a lesser extent, with restaurants that hire their own delivery drivers for online, mobile application or telephone orders. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

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

•

Some restaurants have reduced or may reduce the number of mobile app or online ordering and delivery services and technologies that they use by selecting a single core company or a limited number of providers as approved service providers and, in some instances, we may not be selected;

•

Restaurants could solicit bids from multiple service providers for their mobile application or online ordering and delivery needs, which may depress service fees and commission rates or result in a loss of business to competitors;

•

The continuing trend toward consolidation in the online and mobile app ordering and delivery industry could result in larger companies with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

•

Advances in technology may require us to increase investments in order to remain competitive, and our restaurant diners and consumers may not be willing to accept higher service fees, commission rates or delivery charges to cover the cost of these investments;

•	Higher fuel prices and, in turn, higher fuel surcharges may cause some of the independent contractor drivers to demand higher independent contractor driver rates;

•	Competition from “gig economy” companies in general may negatively impact independent contractor driver, restaurant customer and/or consumer relationships and service rates;

•

Restaurants could develop their own online or mobile app ordering and delivery technology and hire their own drivers to make their own deliveries, which could reduce demand for our services to restaurants and limit choices for consumers, reducing the number and frequency of orders using our technology; and

•

Continued debate and uncertainty in various jurisdictions regarding gig economy companies’ treatment of drivers as independent contractors, which could increase our independent contractor expenses in future periods.

Our business depends on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large. Economic downturns or other events (like coronavirus or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.

Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary spending patterns or economic slowdowns in the geographic areas in which restaurants on our Platforms operate and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including delivery, dine-in or carryout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus or similar health/pandemic events), including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect food and beverage sales throughout the restaurant industry, including orders through the Platforms. In addition, we believe that a proportion of our weekday revenues, particularly during the lunch hour, historically have been derived from business customers using expense accounts. Our business therefore may be affected by reduced expense account or other business-related dining by business clientele. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food for delivery, dine-in or carryout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, continued impact of the COVID-19 pandemic, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using the Platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.

Our industry is affected by general economic and business risks that are largely beyond our control.

Our industry is highly cyclical, and our business is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in dining out in general, such as:

•	changes in diners’ dining habits and in the availability of disposable income for ordering food from restaurants;

•	excess restaurant capacity in comparison with food order demand;

•	downturns in restaurants’ business cycles;

•	recessionary economic cycles, downturns or other events (like the COVID-19 or similar widespread health/pandemic outbreaks); and

•	closure of restaurants and economic impact on diners as a result of the COVID-19 pandemic.

The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:

•	We may experience low overall food and beverage order levels because our diners’ demand for our services generally correlate with the strength of the U.S. and, to a lesser extent, global economy;

•

Certain of the restaurants on our Platforms may face credit issues and cash flow problems, particularly if they encounter increased financing costs, decreased access to capital or loss of customers as a result of the COVID-19 pandemic, which may decrease diner demand for restaurant prepared food, and such issues and problems may affect the number of orders that occur through the Platforms;

•

Food ordering and dining out patterns may change as food supply chains are redesigned and customer tastes change, resulting in an imbalance between restaurants’ available menu items and the demands of Active Diners;

•

Diners may select competitors that offer lower delivery charges, commission rates or other charges from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose restaurants offering food or diners ordering food through the Platforms; and

•

Disruptive health events or pandemics, such as the COVID-19 pandemic and the governmental regulatory response in connection therewith, may have significant, negative economic effects on the geographic areas in which we operate, which may include impacts to ordering, carryout, dine-in or delivery habits, availability of independent contractor delivery drivers, and restaurants’ ability to receive and prepare food. Additionally, many of our markets include colleges or universities whose populations fluctuate between semesters. Temporary closures or suspension of semesters by colleges and universities in response to the COVID-19 pandemic or other health events may have a material adverse effect upon our operations and financial results.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, compensation to independent contractor drivers, interest rates, taxes, license and registration fees, insurance, payment processing and other technology related fees, and the costs of healthcare for our employees.

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

In addition, events outside our control, such as strikes or other work stoppages at our facilities, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or ordering capabilities of the Platforms. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

In December 2019, an outbreak of a new strain of coronavirus, COVID-19, began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services or result in restaurant closures, and a prolonged recession or additional financial market corrections resulting from the spread of COVID-19 could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in this Form 10-K. We are closely monitoring the impact of the COVID-19 global outbreak and lifting of any restrictions, although there remains significant uncertainty related to the public health and economic situation in both the United States and globally.

In response to the COVID-19 pandemic, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results.

In an attempt to provide relief to restaurants which have been materially and adversely impacted by closures and other governmental limitations placed on restaurant and bar activities because of the COVID-19 pandemic, several jurisdictions across the United States have implemented caps on restaurant fees charged by local food delivery logistics platforms. Thus far, these fee caps have been implemented in relatively few jurisdictions where we have operations, are temporary in nature, and have not resulted in a material impact on our results of operations. With the continued duration of the COVID-19 pandemic, however, these existing fee caps could persist for at least the near term. In addition, other jurisdictions where we operate are currently considering similar caps and others may decide to implement similar caps. If fee caps, fee disclosure requirements or similar measures are more broadly implemented in jurisdictions in which we operate, our business, financial condition, and results of operations could be adversely affected in the near term. There is also a risk that fee caps could be retained after the COVID-19 pandemic subsides and could have an ongoing adverse effect on our business, financial condition, and result of operations.

We rely on restaurants in our network for many aspects of our business, and their failure to maintain their service levels could harm our business.

Diners demand quality food at reasonable prices. The ability of diners to obtain such quality food from restaurants they like on a timely basis through the Platforms drives the primary value of the Platforms. Our ability to provide diners with a high-quality and compelling ordering experience depends, in part, on diners receiving competitive prices, convenience, customer service and responsiveness from restaurants from whom they order. If these restaurants do not meet or exceed diner expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brands may be harmed, our ability to attract new diners to the Platforms may be limited and the number of diners placing orders through the Platforms may decline, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, if restaurants face challenges or difficulties set forth elsewhere in these risk factors, the number of restaurants on the Platforms could decline, the price of food could increase or customer service levels could suffer, all of which could harm our business and results of operations.

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online ordering, does not continue to increase as rapidly as we anticipate, our business and growth prospects may be harmed.

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

We face potential liability, expenses for legal claims and harm to our business relating to the nature of the delivery, dine-in and carryout food business, including potential claims related to food offerings, delivery and quality. For example, third parties have in the past and could in the future assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the independent contractor delivery drivers. Alternatively, we could be subject to legal claims relating to the sale of alcoholic beverages by restaurants on our Platforms to underage diners.

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

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple markets for our services would be affected rather than a single market. We cannot assure that all food items will be properly maintained during delivery to diners or that the independent contractor drivers will identify food that is problematic upon pickup. If diners become ill from food-borne illnesses, we and/or restaurants on our Platforms could be forced to temporarily suspend service. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to regulation by applicable governmental authorities.

We face the prospect of liabilities and expenses relating to the content and other information that we publish on the Platforms, third-party sites and/or relating to our marketing efforts. We could face claims based on the violation of intellectual property rights, such as copyright infringement claims based on the unauthorized use of menu content or other items. Although we typically obtain a restaurant’s consent to publish their menu items prior to posting them on the Platforms, we may not always be successful in obtaining such consent. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.

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

•

the requirement that the removal of directors by the stockholders be approved by the affirmative vote of holders of at least 75% of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors, which limits the ability of stockholders to remove directors;

•

the requirement that the adoption, amendment, alteration or repeal of the bylaws by stockholders be approved by the affirmative vote of at least 75% of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors and the requirement that the amendment or repeal of certain provisions of our certificate of incorporation be approved by the affirmative vote of at least 75% of the outstanding shares entitled to vote thereon, which limit the ability of stockholders to effect corporate governance changes; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

•	derivative action or proceeding brought on the Company’s behalf;

•	action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to the Company or its stockholders;

•	action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our Bylaws; or

•	other action asserting a claim against the Company that is governed by the internal affairs doctrine.

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

The Debt Warrants, Notes and other Derivative Securities are exercisable/convertible into shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Debt Warrants to Luxor Capital in connection with the Debt Facility. The Debt Warrants are currently exercisable for 399,726 shares of our common stock with an exercise price of $12.51 per share. In addition, the Notes are convertible into up to 3,957,164 shares of common stock. In 2020, we issued an option to our chief executive officer to purchase 9,572,397 shares of common stock at an exercise price of $0.37 per share, as well as restricted stock grants to our executives. The shares of common stock issued upon exercise of these derivative securities (and restricted stock grants) and/or conversion of the Notes will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. Other equity-based awards were issued in 2020 that also could result in dilution and increased shares also eligible for resale in the public market. See Part II, Item 8, Note 9 - Debt, for the definitions of Debt Facility, Notes and Luxor Capital, Part II, Item 8, Note 13 – Stock-Based Awards and Cash-Based Awards for a description of Mr. Grimstad’s option and other awards, and Part II, Item 8, Note 14 – Stockholders’ Equity, for the definition of Debt Warrants.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our properties consist of leased facilities for key administrative, operational and technology functions. Our corporate headquarters are located in Lafayette, Louisiana. We consider our current facilities suitable for their purpose and adequate to support our business. Additional information relative to lease obligations is included in Part II, Item 7, of this Form 10-K.

Item 3.  Legal Proceedings

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

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”) and state and federal wage law, and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, would dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the motion and issue notice to putative class members. Following the expiration of the class period, the court held a fairness hearing on August 19, 2020. The court approved a final judgment pursuant to which the Company paid 873,720 shares of common stock to the participating class members on October 7, 2020 to settle the lawsuits.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify.  Plaintiff’s deadline to file a motion for class certification is October 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr intends to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend this lawsuit.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr maintains insurance that it believes generally covers liability for potential damages in many of these matters, insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock began trading on Nasdaq under the symbol “WTRH” on November 16, 2018. Prior to the consummation of the Landcadia Business Combination, the common equity of Landcadia Holdings, Inc. (the SPAC) was traded on Nasdaq under the symbol “LCA.” As of the close of business on March 3, 2021, there were approximately 9,617 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

The Company has not historically paid any cash dividends or declared any stock dividends on its common stock. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash or stock dividends will be within the discretion of the Board at such time. The Board is not currently contemplating and does not anticipate paying any cash dividends or declaring any stock dividends in the foreseeable future. Further, the Company’s ability to declare dividends is limited by restrictive covenants in its credit agreements.

Issuer Purchases of Equity Securities

During the three months and year ended December 31, 2020, the Company did not repurchase any of its common stock.

Company Stock Performance Graph

The following graph compares total cumulative shareholder returns during the period from August 18, 2016 (the date the Company’s common stock commenced trading on the Nasdaq) through December 31, 2020 for the Company’s common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The cumulative total returns for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

The performance graph above and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates it by reference in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

In December 2020, the Company agreed to issue 28,090 shares of common stock pursuant to an acquisition. These shares were issued in reliance upon an exception from registration afforded in Section 4(a)(2) of the Securities Act. No commissions were paid in connection therewith.

Item 6.  Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial data which is derived from the Company’s audited consolidated financial statements for the respective periods. Certain prior year amounts have been revised for the correction of an immaterial error. See Part II, Item 8, Note 11 – Correction of Prior Period Error, for further details. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The results of operations of Bite Squad are included in the consolidated financial statements beginning on the acquisition date, January 17, 2019.

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

	Year Ended December 31,
$ in thousands, except per share data	2020	2019	2018	2017	2016
STATEMENT OF OPERATIONS DATA:
Revenue	$204,328	$191,675	$69,273	$22,911	$5,650
Total costs and expenses(a)	177,153	472,982	103,416	38,994	10,975
Income (loss) from operations(a)	27,175	(281,307)	(34,143)	(16,083)	(5,325)
Other expenses (income) and losses (gains), net(b)	11,217	9,918	18,100	10,818	3,392
Net income (loss)(a)(b)	15,836	(291,306)	(51,816)	(26,907)	(8,722)
Income (loss) per share:
Basic	$0.16	$(4.00)	$(3.29)	$(2.69)	$(1.02)
Diluted	$0.15	$(4.00)	$(3.29)	$(2.69)	$(1.02)
CASH FLOW DATA:
Net cash provided by (used in) operating activities	$38,445	$(73,477)	$(15,842)	$(12,411)	$(4,497)
Net cash used in investing activities	(6,125)	(196,576)	(3,761)	(1,874)	(826)
Net cash provided by financing activities	23,069	90,030	224,996	14,947	8,334
BALANCE SHEET DATA (at end of period):
Total cash	$84,706	$29,317	$209,340	$3,947	$3,285
Total assets	232,232	178,973	226,552	11,407	7,815
Total liabilities	144,136	173,570	114,566	12,917	1,432
Total stockholders' equity (deficit)	88,096	5,403	111,986	(1,510)	6,383

_________________

(a)	Includes goodwill and intangible and other asset impairments totaling $192,463 for the year ended December 31, 2019 (see Part II, Item 8, Note 7 – Intangible Assets and Goodwill).
(b)

Includes other expense of $17,505 for the year ended December 31, 2018 for the estimated loss exposure related to a medical contingency claim (see Part II, Item 8, Note 11 – Correction of Prior Period Error) and includes a loss on debt extinguishment of $10,537 for the year ended December 31, 2017.

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

Overview

Waitr operates an online ordering technology platform, including the Waitr and Bite Squad mobile applications (the “Platforms”), providing delivery, carryout and dine-in options, connecting local restaurants, drivers and diners in cities across the United States. Our strategy is to bring delivery, carryout and dine-in infrastructure to underserved populations of restaurants, grocery stores and diners and establish strong market presence or leadership positions in the markets in which we operate. Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. In October 2020, we diversified our product offering beyond restaurant food delivery with the launch of tableside service technology for restaurants.

As of December 31, 2020, we had over 20,000 restaurants, in over 700 cities, on the Platforms. Average Daily Orders for the years ended December 31, 2020, 2019 and 2018 were approximately 39,071, 51,156 and 21,860, respectively. Revenues totaled $204,328 in the year ended December 31, 2020 compared to $191,675 in the year ended December 31, 2019 and $69,273 in the year ended December 31, 2018.

During the first half of 2020, we implemented various strategic initiatives, with a focus on improving revenue per order, costs per order, operating cash flow, profitability and liquidity, including the successful completion of a switch to an independent contractor model for delivery drivers. We focused efforts on operational improvements through the streamlining of operations, support and sales and marketing functions and offered new and enhanced service offerings to our restaurant partners. During the remainder of 2020, we continued to work with both new and existing restaurant partners to boost delivery potential by providing value-added marketing and support services. Despite impacts from hurricanes and the ongoing pandemic, our results during 2020 continued to reflect the implementation of our strategic initiatives around service and profitability. We achieved profitability and positive operating cash flow for the first time in February 2020 and for the year ended December 31, 2020. Additionally, during 2020, we expanded into new delivery verticals such as same-day groceries and alcohol delivery services, as well as diversifying our product offering beyond restaurant food delivery with the introduction of our tableside service technology for restaurants.

In March 2020 and May 2020, the Company entered into open market sale agreements with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock up to a certain aggregate offering price (see Part II, Item 8, Note 14 – Stockholders’ Equity). Sales of our common stock pursuant to our ATM Program, along with the implementation of the initiatives discussed above, resulted in increases in our working capital and liquid assets as of December 31, 2020. At the completion of our ATM Program on July 10, 2020, we had sold a total of 23,698,720 shares of common stock for net proceeds of approximately $47,574. We continue to evaluate additional opportunities to further strengthen our liquidity position in order to fund growth initiatives to complement our operating cash flows as we pursue our long-term growth plans.

Management Appointments

In January 2020, the Board appointed Carl A. Grimstad to the position of Chief Executive Officer of the Company, and a member of the Board. In May 2020, the board appointed Leonid (Leo) Bogdanov to the position of Chief Financial Officer. Mr. Bogdanov previously had been serving as director of financial planning & analysis of the Company. Additional management appointments made during 2020 included the appointment in May 2020 of Mark D’Ambrosio to the position of Chief Sales Officer and the appointments in July 2020 of Thomas C. Pritchard to the position of General Counsel and David Cronin to the position of Chief Engagement Officer.

Impact of COVID-19 on our Business

In March 2020, as the COVID-19 pandemic became more widespread in the United States, we launched several initiatives to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during these unprecedented times, including offering no-contact delivery for certain restaurant delivery orders; offering no-contact grocery delivery in select markets; working with certain restaurant partners to waive diner delivery fees; deploying free marketing programs for certain restaurants; and providing masks, gloves and hand sanitizer to drivers. Additionally, in early April 2020, we expanded our delivery areas to further support our restaurant partners and diners. We experienced a significant increase in the number of independent contractor driver applications from April through December 2020, providing us sufficient capacity to satisfy additional delivery and carryout demand from restaurant partners and diners.

We have thus far been able to operate effectively during the COVID-19 pandemic. Restrictions on in-restaurant dining resulted in more restaurants utilizing delivery services, which in turn had a positive impact on our order volumes. The lifting of restrictions on in-restaurant dining could have a negative impact on our order volumes.

The potential short and long-term impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict at this time. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services. In addition, a prolonged recession or additional financial market corrections resulting from the spread of COVID-19, including an increase in the number of COVID-19 cases, could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in this Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency (see Part II, Item 8, Note 11 – Correction of Prior Period Error);
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

For a description of our significant accounting policies, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K.

For a description of accounting standards adopted during the year ended December 31, 2020, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Also described in Note 2 are pending standards and their estimated effect on our consolidated financial statements.

Through year-end 2020, we qualified as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Effective January 1, 2021, we are no longer an emerging growth company. Accordingly, for fiscal year 2021, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

In connection with the Bite Squad Merger, we incurred direct and incremental costs during the year ended December 31, 2019, of approximately $6,956, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such year.

Changes in Fee Structure.  Since 2017, our fee structure evolved gradually from a per transaction fee plus a percentage of the food sale amount to one based exclusively on a percentage of the food sale amount. In early 2018, we established a multi-tier fee structure, allowing restaurants to elect to pay a higher fee rate in lieu of paying a one-time set-up and integration fee. Additionally, we initiated modifications to our fee structure in July 2019 with a majority of restaurants on the Waitr platform, which became effective in August 2019, and in January 2020, with the majority of our remaining restaurants, which became effective throughout February 2020. We continue to review and update our current rate structure, as necessary, as we look to offer new and enhanced value-adding services to our restaurant partners.

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

Seasonality and Holidays.  Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, most restaurants tend to close on certain major holidays, including Thanksgiving and Christmas Eve Day, in our key markets. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, snowstorms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. Consequently, our results between quarters, or between periods may vary as a result of prolonged periods of unusually cold, warm, inclement, or otherwise unexpected weather and the timing of certain holidays. As shown in our results of operations for the year ended December 31, 2020, the COVID-19 pandemic has had an impact on our typical seasonality trends and could impact future periods.

Acquisition Pipeline.   We continue to actively maintain and evaluate a pipeline of potential acquisition targets and may pursue acquisitions in the future. Future business acquisitions may impact the comparability of our results in future periods relative to prior periods.

Key Factors Affecting Our Performance

Efficient Market Expansion and Penetration.   Our continued revenue growth and improved cash flow and profitability is dependent on successful restaurant, diner and driver penetration of our markets and achieving our targeted scale in current and future markets. Failure in achieving positive market-level operating margins (exclusive of indirect and corporate overhead costs) could adversely affect our working capital, which in turn, could slow our growth plans.

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

Average Daily Orders. We calculate Average Daily Orders as the number of orders during the period divided by the number of days in that period, including holidays. Average Daily Orders is an important metric for us because the number of orders processed on our Platforms is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our Platforms for a given period.

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

	Year Ended December 31,
Key Business Metrics(1)	2020	2019	2018
Active Diners (as of period end)	1,865,194	2,352,007	989,000
Average Daily Orders	39,071	51,156	21,860
Gross Food Sales (dollars in thousands)	$598,616	$663,919	$278,833
Average Order Size (in dollars)	$41.86	$36.15	$34.95

_____________

(1)	The key business metrics include the operations of Bite Squad beginning on the acquisition date, January 17, 2019.

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of transaction fees, comprised of fees received from restaurants, determined as a percentage of the total food sales, net of any diner promotions or refunds and diner fees (less any discounts).

Cost and Expenses:

Operations and Support.  Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in operations and customer service, including independent contractor drivers, as well as market managers, restaurant onboarding, and driver logistics personnel, as well as payment processing costs incurred on customer orders.

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

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt and accruals for legal contingencies, as well as any other items not considered to be incurred in the normal operations of the business.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Year Ended December 31,
(in thousands, except percentages(1))	2020	% of Revenue	2019	% of Revenue	2018(2)	% of Revenue
Revenue	$204,328	100%	$191,675	100%	$69,273	100%
Costs and expenses:
Operations and support	109,240	53%	147,759	77%	51,428	74%
Sales and marketing	12,242	6%	52,370	27%	15,695	23%
Research and development	4,262	2%	7,718	4%	3,913	6%
General and administrative	42,982	21%	56,862	30%	31,148	45%
Depreciation and amortization	8,377	4%	15,774	8%	1,223	2%
Goodwill impairment	—	0%	119,212	62%	—	0%
Intangible and other asset impairments	30	0%	73,251	38%	—	0%
Loss on disposal of assets	20	0%	36	0%	9	0%
Total costs and expenses	177,153	87%	472,982	247%	103,416	149%
Income (loss) from operations	27,175	13%	(281,307)	(147%)	(34,143)	(49%)
Other expenses (income) and losses (gains), net:
Interest expense	9,458	5%	9,408	5%	1,822	3%
Interest income	(102)	0%	(1,037)	(1%)	(406)	(1%)
Gain on derivatives	—	0%	—	0%	(337)	0%
Gain on debt extinguishment	—	0%	—	0%	(486)	(1%)
Other expense	1,861	1%	1,547	1%	17,507	25%
Net income (loss) before income taxes	15,958	8%	(291,225)	(152%)	(52,243)	(75%)
Income tax expense	122	0%	81	0%	(427)	(1%)
Net income (loss)	$15,836	8%	$(291,306)	(152%)	$(51,816)	(75%)

(1)	Percentages may not foot due to rounding.
(2)

Other expense, net loss before income taxes and net loss for the year ended December 31, 2018 have been revised to reflect the correction of a prior period error. See Part II, Item 8, Note 11 – Correction of Prior Period Error of this Form 10-K for further details.

The following section includes a discussion of our results of operations for the years ended December 31, 2020 and 2019. Details of results of operations for the year ended December 31, 2018 can be found under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2019 Annual Report on Form 10-K. A discussion of other expenses (income) and losses (gains), net for the year ended December 31, 2018 is included below to reflect the revised amounts related to the correction of a prior period error. The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019 (see Part II, Item 8, Note 3 – Business Combinations of this Form 10-K).

Revenue

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Revenue	$204,328	$191,675	$69,273	7%	177%

Revenue increased for the year ended December 31, 2020 compared to December 31, 2019, primarily as a result of improved revenue unit economics. The Average Order Size increased to $41.86 from $36.15, an improvement of 16%, while Average Daily Orders decreased in the year ended December 31, 2020 compared to December 31, 2019, partially as a result of market closures in late 2019 and early 2020.

Included in revenue for the year ended December 31, 2019 is $3,005 related to a cumulative adjustment to setup and integration fee revenue as a result of contract modifications made in July 2019 and the effect of such modifications on our measure of progress towards the performance obligations. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320.

Operations and Support

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Operations and support	$109,240	$147,759	$51,428	(26%)	187%
As a percentage of revenue	53%	77%	74%

Operations and support expenses decreased in dollar terms and as a percentage of revenue for the year ended December 31, 2020 compared to December 31, 2019, primarily as a result of lower driver operations cost relating to the change to independent contractor drivers.

Sales and Marketing

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Sales and marketing	$12,242	$52,370	$15,695	(77%)	234%
As a percentage of revenue	6%	27%	23%

Sales and marketing expense decreased in dollar terms and as a percentage of revenue in the year ended December 31, 2020 compared to December 31, 2019, primarily as a result of decreased advertising spend of approximately $28,483, as well as staff reductions and the consolidation of sales and marketing functions in the second half of 2019 and early 2020.

Research and Development

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Research and development	$4,262	$7,718	$3,913	(45%)	97%
As a percentage of revenue	2%	4%	6%

Research and development expense decreased in dollar terms and as a percentage of revenue in the year ended December 31, 2020 compared to December 31, 2019, primarily due to the capitalization of increased software development costs during 2020 as further features and functionality were incorporated into the Platforms.

General and Administrative

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
General and administrative	$42,982	$56,862	$31,148	(24%)	83%
As a percentage of revenue	21%	30%	45%

General and administrative expense decreased in dollar terms and as a percentage of revenue in the year ended December 31, 2020 compared to December 31, 2019, due to decreased travel, entertainment and other related expenses as a result of COVID-19 and stock-based compensation expenses. Additionally, included in general and administrative expense during the year ended December 31, 2019 are $6,956 of business combination-related professional and other costs associated with the Bite Squad Merger.

Depreciation and Amortization

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Depreciation and amortization	$8,377	$15,774	$1,223	(47%)	1,190%
As a percentage of revenue	4%	8%	2%

Depreciation and amortization expense decreased in dollar terms and as a percentage of revenue in the year ended December 31, 2020 compared to December 31, 2019, primarily as a result of the write-down of the carrying value of intangible assets to their implied fair values in September 2019 in connection with the Company’s goodwill impairment analysis.

Goodwill Impairment

During the year ended December 31, 2019, we recognized a non-cash goodwill impairment charge of $119,212 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price in 2019, resulting in a market capitalization that was significantly lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part II, Item 8, Note 7 – Goodwill and Intangible Assets for additional details.

Intangible and Other Asset Impairments

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Intangible and other asset impairments	$30	$73,251	$-	(100%)	-
As a percentage of revenue	0%	38%	0%

The sustained decline in the Company’s stock price during 2019 resulted in a non-cash intangible asset impairment charge in the year ended December 31, 2019 of $71,982 to write down the carrying value of certain intangible assets to their implied fair values. The impairment charge included the write-offs of capitalized contracts costs of $3,815, customer relationships of $57,295 and developed technology of $10,872. During the year ended December 31, 2019, we recognized $852 in impairment charges related to non-recoverable capitalized costs to obtain and fulfill contracts as a result of the termination by certain restaurants of their contracts in connection with the modified fee structure introduced by the Company in July 2019.

Other Expenses (Income) and Losses (Gains), Net

	Year Ended December 31,			Percentage change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in thousands)
Other expenses (income) and losses (gains), net	$11,217	$9,918	$18,100	13%	(45%)
As a percentage of revenue	5%	5%	26%

Other expenses (income) and losses (gains), net for the year ended December 31, 2020 primarily consisted of interest expense of $9,318 associated with the Term Loans and Notes and a $1,023 stock-based compensation expense accrual related to the settlement of the Halley and Montgomery legal contingencies (see Part I, Item 3, Legal Proceedings). Other expenses (income) and losses (gains), net for the year ended December 31, 2019 primarily consisted of $9,268 of interest expense associated with the Term Loans and Notes and a $2,000 stock-based compensation expense accrual related to the Halley and Montgomery legal contingencies. See Part II, Item 8, Note 9 – Debt for definitions of Term Loans and Notes.

Other expenses (income) and losses (gains), net for the year ended December 31, 2018 primarily consisted of $17,505 related to a medical contingency claim. See Part II, Item 8, Note 11 – Correction of Prior Period Error for additional details.

Income Tax Expense (Benefit)

Income tax expense for the years ended December 31, 2020 and 2019 was $122 and $81, respectively, entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had cash on hand of $84,706. Our primary sources of liquidity have been cash flow from operations and proceeds from the issuance of stock, long-term convertible debt and term loans.

The implementation of various initiatives throughout 2020, with a focus on improving revenue per order, costs per order, cash flow, operations and liquidity, resulted in positive results for the Company during the year ended December 31, 2020. Additionally, proceeds from the sales of our common stock pursuant to our ATM Program launched in March and May 2020 enhanced our liquidity position at December 31, 2020. We used a portion of the proceeds to repay our debt obligations, as discussed below, and intend to use the remaining proceeds for working capital and general corporate purposes, and to further enhance our ability to execute our strategic, operational and growth initiatives.

In May 2020, the Company entered into a Limited Waiver and Conversion Agreement, pursuant to which the lenders agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Program. In consideration of the prepayment waiver, the Company made a payment of $12,500 on the Term Loans and the lenders converted $12,500 of the Notes into shares of the Company’s common stock. In July 2020, the Company entered into amendments to the agreements governing the Term Loans and Notes, pursuant to which the interest rates for the Term Loans and Notes were reduced by 200 basis points for a one-year period, to 5.125% and 4.0% per annum, respectively, and the maturity dates for the Term Loans and Notes were extended by one year to November 15, 2023 upon the payment of $10,500 of the Term Loans. The aggregate principal amount of outstanding long-term debt totaled $99,137 as of December 31, 2020, consisting of $49,479 of Term Loans, $49,504 of Notes and $154 of promissory notes. As of December 31, 2020, the Company had $2,726 of outstanding short-term loans for insurance financing.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs beyond twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We may use cash on hand to repay additional debt or to acquire or invest in complementary businesses, products and technologies. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

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

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$38,445	$(73,477)	$(15,842)
Net cash used in investing activities	(6,125)	(196,576)	(3,761)
Net cash provided by financing activities	23,069	90,030	224,996

Cash Flows Provided By (Used In) Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities was $38,445, compared to net cash used in operating activities of $73,477 for the year ended December 31, 2019, primarily reflecting the effects of the implementation of various initiatives aimed at improving operations and profitability. The increase in net cash used in operating activities for the year ended December 31, 2019 compared to 2018 primarily reflected an increase in new market launch activities in 2019 relative to 2018. Operating activities during the years ended December 31, 2019 and 2018 included the payment of business combination-related expenses of $6,956 and $5,768, respectively.

Cash Flows Used In Investing Activities

For the year ended December 31, 2020, net cash used in investing activities included $3,982 of costs for internally developed software, $1,555 for the purchase of property and equipment and $628 for the acquisition of intangible assets. Net cash used in investing activities for the year ended December 31, 2019 included $192,568 for the acquisition of Bite Squad, $1,805 for internally developed software, $1,636 for the purchase of property and equipment, and $695 for the acquisition of intangible assets. Net cash used in investing activities for the year ended December 31, 2018 primarily consisted of $3,750 for the purchase of property and equipment.

Property and equipment is comprised primarily of computer tablets for restaurants on the Platforms. The tablets remain our property. We control software applications and updates on the tablets, and the tablets are programmed exclusively for the Platforms. We also periodically purchase office furniture, equipment, computers and software and leasehold improvements.

Cash Flows Provided By Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities included $47,574 of net proceeds from the sales of common stock under the Company’s ATM Program and $4,753 of borrowings under short-term loans for insurance financing, less $22,594 of payments on the Term Loans and $5,632 of payments on short-term loans for insurance financing. For the year ended December 31, 2019, net cash provided by financing activities included net proceeds from the issuance of common stock of $45,823, proceeds from the issuance of Term Loans of $42,080 and $7,875 of borrowings under a short-term loan for the Company’s annual insurance premium financing, less $4,931 of payments on short-term loans for insurance financing.

For the year ended December 31, 2018, net cash provided by financing activities included $143,648 of net cash assumed from the Landcadia Business Combination and $85,000 of proceeds from the issuance of the Term Loans and Notes, less $3,050 of related debt issuance costs. During the year ended December 31, 2018, we borrowed $5,000 under an unsecured line of credit and repaid in full the $5,000 of borrowings. Additionally, we borrowed $2,172 under a short-term loan to finance a portion of our insurance premium obligations and made repayments of $1,514 on such loan during the year ended December 31, 2018.

Contractual Obligations and Other Commitments

At December 31, 2020, we had corporate offices in Lake Charles and Lafayette, Louisiana, as well as smaller offices across the United States. Our office leases expire on various dates through August 2026. We recognize rent expense on a straight-line basis over the relevant lease period.

Our debt and interest payments, future minimum payments under non-cancellable operating leases for equipment and office facilities and payments related to our medical contingency were as follows as of December 31, 2020:

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
Debt(1)	$—	$98,983	$—	$—	$98,983
Loan agreements(2)	2,969	187	—	—	3,156
Interest due on debt(3)	5,439	12,341	—	—	17,780
Operating lease obligations	1,353	2,065	1,619	535	5,572
Medical contingency(4)	448	910	910	15,167	17,435
Total	$10,209	$114,486	$2,529	$15,702	$142,926

(1)	Debt includes principal amounts due under the Debt Facility and Notes as of December 31, 2020. See Part II, Item 8, Note 9 – Debt of this Form 10-K for additional details.
(2)

Loan agreements include principal payments due under short-term loans to finance certain insurance premiums and principal payments for promissory notes related to acquisitions. See Part II, Item 8, Note 9 – Debt of this Form 10-K for additional details.

(3)	Interest due on debt assumes all interest payments are paid in cash. Interest on the Notes assumes no conversion prior to the maturity of the Notes.
(4)

In November 2017, Guarantee Insurance Company (“GIC”), the Company’s former workers’ compensation insurer, was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. At the time of the court order, GIC was administering the Company’s outstanding workers’ compensation claims. Upon entering receivership, the guaranty associations of the states where GIC operated began reviewing outstanding claims administered by GIC for continued claim coverage eligibility based on guaranty associations’ eligibility criteria. Louisiana Insurance Guaranty Association, the agency created by the Louisiana insurance guaranty act to pay for claims of insolvent members (“LIGA”), determined that the Company’s enterprise value exceeded the $25,000 eligibility threshold for claims coverage. As such, LIGA assessed one of the Company’s outstanding claims as ineligible for coverage. The Company has accrued an estimated amount of loss exposure for the workers’ compensation claim (the Medical Contingency claim). See Part II, Item 8, Note 12 – Commitments and Contingencies of this Form 10-K for additional details.

Contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding, while obligations under other contracts that we can cancel without a significant penalty are not included. We have no material long-term purchase obligations outstanding with any vendors or other third parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of December 31, 2020, we had outstanding interest-bearing long-term debt totaling $98,983, consisting of $49,479 of Term Loans and $49,504 of Notes. The interest rates under the Term Loans and Notes were reduced by 200 basis points for a one-year period, effective August 3, 2020, in connection with amendments to the loan agreements governing the Term Loans and Notes and a payment on the Term Loans. Although the interest rates decreased on August 3, 2020, we are not currently exposed to interest rate risk on our outstanding debt, as the new rates are fixed and set to revert back to the fixed rates in effect prior to the amendments. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance levels as of December 31, 2020.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) (2013 framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act during the year ended December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the three years in the period ended December 31, 2020

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2020

Consolidated Statements of Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2020

Notes to Consolidated Financial Statements

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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K (File No. 001-37788) filed by the Company on March 16, 2020).

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

10.2

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

10.3

Amendment No. 2 to Credit and Guaranty Agreement, dated as of May 21, 2019, by and among Waitr Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, as a Lender, and Luxor Capital Group, LP, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 24, 2019).

10.4

Limited Waiver and Conversion Agreement, dated as of May 1, 2020, by and among Waitr Holdings Inc., Waitr Inc., Waitr Intermediate Holdings, LLC, the Lenders party thereto and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 7, 2020).

10.5

Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 15, 2020, by and among Waitr Holdings Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, Luxor Capital Group, LP, and the lenders party thereto (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 6, 2020).

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

10.10

Amendment No. 3 to Credit Agreement, dated as of July 15, 2020, by and among Waitr Holdings Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, Luxor Capital Group, LP, and the lenders party thereto (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 6, 2020).

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

10.16

Amended and Restated Open Market Sale Agreement, dated May 1, 2020, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 1, 2020).

Exhibit No.	Description

10.17

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

10.19*

Option Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.20*

Performance Bonus Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020.

10.21*

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

10.26*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan. (1)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-229380) filed by the Company on January 25, 2019).

23.1	Consent of Moss Adams LLP.(1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).(1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).(1)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.(1)

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(1)

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).(1)

* Indicates a management contract or compensatory plan

(1) Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2021.

Signature	Title

/s/ Carl A. Grimstad	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Carl A. Grimstad

/s/Leo Bogdanov	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Leo Bogdanov

/s/ Christopher Meaux	Vice-Chairman of the Board of Directors
Christopher Meaux

/s/ Tilman J. Fertitta	Director
Tilman J. Fertitta

/s/ Jonathan Green	Director
Jonathan Green

/s/ Charles Holzer	Director
Charles Holzer

/s/ Buford H. Ortale	Director
Buford H. Ortale

/s/ Pouyan Salehi	Director
Pouyan Salehi

/s/ Steven L. Scheinthal	Director
Steven L. Scheinthal

/s/ William Gray Stream	Director
William Gray Stream

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Waitr Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waitr Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 8, 2021

We have served as the Company’s auditor since 2018.

WAITR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash	$84,706	$29,317
Accounts receivable, net	2,954	3,272
Capitalized contract costs, current	737	199
Prepaid expenses and other current assets	6,657	8,329
TOTAL CURRENT ASSETS	95,054	41,117
Property and equipment, net	3,503	4,072
Capitalized contract costs, noncurrent	2,429	772
Goodwill	106,734	106,734
Intangible assets, net	23,924	25,761
Other noncurrent assets	588	517
TOTAL ASSETS	$232,232	$178,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$4,382	$4,384
Restaurant food liability	4,301	5,612
Accrued payroll	4,851	5,285
Short-term loans for insurance financing	2,726	3,612
Deferred revenue, current	141	414
Income tax payable	122	51
Other current liabilities	13,781	13,293
TOTAL CURRENT LIABILITIES	30,304	32,651
Long-term debt	94,372	123,244
Accrued medical contingency	16,987	17,203
Accrued workers’ compensation liability	—	102
Deferred revenue, noncurrent	—	45
Other noncurrent liabilities	2,473	325
TOTAL LIABILITIES	144,136	173,570
Commitments and contingent liabilities (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 111,259,037 and 76,579,175 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	11	8
Additional paid in capital	451,991	385,137
Accumulated deficit	(363,906)	(379,742)
TOTAL STOCKHOLDERS’ EQUITY	88,096	5,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,232	$178,973

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUE	$204,328	$191,675	$69,273
COSTS AND EXPENSES:
Operations and support	109,240	147,759	51,428
Sales and marketing	12,242	52,370	15,695
Research and development	4,262	7,718	3,913
General and administrative	42,982	56,862	31,148
Depreciation and amortization	8,377	15,774	1,223
Goodwill impairment	—	119,212	—
Intangible and other asset impairments	30	73,251	—
Loss on disposal of assets	20	36	9
TOTAL COSTS AND EXPENSES	177,153	472,982	103,416
INCOME (LOSS) FROM OPERATIONS	27,175	(281,307)	(34,143)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	9,458	9,408	1,822
Interest income	(102)	(1,037)	(406)
Gain on derivatives	—	—	(337)
Gain on debt extinguishment	—	—	(486)
Other expense	1,861	1,547	17,507
NET INCOME (LOSS) BEFORE INCOME TAXES	15,958	(291,225)	(52,243)
Income tax expense (benefit)	122	81	(427)
NET INCOME (LOSS)	$15,836	$(291,306)	$(51,816)
INCOME (LOSS) PER SHARE:
Basic	$0.16	$(4.00)	$(3.29)
Diluted	$0.15	$(4.00)	$(3.29)
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	98,095,081	72,404,020	15,745,065
Weighted average common shares outstanding – diluted	108,175,022	72,404,020	15,745,065

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Seed I		Preferred Seed II		Preferred Seed AA		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balances at December 31, 2017	3,413,235	$—	3,301,326	$—	7,264,489	$—	10,050,180	$—	$35,110	$(36,620)	$(1,510)
Net loss	—	—	—	—	—	—	—	—	—	(51,816)	(51,816)
Exercise of stock options	—	—	—	—	—	—	562,028	—	97	—	97
Vested Waitr options exchanged for common stock	—	—	—	—	—	—	3,018,553	—	—	—	—
Line of Credit Warrant exercises	—	—	—	—	—	—	37,735	—	380	—	380
2014 Warrants exchanged for common stock	—	—	—	—	—	—	405,884	—	—	—	—
Conversion of preferred stock to common stock	(3,413,235)	—	(3,301,326)	—	(7,264,489)	—	13,979,050	—	—	—	—
Debt Warrants issued in connection with Luxor term loan	—	—	—	—	—	—	—	—	1,569	—	1,569
Conversion of convertible notes to common stock	—	—	—	—	—	—	2,062,354	—	5,360	—	5,360
Waitr shares redeemed for cash	—	—	—	—	—	—	(7,168,303)	—	(71,683)	—	(71,683)
Merger recapitalization (see Note 3)	—	—	—	—	—	—	31,203,841	5	214,853	—	214,858
Stock-based compensation	—	—	—	—	—	—	—	—	9,580	—	9,580
Stock issued as consideration in GoGoGrocer asset acquisition	—	—	—	—	—	—	16,311	—	142	—	142
Cancellation of stock	—	—	—	—	—	—	(132,095)	—	—	—	—
Equity compensation on Requested Amendment	—	—	—	—	—	—	—	—	3,359	—	3,359
Equity issued in exchange for services	—	—	—	—	—	—	—	—	120	—	120
Discount on convertible notes due to beneficial conversion feature	—	—	—	—	—	—	—	—	1,530	—	1,530
Balances at December 31, 2018	—	—	—	—	—	—	54,035,538	5	200,417	(88,436)	111,986
Net loss	—	—	—	—	—	—	—	—	—	(291,306)	(291,306)
Gain on debt extinguishment	—	—	—	—	—	—	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	496,654	—	4	—	4
Taxes paid related to net settlement on stock-based compensation	—	—	—	—	—	—	(121,874)	—	(811)	—	(811)
Stock-based compensation	—	—	—	—	—	—	—	—	7,238	—	7,238
Equity issued in exchange for services	—	—	—	—	—	—	—	—	120	—	120
Issuance of common stock in connection with Additional Term Loans	—	—	—	—	—	—	325,000	—	3,884	—	3,884

Public Warrants exchanged for common stock	—	—	—	—	—	—	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	—	—	—	—	—	—	10,591,968	1	126,573	—	126,574
Issuance of common stock	—	—	—	—	—	—	6,757,000	1	46,425	—	46,426
Balances at December 31, 2019	—	—	—	—	—	—	76,579,175	8	385,137	(379,742)	5,403
Net income	—	—	—	—	—	—	—	—	—	15,836	15,836
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	779,060	—	45	—	45
Taxes paid related to net settlement on stock-based compensation	—	—	—	—	—	—	—	—	(1,077)	—	(1,077)
Stock-based compensation	—	—	—	—	—	—	—	—	5,166	—	5,166
Stock issued for conversion of Notes	—	—	—	—	—	—	9,328,362	1	12,025	—	12,026
Stock issued for settlement of legal contingency	—	—	—	—	—	—	873,720	—	3,023	—	3,023
Equity issued for asset acquisition	—	—	—	—	—	—	—	—	100	—	100
Issuance of common stock	—	—	—	—	—	—	23,698,720	2	47,572	—	47,574
Balances at December 31, 2020	—	$—	—	$—	—	$—	111,259,037	$11	$451,991	$(363,906)	$88,096

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$15,836	$(291,306)	$(51,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense	5,925	5,674	1,206
Non-cash advertising expense	—	397	603
Stock-based compensation	5,166	7,238	12,939
Equity issued in exchange for services	—	120	120
Loss on disposal of assets	20	36	9
Depreciation and amortization	8,377	15,774	1,223
Goodwill impairment	—	119,212	—
Intangible and other asset impairments	30	73,251	—
Amortization of capitalized contract costs	495	1,637	1,513
Write-off of notes receivable	388	—	—
Gain on derivatives	—	—	(337)
Gain on debt extinguishment	—	—	(486)
Other non-cash (income) expense	(12)	(68)	75
Changes in assets and liabilities:
Accounts receivable	232	2,143	(1,563)
Capitalized contract costs	(2,690)	(4,579)	(2,785)
Prepaid expenses and other current assets	1,355	(2,676)	(3,789)
Other noncurrent assets	(142)	—	—
Accounts payable	(2)	1,604	1,580
Restaurant food liability	(1,311)	4,475	170
Deferred revenue	(318)	(4,210)	2,312
Income tax payable	71	26	(427)
Accrued payroll	(434)	1,104	2,105
Accrued medical contingency	(216)	(680)	17,883
Accrued workers’ compensation liability	(102)	(161)	(988)
Other current liabilities	3,630	(2,617)	4,481
Other noncurrent liabilities	2,147	129	130
Net cash provided by (used in) operating activities	38,445	(73,477)	(15,842)
Cash flows from investing activities:
Purchases of property and equipment	(1,555)	(1,636)	(3,750)
Internally developed software	(3,982)	(1,805)	—
Acquisition of Bite Squad, net of cash acquired	—	(192,568)	—
Other acquisitions	(628)	(695)	(11)
Collections on notes receivable	21	94	—
Proceeds from sale of property and equipment	19	34	—
Net cash used in investing activities	(6,125)	(196,576)	(3,761)
Cash flows from financing activities:
Proceeds from issuance of stock	48,314	50,002	—
Equity issuance costs	(740)	(4,179)	—
Payments on long-term loans	(22,594)	—	—
Borrowings under short-term loans for insurance financing	4,753	7,875	2,172
Payments on short-term loans for insurance financing	(5,632)	(4,931)	(1,514)
Proceeds from exercise of stock options	45	4	97
Taxes paid related to net settlement on stock-based compensation	(1,077)	(811)	—
Proceeds from Notes and Term Loans	—	42,080	85,000
Debt issuance costs	—	—	(3,050)
Borrowings on line of credit	—	—	5,000
Payments on line of credit	—	—	(5,000)
Proceeds from convertible notes issuance	—	—	1,470
Repayment of Series 2017 and Series 2018 notes	—	—	(3,207)

Proceeds from warrant exercises	—	—	380
Cash received from Landcadia Holdings	—	—	215,331
Waitr shares redeemed for cash	—	(10)	(71,683)
Net cash provided by financing activities	23,069	90,030	224,996
Net change in cash	55,389	(180,023)	205,393
Cash, beginning of period	29,317	209,340	3,947
Cash, end of period	$84,706	$29,317	$209,340
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$64	$74	$31
Cash paid during the period for interest	3,533	3,734	616
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$12,026	$—	$—
Stock issued in connection with legal settlement	3,023	—	—
Accrued consideration for acquisitions	225	—	—
Equity consideration in acquisitions	100	868	142
Seller-financed payables related to other acquisitions	—	868	—
Stock issued as consideration in Bite Squad acquisition	—	126,574	—
Stock issued in connection with Additional Term Loans	—	3,884	—
Non-cash gain on debt extinguishment	—	1,897	—
Debt assumed in IndiePlate asset acquisition	—	—	60
Bifurcated embedded derivatives	—	—	87
Discount on convertible notes due to beneficial conversion feature	—	—	1,530
Warrants issued	—	—	1,612
Conversion of convertible notes to preferred stock	—	—	8,681

The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. In January 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”), which also operates an online ordering technology platform. The Company connects restaurants, diners and drivers via Waitr’s and Bite Squad’s mobile applications (the “Platforms”). The Company’s Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) included hereafter refer to the ASC and ASUs established by the Financial Accounting Standards Board (the “FASB”) as the source of authoritative GAAP.

During the third quarter of 2020, the Company identified and corrected an immaterial error related to the understatement of an accrued medical contingency that affected previously issued consolidated financial statements. In order to present the impact of the updated estimated liability for the claim, previously issued financial statements have been revised. See Note 11 – Correction of Prior Period Error for additional details, including a summary of the revisions to certain previously reported financial information presented herein for comparative purposes.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and judgments relied upon in preparing these consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency (see Note 11 – Correction of Prior Period Error);
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

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

Impact of COVID-19 on our Business

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The potential impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, are uncertain and may be difficult to assess or predict at this time. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. The COVID-19 pandemic could also reduce the demand for the Company’s services, and a prolonged recession or additional financial market corrections resulting from the spread of COVID-19, including an increase in the number of COVID-19 cases, could adversely affect demand for the Company’s services. Additionally, in response to the COVID-19 pandemic, several jurisdictions have implemented or are considering implementing fee caps, fee disclosure requirements and similar measures that could negatively impact the Company’s financial results. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in Part I, Item 1A. Risk Factors of this Form 10-K.

Waitr has thus far been able to operate during the COVID-19 pandemic. Restrictions on in-restaurant dining have resulted in restaurants utilizing delivery services and has had a positive impact on our business. We have taken several steps to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during the COVID-19 outbreak, including offering no-contact delivery in select markets, offering no-contact grocery delivery in select markets, working with certain restaurant partners to waive diner delivery fees, deploying free marketing programs for certain restaurants and providing masks, gloves and hand sanitizer to drivers. We continue to monitor the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health and the global economic situation.

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

Cash

Cash consists of demand deposits with financial institutions, as well as cash owed to restaurants on the Platforms. As of December 31, 2020, the Company had cash totaling $84,706. The Company has a compensating balance arrangement with its financial institution related to a letter of credit. As of December 31, 2020, cash supporting the outstanding letter of credit was $3,191.

Certain restaurants on the Platforms receive their portion of payments collected through the Company’s Platforms less frequently than daily. Upon receipt of the restaurants’ cash, the Company records an offsetting liability. As of December 31, 2020, our restaurant liability was $4,301.

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

Accounts Receivable and Allowance for Doubtful Accounts and Chargebacks

Accounts receivable is primarily comprised of credit card receivables due from the credit card processor. Credit card payments on orders made through the Platforms are generally remitted to the Company in one to six days from the date revenue is generated.

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

Advertising Costs

The costs of advertising are generally expensed as incurred, or in certain cases, advertising costs are capitalized and expensed when the advertisement first takes place. The accounting policy selected from these two alternatives is applied consistently to similar kinds of advertising activities. For the years ended December 31, 2020, 2019 and 2018, the Company recognized expense attributable to advertising totaling $2,749, $31,232 and $5,322, respectively. Advertising costs are included in sales and marketing expense on the Company’s consolidated statements of operations.

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

Intangible Assets

Internally Developed Software

The Company incurs expenses associated with software development of new features and functionality, which includes wages, employee benefits, and other compensation-related expenses associated with these improvements. Additionally, the Company incurs third-party development and programming costs.

Costs of Software to Be Sold, Leased, or Marketed

The Company accounts for costs incurred to develop its externally-marketed platforms in accordance with ASC Topic 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed. Internal and external costs incurred after technological feasibility has been established are capitalized. Technological feasibility is established upon completion of planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The Company’s software products generally reach technical feasibility shortly before the products are released to production. Capitalized software costs are amortized on a product-by-product basis. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, which is 3 years.

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

Customer Relationships

The Company records customer relationship intangible assets at fair value as of the date of acquisition and amortizes the costs on a straight-line basis over their estimated useful lives. The Company’s customer relationship intangible assets have useful lives of 7.5 years.

Trademarks/Trade name

The Company records trademarks and tradename intangible assets at fair value as of the date of acquisition and amortizes the costs on a straight-line basis over their estimated useful lives. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad trade name asset is being amortized over its estimated useful life of 3 years.

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

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business combinations. The Company conducts its goodwill impairment test annually as of October 1, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a quantitative impairment test. The Company would recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, if any, not to exceed the carrying amount of goodwill.

Leases

The Company accounts for leases under the provisions of ASC Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of December 31, 2020, 2019, and 2018, all of the Company’s material leases were operating leases.

The Company’s lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liability, which is calculated as the difference between contractual lease payments and the rent expense, is recorded in other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period for awards expected to vest. The resulting expense is recorded either in operations and support, sales and marketing, research and development, or general and administrative expense, depending on the department of the recipient. The Company recognizes forfeitures of stock-based awards as they occur. In the case of an award pursuant to which a performance condition must be met for the award to vest, no stock-based compensation cost is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of change. Because of the non-cash nature of share-based compensation, it is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows.

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

Forfeiture rate:    The Company elects to recognize actual forfeitures of stock-based awards as they occur.

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

Earnings per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, RSAs, RSUs and warrants, except in cases where the effect of the common stock equivalent would be antidilutive.

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

Loss Contingencies

The Company is involved in various legal proceedings that arise from the normal course of business activities. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount of the loss or a range of loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the possible loss in the notes to the consolidated financial statements, including the amount of the loss or range of loss if estimable. Significant judgment is required to determine both probability and the estimated amount of loss. The Company reviews developments in contingencies that could affect previously recorded provisions and disclosures related to such contingencies and adjusts these provisions and disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

The Company typically recognizes estimated losses from legal contingencies as other expense in the consolidated statement of operations. Legal fees associated with such actions are expensed as incurred and recognized as general and administrative expense in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. From time to time, the Company assesses the credit worthiness of its payment processing service provider and restaurants on the Platforms. Credit risk on accounts receivable is minimized through use of a reputable payment processing service provider as well as a diverse group of restaurants dispersed across several geographic areas. The Company has not experienced material losses related to receivables from individual restaurants or groups of restaurants and is not expecting a change from this historical norm.

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

Revenue

The Company generates revenue (“transaction fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for our unlimited delivery subscription program, revenue is recognized for the receipt of the monthly fee in the applicable month for which the delivery service applies to. Revenue consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Transaction fees	$203,471	$186,189	$65,930
Setup and integration fees	453	5,270	2,882
Other	404	216	461
Total Revenue	$204,328	$191,675	$69,273

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

The Company records a receivable when it has an unconditional right to the consideration. The balance of accounts receivable, net was $2,954 and $3,272 as of December 31, 2020 and December 31, 2019, respectively, comprised primarily of credit card receivables due from the credit card processor.

During the years ended December 31, 2019 and 2018, the Company received non-refundable upfront setup and integration fees for onboarding certain restaurants. Setup and integration activities primarily represented administrative activities that allowed the Company to fulfill future performance obligations for these restaurants and did not represent services transferred to the restaurant. However, the non-refundable upfront setup and integration fees charged to restaurants resulted in a performance obligation in the form of a material right related to the restaurant’s option to renew the contract each day rather than provide a notice of termination. Revenue related to setup and integration fees was historically recognized ratably over a two-year period. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee.

The contract modifications in July 2019 and the effect of such modifications on our measure of progress towards the performance obligations resulted in accelerated recognition of deferred revenue related to the modified contracts. Included in revenue during the year ended December 31, 2019 is a cumulative adjustment to setup and integration fee revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019. The cumulative adjustment to revenue was partially offset by write-offs of uncollected setup and integration fees within accounts receivable of $797 and refunds of previously paid setup and integration fees of $320. Further, a portion of our capitalized contract costs pertaining to or allocable to terminated restaurant contracts was recognized in the year ended December 31, 2019, resulting in an impairment loss of $852. The July 2019 contract modifications had no impact on revenue during the year ended December 31, 2020.

Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and recognizes the expense over the course of the period when the Company expects to recover those costs. The Company has determined that certain internal sales incentive commissions earned at the time when an initial contract is executed meet these requirements. Capitalized sales incentives are amortized to sales and marketing expense on a straight-line basis over the period of benefit. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, the Company changed its estimate of the useful life of the asset for costs to obtain a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to obtain a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the years ended December 31, 2020 and 2019.

Deferred costs related to obtaining contracts with restaurants totaled $2,424 and $701 as of December 31, 2020 and 2019, respectively, out of which $567 and $143, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $397, $606, and $541 for the years ended December 31, 2020, 2019, and 2018, respectively.

Costs to Fulfill a Contract with a Customer

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to menu and other setup and integration activities meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over a period of benefit.

As a result of the changes in the terms of the contracts related to the modified fee structure introduced in July 2019, the Company changed its estimate of the useful life of the asset for costs to fulfill a contract to better reflect the estimated period in which the asset will remain in service. Effective August 1, 2019, the estimated useful life of the asset for costs to fulfill a contract from customers, previously estimated at two years, was increased to five years. The change in estimate had no material impact on the Company’s results of operations for the years ended December 31, 2020 and 2019.

Deferred costs related to fulfilling contracts with restaurants totaled $742 and $270 as of December 31, 2020 and 2019, respectively, out of which $170 and $56 was classified as current. Amortization of expense for the costs to fulfill a contract were $98, $1,030, and $972 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. The Company’s tax returns are subject to examination by the various federal and state income-taxing authorities in the normal course of business. Such examinations may result in future assessments of additional tax, interest, and penalties. The Company utilizes a two-step approach in recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company accounts for income taxes related to tax contingencies and recognizes interest and penalties related to tax contingencies in income tax expense in the consolidated statements of operations. The Company has not recorded any tax contingencies as of December 31, 2020 and December 31, 2019.

Recent Accounting Pronouncements

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these consolidated financial statements. Throughout fiscal year 2020, the Company qualified as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, the Company elected to use the extended transition period for complying with certain new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. Effective January 1, 2021, the Company is no longer an emerging growth company.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt, resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company will adopt ASU 2019-12 effective as of January 1, 2021. The Company does not believe the adoption of ASU 2019-12 will have a material impact on the Company’s disclosures or consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s disclosures or the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies or adds disclosure requirements regarding fair value measurements. The amendments in this ASU are effective for all entities beginning after December 15, 2019, with amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and narrative description of measurement uncertainty requiring prospective adoption and all other amendments requiring retrospective adoption. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures or the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards will be initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement will be based on an estimate of the fair value of the equity instruments to be issued. ASU 2018-07 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period for which financial statements have not been issued or made available for issuance but not before an entity adopts ASC 606. The Company adopted this standard on January 1, 2020. The Company’s adoption of this ASU did not have a material impact on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in ASC 480. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. Part II of ASU 2017-11 does not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company will adopt this standard effective as of January 1, 2021. The Company is currently evaluating the impacts of the provisions of ASU 2017-11 on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 effective as of January 1, 2021. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s disclosures or consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing “right-of-use” lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. In June 2020, the FASB issued ASU No. 2020-05, which amends the effective date of ASU No. 2016-02 to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. The Company is no longer an emerging growth company effective January 1, 2021, and as a result, the relief granted under ASU 2020-05 will not apply and ASU No. 2016-02 is now effective for the Company on January 1, 2021. The Company will apply the modified retrospective transition approach, with no adjustment to prior comparative periods, and will elect the optional practical expedient package, which includes retaining the current classification of leases. Additionally, the Company will utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use assets. Under ASC Topic 842, the Company expects to record in the consolidated balance sheet as of January 1, 2021, lease liabilities for operating leases entered into prior to December 31, 2020 of approximately $5 million, representing the present value of its future operating lease payments, and corresponding right-of-use assets of approximately $4.7 million, based upon the operating lease liabilities adjusted for deferred rent. The Company does not expect the adoption of ASC Topic 842 will have a material impact on its consolidated statement of operations or cash flows.

3.   Business Combinations

Other Acquisitions

During the years ended December 31, 2020 and 2019, the Company completed various asset acquisitions, which were accounted for under the acquisition method of accounting. The purchase consideration for each acquisition was allocated to the assets acquired which primarily consisted of customer relationships (restaurants and end consumers) and software. The customer relationship intangible assets and acquired software are amortized on a straight-line basis over 7.5 years and three years, respectively. The amortization periods reflect the pattern in which the economic benefits of the acquired assets are consumed. The results of operations of the acquired businesses are included in our consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were immaterial to the operations of the Company.

In December 2020, the Company completed an asset acquisition for total consideration of $525, with the full value allocated to customer relationship intangible assets. During the year ended December 31, 2019, the Company completed three separate asset acquisitions. The total consideration for the acquisitions amounted to $1,645. The acquisitions included customer relationship intangible assets valued at $1,343 and acquired software valued at $250.

Bite Squad Merger

In January 2019, the Company completed the acquisition of Bite Squad (the “Bite Squad Merger”). Founded in 2012 and based in Minneapolis, Bite Squad operates an online ordering platform, similar to Waitr’s platform, through the Bite Squad platform. Total merger consideration was $335,858, consisting of $197,404 paid in cash, the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock valued at $11.95 per share.

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

The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss attributable to Bite Squad for the year ended December 31, 2019 totaled approximately $95,079 and $213,497, respectively.

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

Twelve Months Ended
December 31, 2019
Net Revenue	$195,961
Net Loss	292,419

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

Landcadia Business Combination

The merger between Waitr Incorporated and Landcadia Holdings, Inc. closed in November 2018 (the “Landcadia Business Combination”). The Landcadia Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Landcadia Holdings, Inc. was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Landcadia Business Combination was treated as the equivalent of Waitr Incorporated issuing stock for the net assets of Landcadia Holdings, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Landcadia Business Combination are those of Waitr Incorporated. The shares and earnings per share available to holders of the Company’s common stock, prior to the Landcadia Business Combination, have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (0.8970953 Waitr Holdings Inc. shares to 1.0 Waitr Incorporated share). The pro forma information of the Landcadia Business Combination has been excluded as the amounts are not material. The aggregate consideration for the Landcadia Business Combination was $300,000, consisting of $71,680 in cash and 22,831,697 shares of the Company’s common stock valued at $10.00 per share.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Credit card receivables	$3,013	$2,803
Receivables from restaurants and customers	334	950
Accounts receivable	$3,347	$3,753
Less: allowance for doubtful accounts and chargebacks	(393)	(481)
Accounts receivable, net	$2,954	$3,272

The activity in the allowance for doubtful accounts and chargebacks is as follows (in thousands):

	December 31,	December 31,
	2020	2019
Balance, beginning of the year	$481	$175
Additions to expense	591	481
Write-offs, net of recoveries and other adjustments	(679)	(175)
Balance, end of the year	$393	$481

During the year ended December 31, 2019, the Company recognized the write-off of $797 of accounts receivable for uncollected setup and integration fees as a reduction of setup and integration fee revenue. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional details.

5.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance expense	$4,291	$5,859
Other current assets	2,366	2,470
Prepaid expenses and other current assets	$6,657	$8,329

6.   Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Computer equipment	$7,254	$6,052
Furniture and fixtures	1,280	1,182
Leasehold improvements	350	344
	$8,884	$7,578
Less: Accumulated depreciation	(5,381)	(3,506)
Property and equipment, net	$3,503	$4,072

The Company recorded depreciation expense for property and equipment for the years ended December 31, 2020, 2019, and 2018 of $2,086, $2,048, and $1,096, respectively.

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

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$25,204	$(6,099)	$(11,825)	$7,280
Trademarks/Trade name/Patents	5,405	(3,526)	—	1,879
Customer Relationships	82,845	(10,702)	(57,378)	14,765
Total	$113,454	$(20,327)	$(69,203)	$23,924

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$21,223	$(4,113)	$(11,795)	$5,315
Trademarks/Trade name/Patents	5,405	(1,725)	—	3,680
Customer Relationships	82,343	(8,199)	(57,378)	16,766
Total	$108,971	$(14,037)	$(69,173)	$25,761

During the year ended December 31, 2020, the Company capitalized approximately $3,982 of software costs related to the development of the Platforms. Additionally, during the year ended December 31, 2020, the Company acquired customer relationship intangible assets valued at $525 in connection with an acquisition (see Note 3 – Business Combinations). The Company recorded amortization expense for the years ended December 31, 2020, 2019, and 2018 of $6,291, $13,726, and $127, respectively.

Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
2021	$7,375
2022	5,894
2023	3,998
2024	2,705
2025	2,705
Thereafter	1,242
Total future amortization	$23,919

Goodwill

The Company’s goodwill balance is as follows as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Balance, beginning of period	$106,734	$1,408
Acquisitions during the period	—	224,538
Impairments during the period	—	(119,212)
Balance, end of period	$106,734	$106,734

The Company recorded $224,538 of goodwill during the year ended December 31, 2019 as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Bite Squad Merger (see Note 3 – Business Combinations). There were no accumulated goodwill impairment charges at January 1, 2019. A goodwill impairment charge of $119,212 was recognized during the year December 31, 2019 (see Impairments below).

Impairments

During the years ended December 31, 2020 and 2019, the Company recognized impairment losses of $30 and $334, respectively, for the portion of previously capitalized software that was replaced due to the release of new developed software. In July 2019, the Company ceased the operations of a grocery delivery service related to the GoGoGrocer asset acquisition and concluded that the carrying value of the acquired customer relationship asset was non-recoverable, resulting in an impairment loss of $83 during the year ended December 31, 2019. The impairment losses are included in intangible and other asset impairments in the consolidated statements of operations.

The Company conducts its goodwill and intangible asset impairment test annually as of October 1, or more frequently if indicators of impairment exist. For purposes of testing for goodwill impairment, the Company has one reporting unit. In 2019, as a result of adverse changes in market conditions from increased competition having negatively affected the Company’s order and revenue growth, thereby contributing to a sustained decline in the Company’s market capitalization, the Company conducted its impairment test as of September 30, 2019. The impairment test was conducted in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets, for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other, for the reporting unit’s goodwill. The Company engaged a third party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350.

ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test gives consideration to whether indicators of impairment of long-lived assets are present. Given the sustained decline in the Company’s market capitalization in 2019, indications were that an impairment may exist and the Company proceeded to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. Given that the undiscounted cash flows for the long-lived assets were below the carrying amounts, the Company proceeded to perform Step 3 of the test by measuring the amount of impairment to the long-lived assets. An impairment loss is measured by the excess of the carrying amount of the long-lived asset over its implied fair value. As a result of this analysis, the Company recognized non-cash pre-tax impairment losses for the long-lived assets of $71,982 for the year ended December 31, 2019, described in more detail below.

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

The developed technology asset was valued using the replacement cost methodology which considers the direct replacement and opportunity costs associated with the underlying technology. The developed technology analysis represented a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in pricing the asset at fair value. These inputs required significant judgments and estimates at the time of the valuation.

The customer relationships were valued using the Income Approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with supporting the existing customer relationships. The customer relationships analysis represented a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.

The trade names were valued using the Income Approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade names in the form of royalty payments that would be paid to the owner of the trade names in return for the rights to use the trade names. The trade names analysis represented a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.

The total non-cash impairment loss of $191,194 resulting from the ASC 360 and ASC 350 analyses in 2019 included goodwill and intangible asset impairment losses of $119,212 and $71,982, respectively, which are included in the consolidated statement of operations under the captions “goodwill impairment” and “intangible and other asset impairments,” respectively, during the year ended December 31, 2019. The intangible asset impairment loss of $71,982 included $57,295 for the impairment of customer relationships and $10,872 for the impairment of developed technology. Additionally, $3,815 of capitalized contracts costs, related to future revenue generation that was effectively subsumed in the customer relationship value, were impaired.

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

8.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued advertising expenses	$12	$451
Accrued insurance expenses	3,392	949
Accrued estimated workers' compensation expenses	1,725	2,338
Accrued medical contingency	448	680
Accrued legal contingency	—	2,000
Accrued sales tax payable	418	681
Other accrued expenses	4,061	3,469
Unclaimed property	1,679	1,131
Other current liabilities	2,046	1,594
Total other current liabilities	$13,781	$13,293

9.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate	Effective		December 31,	December 31,
	Range in 2020	Interest Rate	Maturity	2020	2019
Term Loans	5.125% - 7.125%	9.49%	November 2023	$49,479	$69,545
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	61,132
Promissory notes	n/a	10.00%	Various through August 2022	154	284
				$99,137	$130,961
Less: unamortized debt issuance costs on Term Loans				(3,541)	(5,115)
Less: unamortized debt issuance costs on Notes				(1,224)	(2,602)
Total long-term debt				$94,372	$123,244

Short-term loans for insurance financing	3.49% - 3.99%	n/a	August 2021	2,726	3,612
Total outstanding debt				$97,098	$126,856

Annual maturities of outstanding debt, net of discounts are as follows (in thousands):

Debt Maturity
2021	$2,726
2022	154
2023	94,218
Total debt	$97,098

Interest expense related to the Company’s outstanding debt totaled $9,458, $9,408 and $1,822 for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs.

Amendments to Loan Agreements

In July 2020, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “Amended Loan Agreements”), pursuant to which the interest rates under each of the Credit Agreement and Convertible Notes Agreement were reduced by 200 basis points for a one-year period and the maturity dates under such agreements were extended by one year upon the payment of $10,500 of the Term Loans. The Company evaluated the amendments in the Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for each of the Term Loans and Notes that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively. See Debt Facility and Notes below for definitions of certain capitalized terms included above.

Limited Waiver and Conversion Agreement

In May 2020, the Company entered into a Limited Waiver and Conversion Agreement (the “Waiver and Conversion Agreement”), pursuant to which the lenders agreed to waive the requirement to prepay the Term Loans arising as a result of the May 2020 ATM Offering (see Note 14 – Stockholders’ Equity). In consideration of the prepayment waiver, the Company made a payment on the Term Loans and the lenders converted a portion of the Notes into shares of the Company’s common stock as discussed below under Debt Facility and Notes. The Waiver and Conversion Agreement provided for a conversion rate of 746.269 shares of the Company’s common stock per one thousand principal amount of the Notes (calculated based on the closing price of $1.34 per share of the Company’s common stock on Nasdaq on April 30, 2020). The Company evaluated the amendments in the Waiver and Conversion Agreement under ASC 470-50 and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate that equated the revised cash flows to the carrying amount of the original debt was computed and applied prospectively through July 15, 2020, the effective date of the Amended Loan Agreements. See Debt Facility and Notes below for definitions of certain capitalized terms included above.

Debt Facility

In November 2018, the Company entered into an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provided for a senior secured first priority term loan facility (the “Debt Facility”) in the aggregate principal amount of $25,000 (the “Original Term Loans”). An amendment to the Credit Agreement in January 2019 provided an additional $42,080 under the Debt Facility (the “Additional Term Loans” and together with the Original Term Loans, the “Term Loans”), the proceeds of which were used to consummate the Bite Squad Merger. The Term Loans are guaranteed by certain subsidiaries of the Company. In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock (see Note 14 – Stockholders’ Equity).

The Company made payments on the Term Loans in 2020 pursuant to the Waiver and Conversion Agreement and the July 2020 amendment to the Credit Agreement, in the amounts of $12,500 and $10,500, respectively. Interest on borrowings under the Debt Facility is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid-in-kind being added to the aggregate principal balance.

The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of December 31, 2020.

Notes

In November 2018, the Company issued unsecured convertible promissory notes to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) in the aggregate principal amount of $60,000 (the “Notes”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”.

Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. Pursuant to the Waiver and Conversion Agreement, Luxor converted $12,500 of the Notes into 9,328,362 shares of the Company’s common stock during 2020.

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

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of December 31, 2020.

Promissory Notes

The Company’s promissory notes relate to interest-free notes used to fund portions of two asset acquisitions in 2019 (see Note 3 – Business Combinations). The promissory notes are payable in monthly installments until maturity. The Company recorded the promissory notes at fair value and is imputing interest over the life of the notes using a rate that represents the estimated effective interest rate at which the Company could obtain financing at the time the acquisitions occurred. The current portion of the promissory notes, totaling $243, is included in other current liabilities in the consolidated balance sheet at December 31, 2020.

Short-Term Loans

The Company’s short-term loans include loans to finance portions of certain annual insurance premium obligations. The loans are payable in monthly installments until maturity.

10.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$—	$—	$(477)
State	122	81	50
Deferred	—	—	—
Federal	—	—	—
State	—	—	—
Income tax expense (benefit)	$122	$81	$(427)

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at statutory rate	$3,351	$(61,077)	$(7,295)
State income taxes	378	(7,863)	(995)
Stock-based compensation	(204)	1,418	366
Non-deductible expenses	(376)	481	125
Interest expense	1,451	—	48
Work opportunity tax credit	(6,625)	(2,410)	(611)
Goodwill and acquired intangibles	(4,168)	8,434	—
Other	566	(1,060)	—
Deferred tax asset revisions	4,271	—	—
Change in valuation allowance	1,478	62,158	7,935
Income tax expense (benefit)	$122	$81	$(427)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation	$1,110	$226
Incentive compensation	368	—
Medical contingency	4,306	4,323
Bad debt reserve	97	119
Charitable contribution carryover	34	33
Unearned revenue	2	114
Workers’ compensation reserve	426	473
Deferred rent	69	80
Non-deductible goodwill	18,210	21,088
Non-deductible other intangibles	14,799	14,584
Net operating losses	32,603	33,357
Work opportunity tax credit	12,204	3,817
Interest expense carryforward	—	2,098
Total deferred tax assets	84,228	80,312
Valuation allowance	(81,207)	(79,729)
Net deferred tax assets	3,021	583
Deferred tax liabilities:
Fixed assets	(2,237)	(339)
Capitalized contract costs	(782)	(239)
Prepaid sponsorship	(2)	(5)
Total deferred tax liabilities	$(3,021)	$(583)
Net deferred tax asset (liability)	$—	$—

A partial valuation allowance of $81,207 and $79,729 has been recorded as of December 31, 2020 and 2019, respectively, as the Company has generated net operating losses prior to the second quarter of 2020, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

The Company has the following net operating loss carryforwards and tax credit carryforwards (in thousands):

	As of December 31,		Beginning Year of Expiration
	2020	2019
Federal net operating losses	$134,494	$138,001	2034
State net operating losses	110,573	106,384	2034
Tax credit carryforwards	12,204	3,817	2037
Total carryforwards	$257,271	$248,202

Since the Company has net operating losses carrying forward, all of the Company’s federal and state income tax returns, which were filed beginning with the 2014 tax year, are subject to examination by the respective taxing authorities. Additionally, Internal Revenue Code (IRC) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Landcadia Business Combination resulted in a change in ownership for purposes of IRC Section 382, however, the Company has determined that the amount of net operating loss carryforwards subject to limitation under IRC Section 382 is immaterial.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the year.

As of December 31, 2020, the Company recognized $1,409 in employer payroll tax deferrals under the CARES Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other current and non-current liabilities in the accompanying audited consolidated balance sheet.

11.    Correction of Prior Period Error

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

The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon qualitative aspects of the error. However, as the error was large quantitatively, the Company determined that the cumulative correction of this error would have a material effect on the financial results for the three and nine months ended September 30, 2020. Accordingly, in order to present the impact of the updated estimated liability for the claim, previously issued financial statements have been revised and are presented “As Revised” in the tables below. The cumulative impact of the error correction on the Company’s retained earnings and stockholders’ equity as of December 31, 2019 was a reduction of approximately $17,505. Any further changes in the Medical Contingency going forward are related to payments made in connection with the Medical Contingency. Additionally, any changes in the assumptions, including life span and medical condition related to the Medical Contingency would be considered a change in estimate. No such changes occurred during the years ended December 31, 2019 or 2020.

The revised estimated loss exposure would have been reflected in other expense in the consolidated statement of operations for the year ended December 31, 2018. The estimated loss exposure would have been reflected in other expense due to the one-time nature of the expense, which the Company does not consider to be an ongoing part of its operations. The understatement of the loss exposure in fiscal 2018 did not have an impact to the consolidated statement of operations for 2019 or 2020. The long-term portion of the related liability is included in the consolidated balance sheets as accrued medical contingency, with the current portion included in other current liabilities, for the affected years. The Company’s liability for workers’ compensation claims incurred and an estimate for claims incurred but not yet reported (“IBNR”), other than the accrued medical contingency, remains in the accrued workers compensation liability line on the consolidated balance sheet, with the current portion included in other current liabilities.

A summary of the effects of the error correction on reported amounts as of and for the years ended December 31, 2018 and 2019 is presented below. The information in the tables below represents income statement, balance sheet and cash flow statement line items affected by the revision. As shown in the tables below, there was no impact to net cash used in operating activities in 2018 or 2019.

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

12.  Commitments and Contingencies

Lease Commitments

As of December 31, 2020, the Company leases offices in Lake Charles and Lafayette, Louisiana, as well as smaller offices throughout the United States. The office leases expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that periodically increase. The Company recognizes rent expense on a straight-line basis over the lease term. For the majority of the Company’s lease agreements, the Company may renew its leases at fair value after the initial lease term. The rent expenses for the years ended December 31, 2020, 2019, and 2018 were $1,721, $726, and $423, respectively. Future minimum lease payments are as follows (in thousands):

Year ended December 31,	Amount
2021	$1,353
2022	1,175
2023	890
2024	816
2025	803
Thereafter	535
Total minimum lease payments	$5,572

Sales Tax Contingent Liability

The Company received an assessment from the State of Mississippi Department of Revenue (the “MDR”), in connection with their audit of Waitr for the period from April 2017 through January 2019, claiming additional sales taxes due. The assessment related to the MDR’s assertion that sales taxes are due on the delivery fees charged to end user customers when an order is placed on the Waitr platform. The total asserted claim, plus estimated accrued interest and penalties, amounted to approximately $300 at December 31, 2019. The Company disagreed with the MDR’s assertion. Pursuant to a legislative ruling on this matter which went into effect on July 1, 2020, delivery fee revenue was determined to be a non-taxable transaction, resulting in the Company no longer having exposure for this claim. Accordingly, the assessed taxes are no longer due and the MDR abated all penalties related to such assessment.

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

During the third quarter of 2020, the Company discovered an error upon the receipt of information from a third-party administrator regarding the estimated amount of loss exposure for a certain workers’ compensation claim (the Medical Contingency claim), and determined the original estimate provided by the third-party administrator was in error based on the information known at December 31, 2018. The Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the expense and accrued liability recorded at December 31, 2018 for the Medical Contingency claim were understated

by approximately $17,505. In order to present the impact of the estimated liability for the claim, the Company’s previously issued financial statements have been revised. See Note 11 – Correction of Prior Period Error for additional details. The additional expense associated with the estimated loss exposure impacted 2018. As of December 31, 2020 and 2019, the long-term portion of the estimated Medical Contingency claim totaled $16,987 and $17,203, respectively, and is included in the consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $448 and $680 as of December 31, 2020 and 2019, respectively, and is included in other current liabilities.

Workers’ Compensation and Auto Policy Claims

We establish a liability under our workers’ compensation and auto insurance policies for claims incurred and an estimate for IBNR claims. As of December 31, 2020 and 2019, $4,697 and $2,377, respectively, in outstanding workers’ compensation and auto policy claims are included in the consolidated balance sheet. The short-term portions of the liability for our workers’ compensation and auto insurance claims are included in other current liabilities.

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

In February 2019, the Company was named a defendant in a lawsuit titled Halley, et al vs. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers alleging violations of the Fair Labor Standards Act (“FLSA”) and state and federal wage law, and in March 2019, the Company was named a defendant in a lawsuit titled Montgomery v. Waitr Holdings Inc. filed in the United States District Court for the Eastern District of Louisiana on behalf of plaintiff and similarly situated drivers, alleging violations of FLSA and Louisiana Wage Payment Act. The parties to the Halley and Montgomery matters jointly filed with the court a motion for preliminary approval of a settlement agreement whereby the Halley and Montgomery plaintiffs, on behalf of themselves and similarly situated drivers, would dismiss the lawsuits against the Company in consideration for the Company issuing up to 1,556,420 shares of Waitr common stock to be allocated to participating class members pursuant to a formula set forth in the settlement agreement. On April 28, 2020, the court granted the motion and issue notice to putative class members. Following the expiration of the class period, the court held a fairness hearing on August 19, 2020. The court approved a final judgment pursuant to which the Company paid 873,720 shares of common stock to the participating class members on October 7, 2020 to settle the lawsuits. Included in the consolidated statements of operations in other expenses for the years ended December 31, 2020 and 2019, is $1.0 million and $2.0 million, respectively, related to the settlement.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify. Plaintiff’s deadline to file a motion for class certification is October 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr intends to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr intends to vigorously defend this lawsuit.

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

13.   Stock-Based Awards and Cash-Based Awards

On June 16, 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “Amended 2018 Plan”), which is an amendment and restatement of the Waitr Holdings Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”). The Amended 2018 Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, performance-based awards, and other stock-based or cash-based awards. The Amended 2018 Plan was adopted principally to serve as a successor plan to the 2018 Incentive Plan, and to increase the number of shares of common stock reserved for issuance of equity-based awards by 13,500,000 shares, which is in addition to the share reserve amount that remained available under the 2018 Incentive Plan prior to the adoption of the Amended 2018 Plan. Additionally, the Amended 2018 Plan extended the provision for automatic increases in shares reserved for issuance on January 1st of each year to January 1, 2030. The automatic increases each year are equal to 5% of the total number of outstanding shares of the Company’s common stock on December 31st of the preceding calendar year. As of December 31, 2020, there were 6,659,056 shares of common stock available for future grants pursuant to the Amended 2018 Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Effective November 16, 2018, no further grants will be made under the Company’s Amended 2014 Plan.

Stock-Based Awards

The Company has granted non-qualified and incentive stock options, RSAs and RSUs under its incentive plans. Once stock options vest, recipients are allowed to purchase the Company’s common stock at a fixed and specified exercise price that varies depending on the stock options’ strike price. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period for awards expected to vest. The Company recognizes forfeitures of stock-based awards as they occur. Total compensation expense related to awards under the Company’s incentive plans was $5,166, $7,240, and $9,580 for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock Options

On January 3, 2020, 9,572,397 stock options were granted under the 2018 Incentive Plan to the Company’s chief executive officer (the “Grimstad Option”), with an aggregate grant date fair value of $2,297. The exercise price of the options is $0.37, and the options will vest 50% on each of the first two anniversaries of the grant date. The options have a five-year exercise term. There were no grants of stock options other than the Grimstad Option during the year ended December 31, 2020. Stock option grants during the years ended 2019 and 2018 generally vest over a period of approximately three to four years and have ten-year exercise terms.

The fair value of each stock option grant was estimated as of the grant date using an option-pricing model with the following assumptions or ranges of assumptions, as applicable. Due to the Company’s limited historical data as a publicly traded company, expected volatility for stock options is based on the historical and implied volatility of comparable publicly traded companies.

	2020	2019	2018
Weighted-average fair value at grant	$0.24	$5.08	$5.06
Risk free interest rate	1.54%	2.53% - 2.58%	2.1% - 3.1%
Expected volatility	100.6%	50.5% - 51.3%	44.6% - 47.03%
Expected option life (years)	3.25	6.0	0.75 - 6.0

The Company recognized compensation expense for stock options of $1,449, $1,257, and $9,008 for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $1,387 of unrecognized compensation cost related to nonvested stock options under the Company’s incentive plans, with a current weighted average remaining vesting period of approximately one year.

The stock option activity under the Company’s incentive plans during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	4,490,016	$0.53	$2.35
Granted	947,966	5.19	5.06
Modified	(64,329)	1.90	4.06
Exercised	(4,224,983)	0.52	2.39
Forfeited	(267,837)	0.35	1.74
Balance, December 31, 2018	880,833	$5.53	$5.20
Granted	301,419	10.13	5.08
Exercised	(12,040)	0.36	2.95
Forfeited	(650,963)	9.10	5.37
Expired	(73,528)	4.82	4.61
Balance, December 31, 2019	445,721	$3.66	$5.04
Granted	9,572,397	0.37	0.24
Exercised	(62,119)	0.71	3.73
Forfeited	(100,739)	5.65	5.72
Expired	(102,003)	3.33	5.40
Balance, December 31, 2020	9,753,257	$0.43	$0.33

The 64,329 of options modified in 2018 represent the share conversion to reflect the exchange ratio established in the Landcadia Business Combination (see Note 3 – Business Combinations). The options exercised in 2018 include the conversion of vested stock options that were outstanding prior to the closing of the Landcadia Business Combination into shares of common stock of the post-Landcadia Business Combination Company.

Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,753,257	132,846	445,721	220,446
Weighted-average remaining contractual term (years)	4.07	6.82	7.88	7.47
Weighted-average exercise price	$0.43	$3.20	$3.66	$2.26
Aggregate Intrinsic Value (in thousands)	$23,285	$178	$6	$6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2020, 2019 and 2018 (excluding option exercises related to the Landcadia Business Combination) was $61, $52 and $5,250, respectively. Upon exercise, the Company issued new common stock.

Restricted Stock

The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

Performance-Based Awards

On April 23, 2020, 3,134,325 performance-based RSUs were granted under the 2018 Incentive Plan to Mr. Grimstad, with an aggregate grant date fair value of $3,542 (the “Grimstad RSU Grant”). The Grimstad RSU Grant vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company (the “Employment Agreement”), subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be attained, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Awards with Time-Based Vesting

During the year ended December 31, 2020, 4,267,501 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan and the Amended 2018 Plan (with an aggregate fair value of $9,715), of which 1,400,000 RSUs were granted to non-employee directors vesting upon the earlier of June 30, 2021 and the date of the 2021 annual meeting of the Company’s stockholders and 2,867,501 RSUs were granted to employees and consultants vesting generally between one to three years of the date of grant. The RSU grants vest in various manners in accordance with the terms specified in the applicable award agreement, all of which accelerate and vest upon a change of control.

The Company recognized compensation expense for restricted stock of $3,717, $5,983 and $572 during the years ended December 31, 2020, 2019 and 2018, respectively. Restricted stock grants during 2018 represented RSAs, all of which were either vested of forfeited as of December 31, 2019. Unrecognized compensation cost related to unvested time-based RSUs as of December 31, 2020, was $6,870, with a weighted average remaining vesting period of approximately 1.7 years. During the years ended December 31, 2020 and 2019, the total grant date fair value of restricted shares vested was $1,290 and $5,694, respectively.

The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested at December 31, 2017	—	—	—
Granted	550,000	$11.94
Shares vested	—	—
Nonvested at December 31, 2018	550,000	$11.94	1.78
Granted	5,004,664	2.29
Shares vested	(484,614)	11.75
Forfeitures	(1,887,411)	4.13
Nonvested at December 31, 2019	3,182,639	$1.42	2.16
Granted	4,267,501	2.28
Shares vested	(946,387)	1.36
Forfeitures	(1,945,150)	1.44
Nonvested at December 31, 2020	4,558,603	$2.23	1.71

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

14.   Stockholders’ Equity

Common Stock

At December 31, 2020 and 2019, there were 249,000,000 shares of common stock authorized and 111,259,037 and 76,579,175 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of December 31, 2020 or December 31, 2019. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At December 31, 2020 and 2019, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of December 31, 2020 or December 31, 2019.

At-the-Market Offerings

In March 2020 and May 2020, the Company entered into open market sale agreements with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the agreements were made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. Details of sales pursuant to the ATM Program are included in the table below. Approximately $6,686 of the aggregate offering amount provided for in the March 2020 ATM Program remained unsold when the Company entered into the May 2020 ATM Program.

	March 2020 ATM Program	May 2020 ATM Program	Total
Maximum aggregate offering price (in thousands)	$25,000	$30,000
Total shares sold	14,262,305	9,436,415	23,698,720
Average sales price per share	$1.28	$3.18	$2.04
Gross proceeds (in thousands)	$18,314	$30,000	$48,314
Net proceeds (in thousands)	$18,024	$29,550	$47,574

Conversion of Notes

During the year ended December 31, 2020, in connection with the Waiver and Conversion Agreement, Luxor converted $12,500 of the Notes into 9,328,362 shares of the Company’s common stock (see Note 9 – Debt).

Warrants

In connection with the Debt Facility, the Company issued to Luxor Capital warrants which are currently exercisable for 399,726 shares of the Company’s common stock with an exercise price of $12.51 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). Additionally, the holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.

15.   Fair Value Measurements

At December 31, 2020 and 2019, the Company had an outstanding medical contingency claim which is measured at fair value on a recurring basis (see Note 12 – Commitments and Contingencies). The long-term portion of the liability for such claim is included in the consolidated balance sheets under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim is measured at fair value using a method that incorporates life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement includes factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows are discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,435	$17,435

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,883	$17,883

The Company had no assets required to be measured at fair value on a recurring basis at December 31, 2020 or 2019. Adjustments to the accrued medical contingency are recognized in other expense on the consolidated statement of operations. There have been no transfers between levels during the years presented in the accompanying consolidated financial statements. The following table presents a reconciliation of liabilities classified as Level 3 financial instruments for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of the period	$17,883	$18,167	$906
Increases/additions	19	—	17,505
Reductions/settlements	(467)	(284)	(244)
Balance, end of the period	$17,435	$17,883	$18,167

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in acquisitions (see Note 3 – Business Combinations). Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses (see Note 7 – Intangible Assets and Goodwill).

16.   Earnings (Loss) Per Share Attributable to Common Stockholders

The calculation of basic and diluted earnings (loss) per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018(1)
Basic Earnings (Loss) per Share:
Net income (loss)	$15,836	$(291,306)	$(51,816)
Gain on debt extinguishment recorded as a capital contribution	—	1,897	—
Net income (loss) attributable to common stockholders - basic	$15,836	$(289,409)	$(51,816)
Weighted average number of shares outstanding	98,095,081	72,404,020	15,745,065
Basic earnings (loss) per common share	$0.16	$(4.00)	$(3.29)

Diluted Earnings (Loss) per Share:
Net income (loss)	$15,836	$(291,306)	$(51,816)
Gain on debt extinguishment recorded as a capital contribution	—	1,897	—
Net income (loss) attributable to common stockholders - diluted	$15,836	$(289,409)	$(51,816)
Weighted average number of shares outstanding	98,095,081	72,404,020	15,745,065
Effect of dilutive securities:
Stock options	5,875,950	—	—
Restricted stock units	4,203,991	—	—
Warrants	—	—	—
Weighted average diluted shares	108,175,022	72,404,020	15,745,065
Diluted earnings (loss) per common share	$0.15	$(4.00)	$(3.29)
(1)	Weighted average shares outstanding have been retroactively restated to reflect the exchange ratio established in the Landcadia Business Combination (see Note 3 – Business Combinations).

During 2019 and 2018, the Company calculated basic and diluted earnings (loss) per share using the two-class method. Participating securities during such years consisted of RSAs which contained rights to receive non-forfeitable dividends. The Company had net losses for the years ended December 31, 2019 and 2018, and accordingly, pursuant to the guidance under ASC 260, a portion of the net losses was not allocated to such securities under the two-class method. During 2020, there were no remaining RSAs and no other securities classified as participating securities.

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 9 – Debt for additional details on the Notes.

The following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings (loss) per common share would have been anti-dilutive or were performance-based shares for which the performance criteria had not yet been met:
	Year Ended December 31,
	2020	2019	2018
Antidilutive shares underlying stock-based awards:
Stock options	63,295	445,721	880,833
Restricted stock units	267,974	3,182,639	—
Warrants (1)	399,726	399,726	25,399,726
(1)

Includes 399,726 Debt Warrants as of each year-end and 25,000,000 public warrants as of December 31, 2018. See Note 14 – Stockholders’ Equity for additional details on the Debt Warrants. The public warrants relate to warrants of Landcadia Holdings, Inc. prior to the consummation of the Landcadia Business Combination. All such warrants were exchanged for shares of the Company’s common stock during the year ended December 31, 2019.

17.   Related-Party Transactions

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

During the year ended December 31, 2020, Jefferies Financial Group (“JFG”) beneficially owned more than 5% of our common stock at certain points of time. In conjunction with our ATM offering during this twelve-month period, JFG served as our sales agent for which we paid $740.

18.   Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data are as follows (in thousands, except share and per-share data):

	March 31	June 30	September 30	December 31
Quarter Ended 2020
Revenue	$44,243	$60,506	$52,734	$46,845
Income from operations	$732	$13,851	$7,730	$4,862
Net income (loss)	$(2,102)	$10,653	$4,644	$2,641
Income (loss) per share: (1)
Basic	$(0.03)	$0.11	$0.04	$0.02
Diluted	$(0.03)	$0.10	$0.04	$0.02
Weighted average common shares outstanding:
Basic	76,884,717	95,053,207	109,181,847	110,996,943
Diluted	76,884,717	105,951,232	123,785,750	125,018,776
Quarter Ended 2019
Revenue	$48,032	$51,342	$49,201	$43,100
Loss from operations (2)	$(23,471)	$(23,058)	$(215,769)	$(19,009)
Net loss (2)	$(24,749)	$(24,852)	$(220,104)	$(21,601)
Loss per share: (1) (2)
Basic	$(0.38)	$(0.32)	$(2.89)	$(0.28)
Diluted	$(0.38)	$(0.32)	$(2.89)	$(0.28)
Weighted average common shares outstanding:
Basic	64,525,610	72,416,614	76,145,317	76,357,305
Diluted	64,525,610	72,416,614	76,145,317	76,357,305
(1)

Income (loss) per share amounts are computed independently each quarter and full year based upon respective average shares outstanding. Therefore, the sum of the quarterly income (loss) per share amounts may not equal the annual amounts reported.

(2)	Loss from operations and net loss in the third quarter of 2019 were impacted by goodwill and intangible and other asset impairments (see Note 7 – Intangible Assets and Goodwill).