Form 10-Q
period 2021-03-31
Waitr Holdings Inc.
filed 2021-05-06
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of May 4, 2021 was 115,390,755.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$67,863	$84,706
Accounts receivable, net	4,907	2,954
Capitalized contract costs, current	868	737
Prepaid expenses and other current assets	4,955	6,657
TOTAL CURRENT ASSETS	78,593	95,054
Property and equipment, net	4,961	3,503
Capitalized contract costs, noncurrent	2,759	2,429
Goodwill	122,032	106,734
Intangible assets, net	31,514	23,924
Operating lease right-of-use assets	5,064	—
Other noncurrent assets	750	588
TOTAL ASSETS	$245,673	$232,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,039	$4,382
Restaurant food liability	5,890	4,301
Accrued payroll	6,460	4,851
Short-term loans for insurance financing	1,143	2,726
Deferred revenue, current	290	141
Income tax payable	146	122
Operating lease liabilities	1,518	—
Other current liabilities	24,974	13,781
TOTAL CURRENT LIABILITIES	45,460	30,304
Long term debt - related party	80,508	94,218
Accrued medical contingency	16,844	16,987
Operating lease liabilities	3,885	—
Other noncurrent liabilities	1,740	2,627
TOTAL LIABILITIES	148,437	144,136
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 115,387,140 and 111,259,037 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	11	11
Additional paid in capital	464,843	451,991
Accumulated deficit	(367,618)	(363,906)
TOTAL STOCKHOLDERS’ EQUITY	97,236	88,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,673	$232,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE	$50,930	$44,243
COSTS AND EXPENSES:
Operations and support	30,338	26,365
Sales and marketing	4,016	2,826
Research and development	999	1,470
General and administrative	10,186	10,778
Depreciation and amortization	2,917	2,064
(Gain) loss on disposal of assets	(3)	8
TOTAL COSTS AND EXPENSES	48,453	43,511
INCOME FROM OPERATIONS	2,477	732
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	1,901	2,914
Interest income	—	(60)
Other expense	4,264	(37)
NET LOSS BEFORE INCOME TAXES	(3,688)	(2,085)
Income tax expense	24	17
NET LOSS	$(3,712)	$(2,102)
LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic and diluted	112,334,094	76,884,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,712)	$(2,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense	772	2,396
Amortization of operating lease assets	323	—
Stock-based compensation	2,078	848
(Gain) loss on disposal of assets	(3)	8
Depreciation and amortization	2,917	2,064
Amortization of capitalized contract costs	194	68
Other non-cash income	—	(12)
Changes in assets and liabilities:
Accounts receivable	(1,624)	(90)
Capitalized contract costs	(655)	(1,049)
Prepaid expenses and other current assets	1,899	3,246
Other noncurrent assets	27	—
Accounts payable	20	698
Restaurant food liability	1,589	(591)
Deferred revenue	140	(378)
Income tax payable	24	17
Operating lease liabilities	(389)	—
Accrued payroll	1,479	2,129
Accrued medical contingency	(143)	(69)
Accrued workers’ compensation liability	—	2
Other current liabilities	7,911	(157)
Other noncurrent liabilities	(38)	(1)
Net cash provided by operating activities	12,809	7,027
Cash flows from investing activities:
Purchases of property and equipment	(165)	(70)
Internally developed software	(1,722)	(671)
Acquisitions	(10,927)	(242)
Collections on notes receivable	—	21
Proceeds from sale of property and equipment	9	3
Net cash used in investing activities	(12,805)	(959)
Cash flows from financing activities:
Proceeds from issuance of stock	—	6,584
Equity issuance costs	—	(114)
Payments on long-term loan	(14,472)	—
Payments on acquisition loans	(66)	—
Payments on short-term loans for insurance financing	(1,583)	(2,028)
Proceeds from exercise of stock options	6	8
Taxes paid related to net settlement on stock-based compensation	(732)	(459)
Net cash (used in) provided by financing activities	(16,847)	3,991
Net change in cash	(16,843)	10,059
Cash, beginning of period	84,706	29,317
Cash, end of period	$67,863	$39,376
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,129	$518
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in acquisition	$11,500	$—
Noncash impact of operating lease assets	5,387	—
Noncash impact of operating lease liabilities	5,792	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net loss	—	—	—	(3,712)	(3,712)
Exercise of stock options and vesting of restricted stock units	537,436	—	6	—	6
Taxes paid related to net settlement on stock-based compensation	—	—	(732)	—	(732)
Stock-based compensation	—	—	2,078	—	2,078
Equity issued for acquisitions	3,590,667	—	11,500	—	11,500
Balances at March 31, 2021	115,387,140	$11	$464,843	$(367,618)	$97,236

Three Months Ended March 31, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2019	76,579,175	$8	$385,137	$(379,742)	$5,403
Net loss	—	—	—	(2,102)	(2,102)
Exercise of stock options and vesting of restricted stock units	35,990	—	8	—	8
Taxes paid related to net settlement on stock-based compensation	—	—	(459)	—	(459)
Stock-based compensation	—	—	848	—	848
Issuance of common stock	4,192,743	—	6,470	—	6,470
Balances at March 31, 2020	80,807,908	$8	$392,004	$(381,844)	$10,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. The Company’s technology platform includes the Waitr and Bite Squad mobile applications, and more recently, the Delivery Dudes mobile application, collectively referred to as the “Platforms”. The Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion, include all adjustments that are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

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

TABLE_CONTENTS

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

Impact of COVID-19 on our Business

Waitr has thus far been able to operate during the pandemic caused by the outbreak of SARS-CoV-2 (“COVID-19”). We have taken several steps to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during the COVID-19 outbreak, including offering no-contact delivery in select markets, offering no-contact grocery delivery in select markets, working with certain restaurant partners to waive diner delivery fees, deploying free marketing programs for certain restaurants and providing masks, gloves and hand sanitizer to drivers. We continue to monitor the impact of the COVID-19 outbreak, although there remains significant uncertainty related to the public health impact and the global economic situation.

Critical Accounting Policies and Estimates

See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2021 related to leases. There have been no other material changes to our critical accounting policies and estimates described in the 2020 Form 10-K. See “Revenue” below for a description of our revenue recognition policy.

Revenue

The Company generates revenue (“Transaction Fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees for our unlimited delivery subscription program, revenue is recognized for the receipt of the monthly fee in the applicable month for which the delivery service applies to. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Transaction Fees	$50,476	$43,811
Setup and integration fees	7	378
Other	447	54
Total Revenue	$50,930	$44,243

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

During the three months ended March 31, 2021 and 2020, the Company recognized revenue for non-refundable setup and integration fees for onboarding certain restaurants. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with the upfront, one-time setup and integration fee.

The Company records a receivable when it has an unconditional right to the consideration. The balance of accounts receivable, net was $4,907 and $2,954 as of March 31, 2021 and December 31, 2020, respectively, comprised primarily of credit card receivables due from the credit card processor.

TABLE_CONTENTS

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

Deferred costs related to obtaining contracts with restaurants were $2,734 and $2,424 as of March 31, 2021 and December 31, 2020, respectively, out of which $659 and $567, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $149 and $53 for the three months ended March 31, 2021 and 2020, respectively.

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

Deferred costs related to fulfilling contracts with restaurants were $893 and $742 as of March 31, 2021 and December 31, 2020, respectively, out of which $209 and $170, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $45 and $15 for the three months ended March 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements. Throughout fiscal year 2020, the Company qualified as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, the Company elected to use the extended transition period for complying with certain new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Effective January 1, 2021, the Company is no longer an emerging growth company.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The principal objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing “right-of-use” lease assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU 2016-02 was effective for and adopted by the Company on January 1, 2021. The Company applied the modified retrospective transition approach, with no adjustment to prior comparative periods. Accordingly, financial information is not adjusted and the disclosures required under ASU 2016-02 are not provided for periods prior to January 1, 2021.

The Company determines if an arrangement is a lease at inception of a contract. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company elected the optional practical expedient package, which includes retaining the current classification of leases, and is utilizing the practical expedient which allows the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use assets. Additionally, the Company has elected to treat lease and non-lease components as a single lease component for all assets. The Company has elected to apply the short-term scope exception for leases with original terms of twelve months or less, and accordingly, recognizes the lease payments for such leases in the statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Under ASU 2016-02, the Company recorded in the unaudited condensed consolidated balance sheet as of January 1, 2021, lease liabilities for operating leases entered into prior to December 31, 2020 of $4,993, representing the present value of its future operating lease payments, and corresponding right-of-use assets of $4,681, based upon the operating lease liabilities adjusted for deferred rent. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date,

TABLE_CONTENTS

which is estimated to be 5.0%. The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment on retained earnings. See Note 10 – Commitments and Contingencies for additional details.

Other

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 was effective for and adopted by the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s disclosures or consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating ASC Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in ASC 480. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. Part II of ASU 2017-11 does not have an accounting effect. ASU 2017-11 was effective for and adopted by the Company on January 1, 2021. The adoption of ASU 2017-11 did not have a material impact on the Company’s disclosures or consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 uses a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments and expands disclosure requirements. ASU 2016-13 was effective for and adopted by the Company on January 1, 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s disclosures or consolidated financial statements.

Pending Accounting Standards

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

3.   Business Combinations

2021 Acquisition

On March 11, 2021, the Company completed the acquisition of certain assets and properties from Dude Holdings LLC (“Delivery Dudes”), a third-party delivery business primarily serving the South Florida market, for $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock (the “Delivery Dudes Acquisition”). The share consideration was valued at $3.23 per share, representing the average volume weighted average price of the Company’s common stock for the five consecutive trading days prior to March 9, 2021. The acquisition expands the Company’s market presence in the on-demand delivery service sector. The following represents the preliminary estimated purchase consideration:

TABLE_CONTENTS

(in thousands, except per share amount)
Shares transferred at closing	3,562
Value per share	$3.23
Total share consideration	11,500
Plus: cash transferred to Delivery Dudes members	10,927
Plus: net working capital deficit assumed	573
Total estimated consideration	$23,000

The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. Under the acquisition method of accounting, acquired assets and assumed liabilities are recorded based on their respective fair values on the acquisition date, with the excess of the consideration transferred in the acquisition over the fair value of the assets and liabilities acquired recorded as goodwill. The preliminary estimated fair value of assets acquired and liabilities assumed consists of the following (in thousands):

Cash and cash equivalents	$573
Accounts receivable	330
Prepaid expenses and other current assets	130
Intangible assets	7,700
Other noncurrent assets	33
Accrued expenses and other current liabilities	(1,035)
Other noncurrent liabilities	(29)
Total assets acquired, net of liabilities assumed	7,702
Goodwill	15,298
Total estimated consideration	$23,000

The Company engaged a third-party specialist to assist management in estimating the fair value of the assets and liabilities. Goodwill is attributable to the future anticipated economic benefits from combining operations of the Company and Delivery Dudes, including future growth into new markets, future customer relationships and the workforce in place. All of the goodwill is expected to be deductible for U.S. federal income tax purposes. While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the calculation of the purchase price adjustments pursuant to the asset purchase agreement for the Delivery Dudes Acquisition, which could affect the final fair value analysis. The Company anticipates finalizing the determination of the fair values by the second quarter of 2021.

The following table sets forth the components of estimated identifiable intangible assets acquired from Delivery Dudes (in thousands) and their estimated useful lives as of the acquisition date:

	Amortizable Life (in years)	Value
Customer relationships	7.5	$4,700
Franchise relationships	1.0	250
Trade name	3.0	800
Developed technology	2.0	1,900
In-process research and development	2.0	50
Total		$7,700

The acquired identifiable intangible assets are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are consumed. The acquired customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with economic rents associated with supporting the existing customer relationships. The franchise relationships were also valued using the multi-period excess earnings method. The acquired trade name was valued using the income approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade name in the form of royalty payments that would be paid to the owner of the trade name in return for the rights to use the trade name. Developed technology was valued based on the cost approach, specifically the “with & without” methodology which considers the direct replacement and opportunity costs associated with the underlying technology, and in-process research and development assets were valued using the replacement cost method. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation.

TABLE_CONTENTS

The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net loss of Delivery Dudes included in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2021 totaled approximately $831 and $21, respectively.

In connection with the Delivery Dudes Acquisition, the Company incurred direct and incremental costs of $606 consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2021.

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisitions had been consummated on January 1, 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue	$53,406	$46,450
Net income (loss)	$652	$(1,993)

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

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Credit card receivables	$4,807	$3,013
Receivables from restaurants and customers	592	334
Accounts receivable	$5,399	$3,347
Less: allowance for doubtful accounts and chargebacks	(492)	(393)
Accounts receivable, net	$4,907	$2,954

5.   Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents, customer relationships and franchise relationships. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad and Delivery Dudes trade name intangible assets, however, are being amortized over their estimated useful lives.

TABLE_CONTENTS

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$28,876	$(6,744)	$(11,825)	$10,307
Trademarks/Trade name/Patents	6,205	(3,998)	—	2,207
Customer Relationships	87,545	(11,396)	(57,378)	18,771
Franchise Relationships	250	(21)	—	229
Total	$122,876	$(22,159)	$(69,203)	$31,514

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$25,204	$(6,099)	$(11,825)	$7,280
Trademarks/Trade name/Patents	5,405	(3,526)	—	1,879
Customer Relationships	82,845	(10,702)	(57,378)	14,765
Franchise Relationships	—	—	—	—
Total	$113,454	$(20,327)	$(69,203)	$23,924

During the three months ended March 31, 2021, the Company acquired intangible assets in connection with the Delivery Dudes Acquisition (see Note 3 – Business Combinations). Additionally, during the three months ended March 31, 2021, the Company capitalized approximately $1,722 of software costs related to the development of the Platforms, with an estimated useful life of three years.

The Company recorded amortization expense of $1,832 and $1,540 for the three months ended March 31, 2021 and 2020, respectively. Estimated future amortization expense of intangible assets is as follows (in thousands):

Amortization
The remainder of 2021	$7,582
2022	8,264
2023	5,641
2024	3,743
2025	3,332
Thereafter	2,947
Total future amortization	$31,509

Goodwill

The change in the Company’s goodwill balance is as follows for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Balance, beginning of period	$106,734	$106,734
Acquisitions during the period	15,298	—
Impairments during the period	—	—
Balance, end of period	$122,032	$106,734

The Company recorded $15,298 of goodwill during the three months ended March 31, 2021 as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Delivery Dudes Acquisition (see Note 3 – Business Combinations).

TABLE_CONTENTS

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued insurance expenses	$4,062	$3,392
Accrued estimated workers' compensation expenses	1,397	1,725
Accrued medical contingency	456	448
Accrued sales tax payable	623	418
Accrued legal contingency	4,000	—
Other accrued expenses	8,883	4,061
Unclaimed property	1,789	1,679
Other current liabilities	3,764	2,058
Total other current liabilities	$24,974	$13,781

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate
	Range in 2020	Effective		March 31,	December 31,
	through 1Q21	Interest Rate	Maturity	2021	2020
Term Loan	5.125% - 7.125%	10.62%	November 2023	$35,007	$49,479
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	49,504
				$84,511	$98,983
Less: unamortized debt issuance costs on Term Loan				(3,069)	(3,541)
Less: unamortized debt issuance costs on Notes				(934)	(1,224)
Long term debt - related party				$80,508	$94,218

Short-term loans for insurance financing	3.49% - 3.99%	n/a	August 2021	1,143	2,726
Total outstanding debt				$81,651	$96,944

Interest expense related to the Company’s outstanding debt totaled $1,901 and $2,914 for the three months ended March 31, 2021 and 2020, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs. See Note 15 – Related Party Transactions for additional information regarding the Company’s long-term debt.

Amendments to Loan Agreements

On March 9, 2021, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “Amended Loan Agreements”). The Amended Loan Agreements provide, among other things, for the Delivery Dudes Acquisition being included in the definition of Permitted Acquisition (as defined in the Credit Agreement and Convertible Notes Agreement). Additionally, pursuant to the amendment to the Credit Agreement, the Company made a $15,000 payment on the Term Loan on March 16, 2021. See Term Loan and Notes below for definitions of certain capitalized terms included above.

The Company evaluated the amendments in the Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for the Term Loan that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

Term Loan

The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are currently exercisable for 478,458 shares of the Company’s common stock (see Note 12 – Stockholders’ Equity).

TABLE_CONTENTS

Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of March 31, 2021.

Notes

Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”.

Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are currently convertible at the holder’s election into shares of the Company’s common stock at a rate of $10.45 per share.

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of March 31, 2021.

Short-Term Loans

The Company’s short-term loans include loans to finance portions of certain annual insurance premium obligations. The loans are payable in monthly installments until maturity.

8.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $24 and $17 for the three months ended March 31, 2021 and 2020, respectively, entirely related to state taxes in various jurisdictions. A partial valuation allowance has been recorded as of March 31, 2021 and December 31, 2020 as the Company has generated net operating losses prior to the second quarter of 2020, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

As of March 31, 2021, the Company recognized $1,334 in employer payroll tax deferrals under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other current and non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

9.    Correction of Prior Period Error

During the third quarter of 2020, the Company identified and corrected an immaterial error related to the understatement of an accrued medical contingency (the “Medical Contingency”) that affected previously issued consolidated financial statements. The Company became liable for a claim due to the insolvency of a previous workers compensation insurer. The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon qualitative aspects of the error. However, as the error was large quantitatively, previously issued financial statements have been revised and are presented for comparative purposes. The Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the accrued liability recorded at December 31, 2018 for the claim was understated by approximately $17,505, which resulted in additional expense for the year ended December 31, 2018 of $17,505.

The cumulative impact of the error correction on the Company’s retained earnings and stockholders’ equity as of January 1, 2020 was $17,505. As shown in the table below, there was no impact to net cash provided by operating activities for the three months ended March 31, 2020. Net income (loss) for the three months ended March 31, 2020 was not impacted by the revision. Line items affected by the revision are included in the tables below.

TABLE_CONTENTS

Revised Consolidated Cash Flow Statement (unaudited) (in thousands)

	Three Months Ended March 31, 2020
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in liabilities:
Accrued medical contingency	$—	$(69)	$(69)
Accrued workers' compensation liability	(69)	71	2
Other current liabilities	(155)	(2)	(157)
Net cash provided by operating activities	7,027	—	7,027

Revised Consolidated Balance Sheet (unaudited) (in thousands)

	March 31, 2020
	As Reported	Adjustment	As Revised
Other current liabilities	$12,125	$661	$12,786
Total current liabilities	31,368	661	32,029
Accrued medical contingency - long term	—	17,134	17,134
Accrued workers' compensation liability - long term	394	(290)	104
Total liabilities	157,795	17,505	175,300
Accumulated deficit	(364,339)	(17,505)	(381,844)
Total stockholders' equity	27,673	(17,505)	10,168

10.   Commitments and Contingencies

Leases

As of March 31, 2021, the Company had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that generally increase on an annual basis. The Company does not have any material finance leases. The Company recognizes expense for leases on a straight-line basis over the lease term, which the Company generally expects to be the non-cancellable period of the lease. As of March 31, 2021, the Company recognized on its unaudited condensed consolidated balance sheet operating right-of-use assets of $5,064 and current and noncurrent operating lease liabilities of $1,518 and $3,885, respectively. Operating lease costs recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 totaled $401.

The following table presents supplemental cash flow information and the weighted-average lease term and discount rate for the Company’s operating leases for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Cash paid for operating lease liabilities (in thousands)	$389
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	5.0%

As of March 31, 2021, the future minimum lease payments required under non-cancelable operating leases were as follows (in thousands):

Amount
The remainder of 2021	$1,323
2022	1,567
2023	993
2024	816
2025	803
Thereafter	535
Total future lease payments	$6,037
Less: imputed interest	(634)
Present value of operating lease liabilities	$5,403

TABLE_CONTENTS

Medical Contingency Claim

As of March 31, 2021 and December 31, 2020, the long-term portion of the estimated Medical Contingency claim totaled $16,844 and $16,987, respectively, and is included in the unaudited condensed consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $456 and $448 as of March 31, 2021 and December 31, 2020, respectively, and is included in other current liabilities. See Note 9 – Correction of Prior Period Error for additional information.

Workers Compensation and Auto Policy Claims

We establish a liability under our workers’ compensation and auto insurance policies for claims incurred and an estimate for claims incurred but not yet reported. As of March 31, 2021 and December 31, 2020, $4,569 and $4,697, respectively, in outstanding workers’ compensation and auto policy claims are included in the unaudited condensed consolidated balance sheet. The short-term portions of the liability for our workers’ compensation and auto insurance claims are included in other current liabilities.

Legal Matters

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. Waitr believes that the damages case lacks merit and that it has a defense to the infringement claims alleged. Waitr continues to vigorously defend the suit. The Company accrued a $4,000 reserve in connection with this lawsuit during the first quarter of 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2021 and in other expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify. Plaintiff’s deadline to file a motion for class certification is October 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr continues to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, allegations of infringement, misappropriation and other violations of intellectual property or other rights, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

TABLE_CONTENTS

11.   Stock-Based Awards and Cash-Based Awards

In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of March 31, 2021, there were 11,642,846 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $2,078 and $848 for the three months ended March 31, 2021 and 2020, respectively.

Stock-Based Awards

Stock Options

During the three months ended March 31, 2021, 500,000 stock options were granted under the 2018 Incentive Plan, with an aggregate grant date fair value of $1,095. The weighted average exercise price of the options is $2.78, and the options will vest in twelve quarterly installments during the period from October 1, 2021 through July 1, 2024. The options have an approximate 5 year exercise term. On January 3, 2020, 9,572,397 stock options were granted under the 2018 Incentive Plan to the Company’s chief executive officer (the “Grimstad Option”), with an aggregate grant date fair value of $2,297. The exercise price of the options is $0.37, and the options vest 50% on each of the first two anniversaries of the grant date. The options have a five-year exercise term.

The fair value of each stock option grant during the three months ended March 31, 2021 and 2020 was estimated as of the grant date using an option-pricing model with the assumptions included in the table below. Expected volatility for stock options is estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies.

	2021	2020
Weighted-average fair value at grant	$2.19	$0.24
Risk free interest rate	0.46%	1.54%
Expected volatility	131.4%	100.6%
Expected option life (years)	3.59	3.25

The Company recognized compensation expense for stock options of $334 and $373 for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested stock options as of March 31, 2021 totaled $2,086, with a weighted average remaining vesting period of approximately 1.1 years.

The stock option activity under the Company’s incentive plans during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,753,257	$0.43	$0.33	445,721	$3.66	$5.04
Granted	500,000	2.78	2.19	9,572,397	0.37	0.24
Exercised	(6,779)	0.88	4.73	(24,309)	0.34	1.91
Forfeited	(13,995)	4.58	4.38	(62,608)	3.38	5.68
Expired	(6,536)	4.83	3.26	(37,409)	1.12	5.09
Balance, end of period	10,225,947	$0.54	$0.41	9,893,792	$0.50	$0.40

Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of March 31, 2021 and December 31, 2020:

TABLE_CONTENTS

	As of March 31, 2021		As of December 31, 2020
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	10,225,947	4,914,911	9,753,257	132,846
Weighted-average remaining contractual term (years)	3.88	3.84	4.07	6.82
Weighted-average exercise price	$0.54	$0.45	$0.43	$3.20
Aggregate Intrinsic Value (in thousands)	$24,788	$12,440	$23,285	$178

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the three months ended March 31, 2021 and 2020 was $15 and $12, respectively. Upon exercise, the Company issued new common stock.

Restricted Stock

The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

Performance-Based Awards

As of March 31, 2021, there were 3,159,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan, including 3,134,325 RSUs granted to the Company’s chief executive officer in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company (the “Employment Agreement”), subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Awards with Time-Based Vesting

During the three months ended March 31, 2021, 195,000 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan (with an aggregate grant fair value of value of $714). The RSUs generally vest in three years, and accelerate and fully vest upon a change of control.

The Company recognized compensation expense for restricted stock of $1,744 and $475 during the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of March 31, 2021 totaled $5,705, with a weighted average remaining vesting period of approximately 1.77 years. During the three months ended March 31, 2021 and 2020, the total fair value of restricted shares that vested during such periods was $2,493 and $6, respectively.

The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	4,558,603	$2.23	1.71	3,182,639	$1.42	2.16
Granted	195,000	3.66		562,207	0.39
Shares vested	(749,870)	0.97		(17,344)	11.53
Forfeitures	(126,084)	1.05		(679,287)	0.52
Nonvested, end of period	3,877,649	$2.58	1.77	3,048,215	$1.38	2.06

Cash-Based Awards

TABLE_CONTENTS

Performance Bonus Agreement

On April 23, 2020, the Company entered into a performance bonus agreement with Mr. Grimstad. Pursuant to the bonus agreement, upon the occurrence of a change of control in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the change of control; provided, however, that in the event Mr. Grimstad terminates his employment for good reason or the Company terminates his employment other than for misconduct, Mr. Grimstad will be entitled to receive the Bonus provided the change of control occurs during his employment term. Compensation expense related to the bonus agreement will not be recognized until such time that is probable that the performance goal will be achieved.

12.   Stockholders’ Equity

Common Stock

At March 31, 2021 and December 31, 2020, there were 249,000,000 shares of common stock authorized and 115,387,140 and 111,259,037 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of March 31, 2021 or December 31, 2020. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At March 31, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of March 31, 2021 or December 31, 2020.

Warrants

In November 2018, the Company issued to Luxor Capital warrants which are currently exercisable for 478,458 shares of the Company’s common stock with a current exercise price of $10.45 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.

13.   Fair Value Measurements

At March 31, 2021 and December 31, 2020, the Company had an outstanding medical contingency claim which is measured at fair value on a recurring basis (see Note 10 – Commitments and Contingencies). The long-term portion of the liability for such claim is included in the unaudited condensed consolidated balance sheets under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim is measured at fair value using a method that incorporates life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement includes factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows are discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

TABLE_CONTENTS

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,300	$17,300

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,435	$17,435

The Company had no assets required to be measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020. Adjustments to the accrued medical contingency are recognized in other expense on the condensed consolidated statement of operations. There have been no transfers between levels during the periods presented in the accompanying condensed consolidated financial statements. The following table presents a reconciliation of liabilities classified as Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of the period	$17,435	$17,883
Increases/additions	43	—
Reductions/settlements	(178)	(71)
Balance, end of the period	$17,300	$17,812

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions (see Note 3 – Business Combinations).

14.   Loss Per Share Attributable to Common Stockholders

The calculation of basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(3,712)	$(2,102)
Weighted average number of shares outstanding	112,334,094	76,884,717
Basic and diluted loss per common share	$(0.03)	$(0.03)

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 4,737,237 and 4,923,661 shares, respectively, of the Company’s common stock at March 31, 2021 and 2020. Such shares were excluded from the fully diluted calculation because the effect on net loss per common share would have been anti-dilutive.

Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Antidilutive shares underlying stock-based awards:
Stock options	10,225,947	9,893,792
Restricted stock units	7,036,974	3,048,215
Warrants (1)	478,458	399,726

(1)	Includes the Debt Warrants as of March 31, 2021 and 2020. See Note 12 – Stockholders’ Equity for additional details.

15.   Related-Party Transactions

TABLE_CONTENTS

In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, Luxor Capital has warrants which are convertible into shares of the Company’s common stock (see Note 12 – Stockholders’ Equity). On each of May 21, 2019, July 15, 2020 and March 9, 2021, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

16.   Subsequent Events

On April 23, 2021, 3,500,000 RSUs were granted (the “Grimstad 2021 RSU Grant”) under the 2018 Incentive Plan to Mr. Grimstad, with an aggregate grant date fair value of $8,960, in connection with his employment agreement extension through January 2025. The Grimstad 2021 RSU Grant will vest in three equal installments on the first, second and third anniversaries of January 3, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr.Grimstad’s continued employment through the closing of such change of control or in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. Additionally, on April 23, 2021, the Board authorized the payment of a $1,000 discretionary cash bonus to Mr. Grimstad.

On April 23, 2021, 85,000 RSUs were granted (the “Bogdanov 2021 Award”) under the 2018 Incentive Plan to Leo Bogdanov, the Company’s Chief Financial Officer, with an aggregate grant date fair value of $218.  The Bogdanov 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Bogdanov’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Bogdanov’s continued employment through the closing of such change of control.

TABLE_CONTENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and with the audited consolidated financial statements included in the Company’s 2020 Form 10-K filed with the SEC on March 8, 2021. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements”. Dollar amounts in this discussion are expressed in thousands, except as otherwise noted.

Overview

Waitr operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. Our strategy is to bring delivery, carryout and dine-in infrastructure to underserved populations of restaurants, grocery stores and diners and establish strong market presence or leadership positions in the markets in which we operate. Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

On March 11, 2021, we completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market (see “Liquidity and Capital Resources” for additional details). The acquisition strengthens the Company’s market presence in the on-demand delivery service sector. At March 31, 2021, we had over 23,000 restaurants, in over 800 cities, on the Platforms. Average Daily Orders for the three months ended March 31, 2021 and 2020 were approximately 37,627 and 37,576, respectively, and revenue was $50,930 and $44,243, respectively.

We continued to build on our success from 2020, growing our revenue and generating positive operating cash flow in first quarter of 2021. The acquisition of Delivery Dudes and organic expansion into new markets during the first quarter of 2021 strengthened our market presence in both existing and new markets. In a continued effort to support our restaurants partners, we partnered with certain ordering integration systems, providing improved operational efficiency that benefits restaurants and customers. Additionally, during the first quarter of 2021, we added several national brands and delivery only “virtual” restaurant concepts to our Platforms, further bolstering our restaurant base and expanding selection for our diners.

Impact of COVID-19 on our Business

We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government has rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on our order volumes. We continue to implement measures to help protect and support our restaurant partners, diners, independent contractor drivers and our employees during these unprecedented times, including offering no-contact delivery for certain restaurant delivery orders and providing masks, gloves and hand sanitizer to drivers.

The potential short and long-term impacts and duration of the COVID-19 pandemic on the global economy and on the Company’s business, in particular, remain uncertain and may be difficult to assess or predict at this time. The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and continue to operate effectively. A prolonged recession or additional financial market corrections resulting from the spread of COVID-19, including an increase in the number of COVID-19 cases, could adversely affect demand for the Company’s services. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2020 Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.

TABLE_CONTENTS

Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these condensed consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency (see Part I, Item 1, Note 9 – Correction of Prior Period Error);
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired and liabilities assumed as part of a business combination.

Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2020 Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the three months ended March 31, 2021. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

Factors Affecting the Comparability of Our Results of Operations

Delivery Dudes Acquisition.   The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill on our unaudited condensed consolidated balance sheet as of March 31, 2021. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021.

In connection with the Delivery Dudes Acquisition, we incurred direct and incremental costs during the three months ended March 31, 2021 of approximately $606, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such period.

Changes in Fee Structure.   Our fee structure has changed at various times since our inception. We continue to review and update our current rate structure, as necessary, as we look to offer new and enhanced value-adding services to our restaurant partners. Any changes to our fee structure could affect the comparability of our results of operations from period to period.

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, a significant number of restaurants tend to close on certain major holidays, including Thanksgiving, Christmas Eve and Christmas Day. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, snowstorms, ice storms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause

TABLE_CONTENTS

property damage or utility interruptions to our restaurant partners. The COVID-19 pandemic has had an impact on our typical seasonality trends and could impact future periods.

Acquisition Pipeline.   We continue to maintain and evaluate an active pipeline of potential acquisition targets and may pursue acquisitions in the future. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.

Key Factors Affecting Our Performance

Efficient Market Expansion and Penetration.   Revenue growth and any corresponding improved cash flow and profitability is dependent on successful restaurant, diner and driver penetration of our markets and achieving scale in current and future markets. Failure in achieving this scale could adversely affect our working capital, which in turn, could slow our growth plans.

We typically target markets that we believe could achieve sustainable positive operating cash flows and profits, improve efficiency, and appropriately leverage the scale of our advertising, marketing, research and development, and other corporate resources. Our financial condition, cash flows, and results of operations depend, in significant part, on our ability to achieve and sustain our target profitability thresholds in our markets.

Waitr’s Restaurant, Diner and Driver Network.   A significant part of our strategy is our ability to successfully expand our network of restaurants, diners and drivers using the Platforms. If we fail to retain existing or add new restaurants, diners and drivers, our revenue and overall financial results may be adversely affected.

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

Gross Food Sales.   We calculate Gross Food Sales as the total food and beverage sales, sales taxes, prepaid gratuities, and diner fees processed through the Platforms during a given period. Gross Food Sales are different than the order value upon which we charge our fee to restaurants, which excludes sales taxes, gratuities and diner fees. Prepaid gratuities, which are not included in our revenue, are determined by diners and may vary from order to order. Gratuities other than prepaid gratuities, such as cash tips, are not included in Gross Food Sales. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platforms is a key revenue driver.

Average Order Size.  We calculate Average Order Size as Gross Food Sales for a given period divided by the number of orders during the same period. Average Order Size is an important metric for us because the average value of gross food sales on our Platforms is a key revenue driver.

	Three Months Ended March 31,
Key Business Metrics(1)	2021	2020
Active Diners (as of period end)	1,966,815	2,186,640
Average Daily Orders	37,627	37,576
Gross Food Sales (dollars in thousands)	$150,281	$133,513
Average Order Size (in dollars)	$44.38	$39.05
(1)	The key business metrics include the operations of Delivery Dudes beginning on the acquisition date, March 11, 2021.

TABLE_CONTENTS

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Transaction Fees.

Cost and Expenses:

Operations and Support.   Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees engaged in operations and customer service, as well as market managers, restaurant onboarding, and driver logistics personnel, and payments to independent contractor drivers for delivery services. Operations and support expense also includes payment processing costs incurred on customer orders and the cost of software and related services providing support for diners, restaurants and drivers.

Sales and Marketing.  Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for personnel supporting sales and marketing efforts, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display, team sponsorships and print marketing.

Research and Development.  Research and development expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platforms. This expense also includes such items as software subscriptions that are necessary for the upkeep and maintenance of the Platforms.

General and Administrative.  General and administrative expense consists primarily of salaries, benefits, stock-based compensation and bonuses for executive, finance and accounting, human resources and other administrative employees as well as third-party legal, accounting, and other professional services, insurance (including workers’ compensation, auto liability and general liability), travel, facilities rent, and other corporate overhead costs.

Depreciation and Amortization.  Depreciation and amortization expense consists primarily of amortization of capitalized costs for software development, trademarks and customer relationships and depreciation of leasehold improvements, furniture, and equipment, primarily tablets deployed in restaurants. We do not allocate depreciation and amortization expense to other line items.

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, primarily includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended March 31,
(in thousands, except percentages(1))	2021	% of Revenue	2020	% of Revenue
Revenue	$50,930	100%	$44,243	100%
Costs and expenses:
Operations and support	30,338	60%	26,365	60%
Sales and marketing	4,016	8%	2,826	6%
Research and development	999	2%	1,470	3%
General and administrative	10,186	20%	10,778	24%
Depreciation and amortization	2,917	6%	2,064	5%
(Gain) loss on disposal of assets	(3)	0%	8	0%
Total costs and expenses	48,453	95%	43,511	98%
Income from operations	2,477	5%	732	2%
Other expenses (income) and losses (gains), net:
Interest expense	1,901	4%	2,914	7%
Interest income	—	0%	(60)	0%
Other expense	4,264	8%	(37)	0%
Net loss before income taxes	(3,688)	(7%)	(2,085)	(5%)
Income tax expense	24	0%	17	0%
Net loss	$(3,712)	(7%)	$(2,102)	(5%)

TABLE_CONTENTS

________________

(1)	Percentages may not foot due to rounding.

The following section includes a discussion of our results of operations for the three months ended March 31, 2021 and 2020. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021 (see Part I, Item 1, Note 3 – Business Combinations).

Revenue

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Revenue	$50,930	$44,243	15%

Revenue increased for the three months ended March 31, 2021 compared to March 31, 2020, primarily as a result of improved revenue unit economics. The Average Order Size increased to $44.38 from $39.05, an improvement of 14%, while Average Daily Orders remained relatively flat in the three months ended March 31, 2021 compared to March 31, 2020. Average Daily Orders were positively impacted during the three months ended March 31, 2021 by the rollout of federal stimulus payments, partially offset by the impact of extreme weather-related events.

Operations and Support

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Operations and support	$30,338	$26,365	15%
As a percentage of revenue	60%	60%

Operations and support expenses increased in dollar terms for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to the Company serving more markets in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, including costs for operations and support personnel and software related to supporting those markets. As a percentage of revenue, operations and support expenses remained flat for the three months ended March 31, 2021 compared to March 31, 2020.

Sales and Marketing

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Sales and marketing	$4,016	$2,826	42%
As a percentage of revenue	8%	6%

Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2021 compared to March 31, 2020, primarily attributable to increased digital advertising.

Research and Development

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Research and development	$999	$1,470	(32%)
As a percentage of revenue	2%	3%

Research and development expense decreased in dollar terms and as a percentage of revenue in the three months ended March 31, 2021 compared to March 31, 2020, primarily due to the capitalization of increased software development costs during the first quarter of 2021 as further features and functionality were incorporated into the Platforms.

General and Administrative

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
General and administrative	$10,186	$10,778	(5%)
As a percentage of revenue	20%	24%

TABLE_CONTENTS

General and administrative expense decreased in dollar terms and as a percentage of revenue in the three months ended March 31, 2021 compared to March 31, 2020, primarily as a result of a decrease in workers’ compensation insurance expenses, partially offset by increased stock-based compensation expense and $606 of business combination-related professional and other costs associated with the Delivery Dudes Acquisition.

Depreciation and Amortization

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Depreciation and amortization	$2,917	$2,064	41%
As a percentage of revenue	6%	5%

Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2021 compared to March 31, 2020, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition.

Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended March 31,		Percentage
	2021	2020	Change
	(dollars in thousands)
Other expenses (income) and losses (gains), net	$6,165	$2,817	119%
As a percentage of revenue	12%	6%

Other expenses (income) and losses (gains), net for the three months ended March 31, 2021 primarily consisted of a $4,000 accrual for a legal contingency and $1,860 of interest expense associated with the Term Loan and Notes. For the three months ended March 31, 2020, other expenses (income) and losses (gains), net primarily consisted of $2,860 of interest expense associated with the Term Loan and Notes.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 and 2020 was $24 and $17, respectively, entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had cash on hand of approximately $67,863. Our primary sources of liquidity have recently been cash flow from operations and proceeds from the issuance of stock.

In March 2021, the Company entered into amendments to the Credit Agreement and Convertible Notes Agreement to provide, among other things, for the Delivery Dudes Acquisition being included in the definition of Permitted Acquisition and for other acquisitions consummated after March 9, 2021 and on or prior to December 31, 2021, with aggregate purchase price consideration not to exceed $20,000, being included in the definition of Permitted Acquisitions. Total consideration for the Delivery Dudes Acquisition included $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock. Additionally, pursuant to the amendment to the Credit Agreement, the Company made a $15,000 prepayment on the Term Loan on March 16, 2021.

The aggregate principal amount of outstanding long-term debt totaled $84,511 as of March 31, 2021, consisting of $35,007 for the Term Loan and $49,504 of Notes. As of March 31, 2021, the Company had $1,143 of outstanding short-term loans for insurance financing.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs for at least the next twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We may use cash on hand to repay additional debt or to acquire or invest in complementary businesses, products and technologies. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in public or private offerings) and/or incurring additional debt. However, market conditions, our future financial performance or other factors may make it difficult or impossible for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

TABLE_CONTENTS

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, we have been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic on the economy and on our business, in particular, may be difficult to assess or predict.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2020 Form 10-K.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$12,809	$7,027
Net cash used in investing activities	(12,805)	(959)
Net cash (used in) provided by financing activities	(16,847)	3,991

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $12,809 and $7,027, respectively. The increase in cash flows from operating activities was driven by an increase in net income, excluding non-cash expenses, as well as changes in operating assets and liabilities. During the three months ended March 31, 2021, the increase in the net change in operating assets and liabilities primarily consisted of an increase in other current liabilities of $7,911 related to accrued expenses at the end of the reporting period and an increase in the restaurant food liability of $1,589 due to the timing of payments to our restaurant partners at the end of the reporting period. The net change in operating assets and liabilities during the three months ended March 31, 2020 primarily consisted of a decrease in prepaid expenses and other current assets of $3,246 and an increase in accrued payroll of $2,129 due to the timing of payroll payments.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities consisted primarily of $10,927 for the acquisition of a business and related intangible assets and $1,722 of costs for internally developed software. For the three months ended March 31, 2020, net cash used in investing activities consisted primarily of $671 of costs for internally developed software.

Cash Flows (Used in) Provided by Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities included a $14,472 principal payment on the Term Loan and $1,583 of payments on short-term loans for insurance financing. For the three months ended March 31, 2020, net cash provided by financing activities included net proceeds from the issuance of common stock of $6,470, less $2,028 of payments on short-term loans for insurance financing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2020 Form 10-K (Part I, Item 1A, Risk Factors):

TABLE_CONTENTS

Operational Risks

•	failure to retain existing diners or add new diners or our diners decreasing their number of orders or order sizes on the Platforms;
•	declines in our delivery service levels or lack of increases in business for restaurants;
•	loss of restaurants on the Platforms, including due to changes in our fee structure;
•	inability to sustain profitability in the future;
•

risks related to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation;

•	inability to maintain and enhance our brands or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•

seasonality and the impact of inclement weather, including major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena;

•	inability to manage growth and meet demand;
•	inability to successfully improve the experience of restaurants and diners in a cost-effective manner;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	failure to pursue and successfully make additional acquisitions;
•	failure to comply with covenants in the agreements governing our debt;
•	additional impairments of the carrying amounts of goodwill or other indefinite-lived assets;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	inability to successfully integrate and maintain acquired businesses;
•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	potential liability and expenses for existing and future legal claims, including claims that may exceed insurance coverage or are not insured against;
•	our use of open source software;
•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees, the magnitude of which increases if our independent contractor drivers were ever reclassified as employees; and
•	failure to maintain an effective system of disclosure controls and internal control over financial reporting.

Industry Risks

•	the highly competitive and fragmented nature of our industry;
•	dependence on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large;
•	general economic and business risks affecting our industry that are largely beyond our control;
•

risks related to health pandemics and other outbreaks, including the impact of the COVID-19 pandemic, including a prolonged recession or additional financial market corrections resulting from the spread of COVID-19;

•	implementation of fee caps by jurisdictions in areas where we operate;
•	failure of restaurants in our networks to maintain their service levels;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms; and
•	federal and state laws and regulations regarding privacy, data protection, and other matters affecting our business.

These risks and uncertainties may be outside of our control. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be

TABLE_CONTENTS

required under applicable securities laws. Our actual results could differ materially from those discussed in these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk

As of March 31, 2021, we had outstanding interest-bearing long-term debt totaling $84,511, consisting of the Term Loan in the amount of $35,007 and the Notes of $49,504. The interest rates under the Term Loan and Notes were reduced by 200 basis points for a one-year period, effective August 3, 2020, in connection with amendments to the loan agreements governing the Term Loan and Notes and a payment on the Term Loan. Although the interest rates decreased on August 3, 2020, we are not currently exposed to interest rate risk on our outstanding debt, as the new rates are fixed and set to revert back to the fixed rates in effect prior to the amendments. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of March 31, 2021.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2021, we are no longer an emerging growth company. Accordingly, for fiscal year 2021, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. Plaintiff seeks injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. Waitr believes that the damages case lacks merit and that it has a defense to the infringement claims alleged. Waitr continues to vigorously defend the suit. The Company accrued a $4 million reserve in connection with this lawsuit during the first quarter of 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2021 and in other expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and unjust enrichment, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify.  Plaintiff’s deadline to file a motion for class certification is October 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr continues to vigorously defend the suit.

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC.  The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were recently consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, allegations of infringement, misappropriation and other violations of intellectual property or other rights, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims or the denial of coverage for such claims.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2020 Form 10-K.

The change in presidential administration could result in increased misclassification claims against the Company.

During the Trump administration, the U.S. Department of Labor (“DOL”) relaxed enforcement of misclassification claims under the Fair Labor Standards Act (“FLSA”). Additionally, just before President Trump left office, the DOL issued a new, company-friendly independent contractor standard via regulation that was set to go into effect in March 2021. However, after President Biden took office, the DOL paused and ultimately rescinded implementation of the regulation in May 2021. The DOL has not yet proposed a substitute regulation, meaning that previous, more worker-friendly standard is still in effect. Some legal experts expect the DOL to issue additional regulations or guidance proposing an even more worker-friendly standard, such as the “ABC” test that was implemented in California. Legal experts also expect the DOL under President Biden to become more aggressive in enforcing misclassification claims against

TABLE_CONTENTS

companies, particularly in the gig economy space. The issuance of such additional regulations or guidance, or the increase in such DOL enforcement activity, could adversely affect our operations and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2021, the Company closed the acquisition of Delivery Dudes, a Florida-based third-party delivery business. Purchase consideration included the issuance of 3,562,577 shares of the Company’s common stock to the prior owners of Delivery Dudes. These shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. No commissions were paid in connection therewith.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

TABLE_CONTENTS

Item 6. Exhibits

Exhibit No.	Description

10.1

Amendment No. 4 to Credit and Guaranty Agreement, dated as of March 9, 2021, by and among Waitr Inc., as Borrower, Waitr Intermediate Holdings, LLC, the various lenders and Luxor Capital Group, LP, as Administrative Agent and Collateral Agent.(1)

10.2	Amendment No. 4 to Credit Agreement, dated as of March 9, 2021, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent. (1)

10.3	Asset Purchase Agreement, dated as of March 9, 2021, by and among Waitr Holdings, Inc., Dude Delivery, LLC, and Dude Holdings LLC. (1)

10.4

Amended and Restated Employment Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 29, 2021).

10.5

Executive Employment Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Leo Bogdanov (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 29, 2021).

10.6	Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and Thomas Pritchard. (1)

10.7	Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and David J. Cronin. (1)

10.8	Executive Employment Agreement, dated May 28, 2020, by and between Waitr Holdings Inc. and Mark D’Ambrosio. (1)

21.1	Subsidiaries of the Registrant. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Filed herewith

TABLE_CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2021	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)