Form 10-Q
period 2021-06-30
Waitr Holdings Inc.
filed 2021-08-09
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2021 was 117,080,264.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$60,548	$84,706
Accounts receivable, net	3,883	2,954
Capitalized contract costs, current	1,015	737
Prepaid expenses and other current assets	7,842	6,657
TOTAL CURRENT ASSETS	73,288	95,054
Property and equipment, net	4,964	3,503
Capitalized contract costs, noncurrent	3,117	2,429
Goodwill	121,077	106,734
Intangible assets, net	33,363	23,924
Operating lease right-of-use assets	4,903	—
Other noncurrent assets	1,160	588
TOTAL ASSETS	$241,872	$232,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$6,642	$4,382
Restaurant food liability	4,215	4,301
Accrued payroll	3,633	4,851
Short-term loans for insurance financing	5,465	2,726
Income tax payable	179	122
Operating lease liabilities	1,603	—
Other current liabilities	24,242	13,922
TOTAL CURRENT LIABILITIES	45,979	30,304
Long term debt - related party	81,214	94,218
Accrued medical contingency	16,728	16,987
Operating lease liabilities	3,622	—
Other noncurrent liabilities	1,385	2,627
TOTAL LIABILITIES	148,928	144,136
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 116,701,277 and 111,259,037 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	11	11
Additional paid in capital	466,192	451,991
Accumulated deficit	(373,259)	(363,906)
TOTAL STOCKHOLDERS’ EQUITY	92,944	88,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,872	$232,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$49,167	$60,506	$100,097	$104,749
COSTS AND EXPENSES:
Operations and support	31,273	30,547	61,611	56,912
Sales and marketing	4,500	2,740	8,516	5,566
Research and development	854	1,167	1,853	2,637
General and administrative	12,505	10,094	22,691	20,872
Depreciation and amortization	2,965	2,075	5,882	4,139
Intangible and other asset impairments	—	29	—	29
Loss on disposal of assets	162	3	159	11
TOTAL COSTS AND EXPENSES	52,259	46,655	100,712	90,166
INCOME (LOSS) FROM OPERATIONS	(3,092)	13,851	(615)	14,583
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	1,681	2,490	3,582	5,404
Interest income	—	(21)	—	(81)
Other expense	835	712	5,099	675
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,608)	10,670	(9,296)	8,585
Income tax expense	33	17	57	34
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(5,641)	$10,653	$(9,353)	$8,551
INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.11	$(0.08)	$0.10
Diluted	$(0.05)	$0.10	$(0.08)	$0.09
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	115,644,790	95,053,207	113,998,589	85,968,962
Weighted average common shares outstanding – diluted	115,644,790	105,951,232	113,998,589	91,769,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(9,353)	$8,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest expense	1,485	4,453
Amortization of operating lease assets	696	—
Stock-based compensation	4,465	1,450
Loss on disposal of assets	159	11
Depreciation and amortization	5,882	4,139
Intangible and other asset impairments	—	29
Amortization of capitalized contract costs	423	183
Other non-cash income	—	(22)
Changes in assets and liabilities:
Accounts receivable	(614)	(2,849)
Capitalized contract costs	(1,389)	(1,736)
Prepaid expenses and other current assets	(1,008)	2,823
Other noncurrent assets	(386)	—
Accounts payable	1,623	951
Restaurant food liability	(86)	(84)
Income tax payable	57	34
Operating lease liabilities	(780)	—
Accrued payroll	(1,368)	(265)
Accrued medical contingency	(258)	(112)
Accrued workers’ compensation liability	—	(1)
Other current liabilities	6,452	1,232
Other noncurrent liabilities	(64)	174
Net cash provided by operating activities	5,936	18,961
Cash flows from investing activities:
Purchases of property and equipment	(589)	(381)
Internally developed software	(4,137)	(1,335)
Acquisitions, net of cash acquired	(12,706)	(290)
Collections on notes receivable	—	36
Proceeds from sale of property and equipment	13	7
Net cash used in investing activities	(17,419)	(1,963)
Cash flows from financing activities:
Proceeds from issuance of stock	—	22,944
Equity issuance costs	—	(359)
Payments on long-term loan	(14,472)	—
Borrowings under short-term loans for insurance financing	5,209	1,906
Payments on short-term loans for insurance financing	(2,471)	(3,415)
Payments on acquisition loans	(132)	—
Proceeds from exercise of stock options	8	39
Taxes paid related to net settlement on stock-based compensation	(817)	(728)
Net cash (used in) provided by financing activities	(12,675)	20,387
Net change in cash	(24,158)	37,385
Cash, beginning of period	84,706	29,317
Cash, end of period	$60,548	$66,702
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,097	$951
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$—	$11,888
Stock issued as consideration in acquisition	10,545	—
Noncash impact of operating lease assets	5,600	—
Noncash impact of operating lease liabilities	6,005	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2021	115,387,140	$11	$464,843	$(367,618)	$97,236
Net loss	—	—	—	(5,641)	(5,641)
Exercise of stock options and vesting of restricted stock units	1,314,137	—	2	—	2
Taxes paid related to net settlement on stock-based compensation	—	—	(85)	—	(85)
Stock-based compensation	—	—	2,387	—	2,387
Adjustment of consideration for acquisition	—	—	(955)	—	(955)
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944

Six Months Ended June 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net loss	—	—	—	(9,353)	(9,353)
Exercise of stock options and vesting of restricted stock units	1,851,573	—	8	—	8
Taxes paid related to net settlement on stock-based compensation	—	—	(817)	—	(817)
Stock-based compensation	—	—	4,465	—	4,465
Equity issued for acquisitions	3,590,667	—	10,545	—	10,545
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2020	80,807,908	$8	$392,004	$(381,844)	$10,168
Net income	—	—	—	10,653	10,653
Exercise of stock options and vesting of restricted stock units	433,303	—	57	—	57
Taxes paid related to net settlement on stock-based compensation	—	—	(296)	—	(296)
Stock-based compensation	—	—	602	—	602
Stock issued for conversion of Notes	9,222,978	1	11,888	—	11,889
Issuance of common stock	11,918,322	1	16,113	—	16,114
Balances at June 30, 2020	102,382,511	$10	$420,368	$(371,191)	$49,187

Six Months Ended June 30, 2020
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2019	76,579,175	$8	$385,137	$(379,742)	$5,403
Net income	—	—	—	8,551	8,551
Exercise of stock options and vesting of restricted stock units	469,293	—	65	—	65
Taxes paid related to net settlement on stock-based compensation	—	—	(755)	—	(755)
Stock-based compensation	—	—	1,450	—	1,450
Stock issued for conversion of Notes	9,222,978	1	11,888	—	11,889
Issuance of common stock	16,111,065	1	22,583	—	22,584
Balances at June 30, 2020	102,382,511	$10	$420,368	$(371,191)	$49,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Organization

Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. The Company’s technology platform includes the Waitr, Bite Squad and Delivery Dudes mobile applications, collectively referred to as the “Platforms”. The Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

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

TABLE_CONTENTS

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

Critical Accounting Policies and Estimates

See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2021 related to leases. There have been no other material changes to our critical accounting policies and estimates described in the 2020 Form 10-K. See “Revenue” below for a description of our revenue recognition policy.

Revenue

The Company generates revenue (“Transaction Fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees relating to our diner subscription program, revenue is recognized for the receipt of the monthly fee in the applicable month for which the delivery service applies to. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transaction Fees	$48,251	$60,422	$98,727	$104,233
Setup and integration fees	1	36	8	414
Other	915	48	1,362	102
Total Revenue	$49,167	$60,506	$100,097	$104,749

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

The Company records a receivable when it has an unconditional right to the consideration. The balance of accounts receivable, net was $3,883 and $2,954 as of June 30, 2021 and December 31, 2020, respectively, comprised primarily of receivables due from the credit card processor.

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

Deferred costs related to obtaining contracts with restaurants were $3,042 and $2,424 as of June 30, 2021 and December 31, 2020, respectively, out of which $755 and $567, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $173 and $94 for the three months ended June 30, 2021 and 2020, respectively, and $322 and $147 for the six months ended June 30, 2021 and 2020, respectively.

TABLE_CONTENTS

Costs to Fulfill a Contract with a Customer

The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to onboarding restaurants onto the Platforms meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over the period of benefit, which the Company has determined to be five years.

Deferred costs related to fulfilling contracts with restaurants were $1,090 and $742 as of June 30, 2021 and December 31, 2020, respectively, out of which $260 and $170, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $56 and $20 for the three months ended June 30, 2021 and 2020, respectively, and $101 and $35 for the six months ended June 30, 2021 and 2020, respectively.

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

Under ASU 2016-02, the Company recorded in the unaudited condensed consolidated balance sheet as of January 1, 2021, lease liabilities for operating leases entered into prior to December 31, 2020 of $4,993, representing the present value of its future operating lease payments, and corresponding right-of-use assets of $4,681, based upon the operating lease liabilities adjusted for deferred rent. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date, which is estimated to be 5.0%. The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment on retained earnings. See Note 10 – Commitments and Contingencies for additional details.

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

TABLE_CONTENTS

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

3.   Business Combinations

On March 11, 2021, the Company completed the acquisition of certain assets and properties from Dude Holdings LLC (“Delivery Dudes”), a third-party delivery business primarily serving the South Florida market, for $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock valued at $2.96 per share (the closing price of the Company’s common stock on March 11, 2021) (the “Delivery Dudes Acquisition”). In the second quarter of 2021, the Company adjusted the per share fair value of the stock consideration from $3.23 (the average volume weighted average price of the Company’s common stock for the five consecutive trading days prior to March 9, 2021), down to the closing price of $2.96, resulting in a reduction of total consideration of $955 to $22,045. The acquisition expands the Company’s market presence in the on-demand delivery service sector. The following represents the preliminary estimated purchase consideration:

(in thousands, except per share amount)
Shares transferred at closing	3,562
Value per share	$2.96
Total share consideration	10,545
Plus: cash transferred to Delivery Dudes members	10,927
Plus: net working capital deficit assumed	573
Total estimated consideration	$22,045

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

TABLE_CONTENTS

Cash and cash equivalents	$573
Accounts receivable	330
Prepaid expenses and other current assets	130
Intangible assets	7,700
Other noncurrent assets	33
Accrued expenses and other current liabilities	(1,035)
Other noncurrent liabilities	(29)
Total assets acquired, net of liabilities assumed	7,702
Goodwill	14,343
Total estimated consideration	$22,045

The Company engaged a third-party specialist to assist management in estimating the fair value of the assets and liabilities. Goodwill is attributable to the future anticipated economic benefits from combining operations of the Company and Delivery Dudes, including future growth into new markets, future customer relationships and the workforce in place. All of the goodwill is expected to be deductible for U.S. federal income tax purposes. While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the calculation of the purchase price adjustments pursuant to the asset purchase agreement for the Delivery Dudes Acquisition, which could affect the final fair value analysis. The Company anticipates finalizing the determination of the fair values by the third quarter of 2021.

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

The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net loss of Delivery Dudes included in the unaudited condensed consolidated statement of operations in the three months ended June 30, 2021 totaled approximately $3,069 and $581, respectively, and in the six months ended June 30, 2021 totaled approximately $3,900 and $602, respectively.

In connection with the Delivery Dudes Acquisition, the Company incurred direct and incremental costs of $63 and $669 during the three and six months ended June 30, 2021, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such periods.

The Company subsequently acquired the assets of three Delivery Dudes franchisees in the quarter ended June 30, 2021 for total consideration of approximately $1,812, including $1,779 in cash. The asset acquisitions were accounted for under the acquisition method with the purchase consideration allocated to customer relationships. The customer relationship assets are amortized on a straight-line basis over 7.5 years, which reflects the pattern in which the economic benefits of the acquired assets are consumed. The results of operations of the acquired franchisees are included in our condensed consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were immaterial to the Company.

TABLE_CONTENTS

Pro-Forma Financial Information (Unaudited)

The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	$49,167	$63,333	$102,573	$109,783
Net income (loss)	$(5,641)	$10,895	$(8,989)	$8,902

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a consolidated company during the periods presented and are not indicative of consolidated results of operations in future periods. Acquisition costs and other non-recurring charges incurred are included in the periods presented.

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Credit card receivables	$3,703	$3,013
Receivables from restaurants and customers	596	334
Accounts receivable	$4,299	$3,347
Less: allowance for doubtful accounts and chargebacks	(416)	(393)
Accounts receivable, net	$3,883	$2,954

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

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$31,311	$(7,573)	$(11,825)	$11,913
Trademarks/Trade name/Patents	6,205	(4,515)	—	1,690
Customer Relationships	89,357	(12,219)	(57,378)	19,760
Total	$126,873	$(24,307)	$(69,203)	$33,363

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$25,204	$(6,099)	$(11,825)	$7,280
Trademarks/Trade name/Patents	5,405	(3,526)	—	1,879
Customer Relationships	82,845	(10,702)	(57,378)	14,765
Total	$113,454	$(20,327)	$(69,203)	$23,924

During the six months ended June 30, 2021, the Company acquired intangible assets in connection with the Delivery Dudes Acquisition (see Note 3 – Business Combinations). Additionally, during the six months ended June 30, 2021, the Company capitalized approximately $4,137 of software costs related to the development of the Platforms, with an estimated useful life of three years.

TABLE_CONTENTS

The Company recorded amortization expense of $2,233 and $1,562 for the three months ended June 30, 2021 and 2020, respectively, and $4,065 and $3,102 for the six months ended June 30, 2021 and 2020, respectively. Estimated future amortization expense of intangible assets as of June 30, 2021 is as follows (in thousands):

Amortization
The remainder of 2021	$5,357
2022	9,327
2023	6,709
2024	4,711
2025	3,573
Thereafter	3,681
Total future amortization	$33,358

Goodwill

The change in the Company’s goodwill balance is as follows for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Balance, beginning of period	$106,734	$106,734
Acquisitions during the period	14,343	—
Balance, end of period	$121,077	$106,734

The Company recorded $14,343 of goodwill during the six months ended June 30, 2021 as a result of the allocation of the purchase price over assets acquired and liabilities assumed in the Delivery Dudes Acquisition (see Note 3 – Business Combinations).

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued insurance expenses	$4,263	$3,392
Accrued estimated workers' compensation expenses	1,047	1,725
Accrued medical contingency	454	448
Accrued sales tax payable	374	418
Accrued legal contingency	4,700	—
Accrued cash incentives	2,395	60
Other accrued expenses	4,768	4,001
Unclaimed property	1,924	1,679
Other current liabilities	4,317	2,199
Total other current liabilities	$24,242	$13,922

TABLE_CONTENTS

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate	Effective
	Range in 2020	Interest Rate		June 30,	December 31,
	through 2Q21	at June 30, 2021	Maturity	2021	2020
Term Loan	5.125% - 7.125%	10.62%	November 2023	$35,007	$49,479
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	49,504
				$84,511	$98,983
Less: unamortized debt issuance costs on Term Loan				(2,661)	(3,541)
Less: unamortized debt issuance costs on Notes				(636)	(1,224)
Long term debt - related party				$81,214	$94,218

Short-term loans for insurance financing	3.99%	n/a	March 2022	5,465	2,726
Total outstanding debt				$86,679	$96,944

Interest expense related to the Company’s outstanding debt totaled $1,681 and $2,490 for the three months ended June 30, 2021 and 2020, respectively, and $3,582 and $5,404 for the six months ended June 30, 2021 and 2020, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs. See Note 15 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.

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

Term Loan

The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are currently exercisable for 478,464 shares of the Company’s common stock (see Note 12 – Stockholders’ Equity).

Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of June 30, 2021.

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

TABLE_CONTENTS

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

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of June 30, 2021.

Short-Term Loans

The Company’s short-term loans include loans to finance portions of certain annual insurance premium obligations. The loans are payable in monthly installments until maturity.

8.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $33 and $17 for the three months ended June 30, 2021 and 2020, respectively, and $57 and $34 for the six months ended June 30, 2021 and 2020, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. A partial valuation allowance has been recorded as of June 30, 2021 and December 31, 2020 as the Company has generated net operating losses prior to the second quarter of 2020 and in the first and second quarters of 2021, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

As of June 30, 2021, the Company recognized $1,334 in employer payroll tax deferrals under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other current and non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

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

The cumulative impact of the error correction on the Company’s retained earnings and stockholders’ equity as of January 1, 2020 was $17,505. As shown in the table below, there was no impact to net cash provided by operating activities for the six months ended June 30, 2020. Net income (loss) for the three and six months ended June 30, 2020 was not impacted by the revision. Line items affected by the revision are included in the tables below.

Revised Consolidated Cash Flow Statement (unaudited) (in thousands)

	Six Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in liabilities:
Accrued medical contingency	$—	$(112)	$(112)
Accrued workers' compensation liability	(117)	116	(1)
Other current liabilities	1,236	(4)	1,232
Net cash provided by (used in) operating activities	18,961	—	18,961

TABLE_CONTENTS

Revised Consolidated Balance Sheet (unaudited) (in thousands)

	June 30, 2020
	As Reported	Adjustment	As Revised
Other current liabilities	$13,923	$659	$14,582
Total current liabilities	44,532	659	45,191
Accrued medical contingency - long term	—	17,091	17,091
Accrued workers' compensation liability - long term	346	(245)	101
Total liabilities	148,688	17,505	166,193
Accumulated deficit	(353,686)	(17,505)	(371,191)
Total stockholders' equity	66,692	(17,505)	49,187

10.   Commitments and Contingent Liabilities

Leases

As of June 30, 2021, the Company had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that generally increase on an annual basis. The Company does not have any finance leases. The Company recognizes expense for leases on a straight-line basis over the lease term, which the Company generally expects to be the non-cancellable period of the lease. As of June 30, 2021, the Company recognized on its unaudited condensed consolidated balance sheet operating right-of-use assets of $4,903 and current and noncurrent operating lease liabilities of $1,603 and $3,622, respectively. Operating lease costs recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 totaled $453 and $854, respectively.

The following table presents supplemental cash flow information and the weighted-average lease term and discount rate for the Company’s operating leases for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Cash paid for operating lease liabilities (in thousands)	$780
Weighted-average remaining lease term (years)	4.2
Weighted-average discount rate	5.0%

As of June 30, 2021, the future minimum lease payments required under non-cancelable operating leases were as follows (in thousands):

Amount
The remainder of 2021	$917
2022	1,654
2023	1,038
2024	816
2025	803
Thereafter	535
Total future lease payments	$5,763
Less: imputed interest	(538)
Present value of operating lease liabilities	$5,225

Medical Contingency Claim

As of June 30, 2021 and December 31, 2020, the long-term portion of the estimated Medical Contingency claim totaled $16,728 and $16,987, respectively, and is included in the unaudited condensed consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $454 and $448 as of June 30, 2021 and December 31, 2020, respectively, and is included in other current liabilities. See Note 9 – Correction of Prior Period Error for additional information.

Workers Compensation and Auto Policy Claims

We establish a liability under our workers’ compensation and auto insurance policies for claims incurred and an estimate for claims incurred but not yet reported. As of June 30, 2021 and December 31, 2020, $4,510 and $4,697, respectively, in outstanding workers’ compensation and auto policy claims are included in the unaudited condensed consolidated balance sheet in other current liabilities.

TABLE_CONTENTS

Legal Matters

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. The Company recorded a $4,000 reserve in connection with this lawsuit during the first quarter of 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company agreed, among other things, to pay the plaintiff $4,700 in cash by July 1, 2021. As such, the Company recorded an incremental $700 reserve in connection with the Settlement. The accrued legal settlement of $4,700 is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2021. Included in other expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 is $700 and $4,700, respectively, related to the accrued legal settlement.

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

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court has heard oral argument on that motion, and has taken the motion under advisement. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.

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

11.   Stock-Based Awards and Cash-Based Awards

In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of June 30, 2021, there were 6,632,886 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $2,387 and $602 for the three months ended June 30, 2021 and 2020, respectively, and $4,465 and $1,450 for the six months ended June 30, 2021 and 2020, respectively.

TABLE_CONTENTS

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

The fair value of each stock option grant during the six months ended June 30, 2021 and 2020 was estimated as of the grant date using an option-pricing model with the assumptions included in the table below. Expected volatility for stock options is estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies.

	2021	2020
Weighted-average fair value at grant	$2.19	$0.24
Risk free interest rate	0.46%	1.54%
Expected volatility	131.4%	100.6%
Expected option life (years)	3.59	3.25

The Company recognized compensation expense for stock options of $358 and $365 for the three months ended June 30, 2021 and 2020, respectively, and $692 and $738 for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested stock options as of June 30, 2021 totaled $1,684, with a weighted average remaining vesting period of approximately 0.9 years.

The stock option activity under the Company’s incentive plans during the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,753,257	$0.43	$0.33	445,721	$3.66	$5.04
Granted	500,000	2.78	2.19	9,572,397	0.37	0.24
Exercised	(9,209)	0.90	4.50	(54,478)	0.68	3.51
Forfeited	(21,553)	6.49	4.97	(93,282)	5.67	5.77
Expired	(10,097)	3.47	4.13	(80,758)	1.95	5.44
Balance, end of period	10,212,398	$0.53	$0.40	9,789,600	$0.45	$0.34

Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	10,212,398	4,915,529	9,753,257	132,846
Weighted-average remaining contractual term (years)	3.63	3.59	4.07	6.82
Weighted-average exercise price	$0.53	$0.45	$0.43	$3.20
Aggregate Intrinsic Value (in thousands)	$13,579	$6,826	$23,285	$178

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $5 and $29 during the three months ended June 30, 2021 and 2020, respectively, and $20 and $41 during the six months ended June 30, 2021 and 2020, respectively. Upon exercise, the Company issued new common stock.

TABLE_CONTENTS

Restricted Stock

The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

Performance-Based Awards

As of June 30, 2021, there were 3,159,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan, including 3,134,325 RSUs granted to the Company’s chief executive officer in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Awards with Time-Based Vesting

During the six months ended June 30, 2021, a total of 5,308,960 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan (with an aggregate grant fair value of value of $13,538). Included in such grants were 600,960 RSUs granted to non-employee directors vesting upon the earlier of June 15, 2022 and the date of the 2022 annual meeting of the Company’s stockholders and 1,208,000 RSUs granted to employees and consultants vesting over three years. The RSU grants vest in various manners in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control. Also included in such grants was an award of 3,500,000 RSUs granted (the “Grimstad 2021 RSU Grant”) to Mr. Grimstad, with an aggregate grant date fair value of $8,960, in connection with an extension of his employment agreement through January 2025. The Grimstad 2021 RSU Grant will vest in three equal installments on the first, second and third anniversaries of January 3, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr.Grimstad’s continued employment through the closing of such change of control or in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct.

The Company recognized compensation expense for restricted stock of $2,029 and $237 during the three months ended June 30, 2021 and 2020, respectively, and $3,773 and $712 during the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of June 30, 2021 totaled $16,288, with a weighted average remaining vesting period of approximately 2.79 years. The total fair value of restricted shares that vested during the three months ended June 30, 2021 and 2020 was $2,893 and $1,147, respectively, and during the six months ended June 30, 2021 and 2020 was $5,386 and $1,153, respectively.

The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	4,558,603	$2.23	1.71	3,182,639	$1.42	2.16
Granted	5,308,960	2.55		2,754,501	1.95
Shares vested	(2,103,310)	2.03		(545,319)	1.94
Forfeitures	(230,084)	1.50		(1,459,580)	1.27
Nonvested, end of period	7,534,169	$2.53	2.79	3,932,241	$1.78	1.40

Cash-Based Awards

Performance Bonus Agreement

On April 23, 2020, the Company entered into a performance bonus agreement with Mr. Grimstad, which was extended through January 3, 2025 in connection with the extension of his employment agreement. Pursuant to the performance bonus agreement, upon the occurrence of a change of control in which the holders of the Company’s common stock receive per share consideration that is

TABLE_CONTENTS

equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the change of control; provided, however, that in the event Mr. Grimstad terminates his employment for good reason or the Company terminates his employment other than for misconduct, Mr. Grimstad will be entitled to receive the Bonus provided the change of control occurs on or before January 3, 2025. Compensation expense related to the bonus agreement will not be recognized until such time that is probable that the performance goal will be achieved.

12.   Stockholders’ Equity

Common Stock

At June 30, 2021 and December 31, 2020, there were 249,000,000 shares of common stock authorized and 116,701,277 and 111,259,037 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of June 30, 2021 or December 31, 2020. The Company’s common stockholders are entitled to one vote per share.

Preferred Stock

At June 30, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of June 30, 2021 or December 31, 2020.

Warrants

In November 2018, the Company issued to Luxor Capital warrants which are currently exercisable for 478,464 shares of the Company’s common stock with a current exercise price of $10.45 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares (down-round features). Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.

13.   Fair Value Measurements

At June 30, 2021 and December 31, 2020, the Company had an outstanding medical contingency claim which is measured at fair value on a recurring basis (see Note 10 – Commitments and Contingencies). The long-term portion of the liability for such claim is included in the unaudited condensed consolidated balance sheets under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim is measured at fair value using a method that incorporates life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement includes factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows are discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,182	$17,182

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,435	$17,435

TABLE_CONTENTS

The Company had no assets required to be measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020. Adjustments to the accrued medical contingency are recognized in other expense on the condensed consolidated statement of operations. There have been no transfers between levels during the periods presented in the accompanying condensed consolidated financial statements. The following table presents a reconciliation of liabilities classified as Level 3 financial instruments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of the period	$17,300	$17,812	$17,435	$17,883
Increases/additions	41	—	84	—
Reductions/settlements	(159)	(45)	(337)	(116)
Balance, end of the period	$17,182	$17,767	$17,182	$17,767

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

14.   Earnings (Loss) Per Share Attributable to Common Stockholders

The calculation of basic and diluted income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic income (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(5,641)	$10,653	$(9,353)	$8,551
Weighted average number of shares outstanding	115,644,790	95,053,207	113,998,589	85,968,962
Basic income (loss) per common share	$(0.05)	$0.11	$(0.08)	$0.10

Diluted income (loss) per share:
Net income (loss) attributable to common stockholders - diluted	$(5,641)	$10,653	$(9,353)	$8,551
Weighted average number of shares outstanding	115,644,790	95,053,207	113,998,589	85,968,962
Effect of dilutive securities:
Stock options	—	6,842,922	—	3,427,138
Restricted stock units	—	4,055,103	—	2,373,360
Warrants	—	—	—	—
Weighted average diluted shares	115,644,790	105,951,232	113,998,589	91,769,460
Diluted income (loss) per common share	$(0.05)	$0.10	$(0.08)	$0.09

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 4,737,237 and 4,728,127 shares, respectively, of the Company’s common stock at June 30, 2021 and 2020. For the three and six months ended June 30, 2021, the Company was in a net loss position, therefore, the shares that would be issued upon conversion of the Notes were excluded from the net loss per share calculation as the effect would have been antidilutive. Furthermore, during the three and six months ended June 30, 2021 and 2020, the Company’s weighted average common stock price was below the Notes conversion price for such periods. Accordingly, the shares were not considered in the dilutive earnings per share calculation.

Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings (loss) per common share would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Antidilutive shares underlying stock-based awards:
Stock options	10,212,398	84,747	10,212,398	84,747
Restricted stock units	10,693,494	1,917,091	10,693,494	1,917,091
Warrants (1)	478,464	476,185	478,464	476,185

(1)	Includes the Debt Warrants as of June 30, 2021 and 2020. See Note 12 – Stockholders’ Equity for additional details.

TABLE_CONTENTS

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

16.   Subsequent Events

On August 9, 2021, the Company and its wholly owned subsidiary, Cape Payments, LLC, entered into definitive purchase agreements with ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”, with the agreements collectively referred to herein as the “Cape Payment Agreements”). The Cape Payment Companies are engaged in the business of facilitating the entry into merchant agreements by and between retailers/merchants and payment processing solution providers and receive residual payments from the payment providers (not the merchants). The aggregate purchase price for the Cape Payment Companies will be $15,000, consisting of $12,000 in cash, subject to certain purchase price adjustments, and a number of shares of the Company’s common stock equal to $3,000 divided by the volume weighted average price of the Company’s common stock over the five days prior to closing. Additionally, the Cape Payment Agreements include an earn-out provision which provides for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The Cape Payment Agreements contain representations, warranties and covenants of the parties that are customary for similar transactions. Closing is subject to satisfaction of negotiated closing conditions (including, without limitation, the approval of the Company’s board of directors of the transactions as set forth in the Cape Payment Agreements) and deliverables for such similar transactions and is expected to occur, if at all, during the third quarter of 2021.

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

On March 11, 2021, we completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market (see “Liquidity and Capital Resources” for additional details). The acquisition strengthens the Company’s market presence in the on-demand delivery service sector. At June 30, 2021, we had over 25,000 restaurants, in over 900 cities, on the Platforms. Average Daily Orders for the three months ended June 30, 2021 and 2020 were approximately 38,583 and 44,241, respectively, and revenue was $49,167 and $60,506, respectively. For the six months ended June 30, 2021 and 2020, Average Daily Orders were 38,108 and 40,909, respectively, and revenue was $100,097 and $104,749, respectively.

During the second quarter of 2021, we added a variety of additional national brands to our Platforms and continued to opportunistically launch new markets in numerous underserved cities and towns. The acquisition of Delivery Dudes in the first quarter of 2021 and organic expansion throughout the first half of 2021 expanded our presence in multiple small and medium sized markets. Additionally, we recently announced a strategic initiative to change our corporate name and visual identity in a comprehensive rebrand, to be effective within the next 12 – 18 months. The rebranding strategy reflects our ongoing commitment to innovation, continued expansion into new delivery verticals in the “last mile delivery” segment, maintenance of a technology-forward platform, and anticipated diversification and expansion into payment solutions.

Impact of COVID-19 on our Business

We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on order volumes during such period. However, we also believe the stimulus payments resulted in increased driver labor costs as we were faced with challenges in maintaining an appropriate level of driver supply. During the second quarter of 2021, we believe the impact of the stimulus payments on our order volumes began to decrease.

While the widespread rollout of vaccines is leading to increased confidence that the impacts of the pandemic may be stabilizing, the spread of certain COVID variants and cases rising in areas with low vaccination rates provide continued uncertainty as to the potential short and long-term impacts of the pandemic on the global economy and on the Company’s business, in particular. There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner.

To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2020 Form 10-K and this quarterly report on Form 10-Q for the three months ended June 30, 2021. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.

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

TABLE_CONTENTS

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

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the six months ended June 30, 2021. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

Factors Affecting the Comparability of Our Results of Operations

Delivery Dudes Acquisition.   The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and has been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill on our unaudited condensed consolidated balance sheet as of June 30, 2021. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021.

In connection with the Delivery Dudes Acquisition, we incurred direct and incremental costs during the three and six months ended June 30, 2021 of approximately $63 and $669, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such periods.

Changes in Fee Structure.   Our fee structure has changed at various times since our inception. We continue to review and update our current rate structure, as necessary, as we look to offer new and enhanced value-adding services to our restaurant partners. Any changes to our fee structure (whether externally to comply with governmental imposed caps or as a result of internal decision-making) could affect the comparability of our results of operations from period to period.

Seasonality and Holidays.   Our business tends to follow restaurant closure and diner behavior patterns with respect to demand of our service offering. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, a significant number of restaurants tend to close on certain major holidays, including Thanksgiving, Christmas Eve and Christmas Day, among others. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, severe weather-related events such as snowstorms, ice storms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. The COVID-19 pandemic, as well as the federal government’s responses thereto, have had an impact on our typical seasonality trends and could impact future periods.

TABLE_CONTENTS

Acquisition Pipeline.   We continue to maintain and evaluate an active pipeline of potential acquisition targets and may pursue acquisitions in the future, both in the restaurant delivery space as well as other verticals. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.

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

Key Business Metrics

Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

Active Diners.   We count Active Diners as the number of diner accounts from which an order has been successfully completed through the Platforms during the past twelve months (as of the end of the relevant period) and consider Active Diners an important metric because the number of diners using our Platforms is a key revenue driver and a valuable measure of the size of our engaged diner base.

Average Daily Orders.  We calculate Average Daily Orders as the number of completed orders during the period divided by the number of days in that period, including holidays. Average Daily Orders is an important metric for us because the number of orders processed on our Platforms is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our Platforms for a given period.

Gross Food Sales.   We calculate Gross Food Sales as the total food and beverage sales, sales taxes, gratuities, and diner fees processed through the Platforms during a given period. Gross Food Sales are different than the order value upon which we charge our fee to restaurants, which excludes sales taxes, gratuities and diner fees. Gratuities, which are not included in our net revenue, are determined by diners and may vary from order to order. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platforms is a key revenue driver.

Average Order Size.  We calculate Average Order Size as Gross Food Sales for a given period divided by the number of completed orders during the same period. Average Order Size is an important metric for us because the average value of gross food sales on our Platforms is a key revenue driver.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics(1)	2021	2020	2021	2020
Active Diners (as of period end)	1,878,904	2,109,353	1,878,904	2,109,353
Average Daily Orders	38,583	44,241	38,108	40,909
Gross Food Sales (dollars in thousands)	$154,738	$175,044	$305,019	$308,557
Average Order Size (in dollars)	$44.07	$43.48	$44.22	$41.44
(1)	The key business metrics include the operations of Delivery Dudes beginning on the acquisition date, March 11, 2021.

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Transaction Fees.

TABLE_CONTENTS

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

Sales and Marketing.  Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for personnel supporting sales and marketing efforts, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display, sponsorships and print marketing.

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

Depreciation and Amortization.  Depreciation and amortization expense consists primarily of amortization of capitalized costs for software development, trademarks and customer relationships and depreciation of leasehold improvements and equipment, primarily tablets deployed in restaurants. We do not allocate depreciation and amortization expense to other line items.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages(1))	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenue	$49,167	100%	$60,506	100%	$100,097	100%	$104,749	100%
Costs and expenses:
Operations and support	31,273	64%	30,547	50%	61,611	62%	56,912	54%
Sales and marketing	4,500	9%	2,740	5%	8,516	9%	5,566	5%
Research and development	854	2%	1,167	2%	1,853	2%	2,637	3%
General and administrative	12,505	25%	10,094	17%	22,691	23%	20,872	20%
Depreciation and amortization	2,965	6%	2,075	3%	5,882	6%	4,139	4%
Intangible and other asset impairments	—	0%	29	0%	—	0%	29	0%
Loss on disposal of assets	162	0%	3	0%	159	0%	11	0%
Total costs and expenses	52,259	106%	46,655	77%	100,712	101%	90,166	86%
Income (loss) from operations	(3,092)	(6%)	13,851	23%	(615)	(1%)	14,583	14%
Other expenses (income) and losses (gains), net:
Interest expense	1,681	3%	2,490	4%	3,582	4%	5,404	5%
Interest income	—	0%	(21)	0%	—	0%	(81)	0%
Other expense	835	2%	712	1%	5,099	5%	675	1%
Net income (loss) before income taxes	(5,608)	(11%)	10,670	18%	(9,296)	(9%)	8,585	8%
Income tax expense	33	0%	17	0%	57	0%	34	0%
Net income (loss)	$(5,641)	(11%)	$10,653	18%	$(9,353)	(9%)	$8,551	8%

________________

(1)	Percentages may not foot due to rounding.

The following section includes a discussion of our results of operations for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021 (see Part I, Item 1, Note 3 – Business Combinations).

TABLE_CONTENTS

Revenue

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$49,167	$60,506	(19%)	$100,097	$104,749	(4%)

Revenue decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily as a result of decreased order volumes. We experienced a significant increase in Average Daily Orders in the three months ended June 30, 2020 as the COVID-19 pandemic, related stay-at-home orders, and government stimulus payments affected diner behavior. Additionally, Average Daily Orders were impacted by adverse weather-related events in early 2021 as well as certain federal government responses to the COVID-19 pandemic.

Partially offsetting the impact of decreased order volumes in the three and six months ended June 30, 2021 was an increase in the Average Order Size in such periods. The Average Order Size increased to $44.22 for the six months ended June 30, 2021, from $41.44 for the six months ended June 30, 2020, an improvement of 7%. The Average Order Size was $44.07 for the three months ended June 30, 2021, compared to $43.48 for the three months ended June 30, 2020.

Operations and Support

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Operations and support	$31,273	$30,547	2%	$61,611	$56,912	8%
As a percentage of revenue	64%	50%		62%	54%

Operations and support expenses increased in dollar terms in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the Company opening more markets and serving more markets in the 2021 periods compared to 2020, including costs for operations and support personnel and software related to supporting those markets. As a percentage of revenue, operations and support expenses were higher in the three and six months ended June 30, 2021 compared to the 2020 periods as we strategically invested in our support staffing and drivers in order to combat labor shortages pervasive in the industry and broader economy.

Sales and Marketing

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$4,500	$2,740	64%	$8,516	$5,566	53%
As a percentage of revenue	9%	5%		9%	5%

Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily attributable to increased digital advertising as we further invested in market expansion and solidifying our presence in existing territories.

Research and Development

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$854	$1,167	(27%)	$1,853	$2,637	(30%)
As a percentage of revenue	2%	2%		2%	3%

Research and development expense decreased in dollar terms in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the capitalization of increased software development costs during the first and second quarters of 2021 as further product features and functionality were incorporated into the Platforms. Research and development expense as a percentage of revenue remained relatively flat for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

TABLE_CONTENTS

General and Administrative

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$12,505	$10,094	24%	$22,691	$20,872	9%
As a percentage of revenue	25%	17%		23%	20%

General and administrative expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase primarily related to increased stock-based compensation expense, payroll and recruiting costs, and transaction costs associated with the Delivery Dudes Acquisition, partially offset by a decrease in workers compensation insurance expenses.

Depreciation and Amortization

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$2,965	$2,075	43%	$5,882	$4,139	42%
As a percentage of revenue	6%	3%		6%	4%

Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition.

Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Other expenses (income) and losses (gains), net	$2,516	$3,181	(21%)	$8,681	$5,998	45%
As a percentage of revenue	5%	5%		9%	6%

Other expenses (income) and losses (gains), net for the three months ended June 30, 2021 primarily consisted of $1,660 of interest expense associated with the Term Loan and Notes and a $700 accrual for a legal settlement. For the three months ended June 30, 2020, other expenses (income) and losses (gains), net primarily consisted of $2,465 of interest expense associated with the Term Loan and Notes.

For the six months ended June 30, 2021, other expenses (income) and losses (gains), net primarily consisted of a $4,700 accrual for a legal settlement and $3,520 of interest expense associated with the Term Loan and Notes. For the six months ended June 30, 2020, other expenses (income) and losses (gains), net primarily consisted of $5,325 of interest expense associated with the Term Loan and Notes.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 and 2020 was $33 and $17, respectively, and $57 and $34 for the six months ended June 30, 2021 and 2020, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had cash on hand of $60,548. Our primary sources of liquidity have recently been cash flow from operations and proceeds from the issuance of stock in fiscal 2020.

During the first half of 2021, we made investments in our business with numerous new market launches and the Delivery Dudes Acquisition, expanding our scope of delivery in multiple small and medium sized markets. The Delivery Dudes Acquisition included $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock. Additionally, pursuant to an amendment to the Credit Agreement, the Company made a $15,000 prepayment on the Term Loan on March 16, 2021.

TABLE_CONTENTS

The aggregate principal amount of outstanding long-term debt totaled $84,511 as of June 30, 2021, consisting of $35,007 for the Term Loan and $49,504 of Notes. As of June 30, 2021, the Company had $5,465 of outstanding short-term loans for insurance premium financing.

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

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, we have been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic (including those related to variants) on the economy and on our business, in particular, is difficult to assess or predict.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2020 Form 10-K and this quarterly report on Form 10-Q for the three months ended June 30, 2021.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$5,936	$18,961
Net cash used in investing activities	(17,419)	(1,963)
Net cash (used in) provided by financing activities	(12,675)	20,387

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $5,936, compared to $18,961 for the six months ended June 30, 2020. The decrease in cash flows from operating activities in the six months ended June 30, 2021 from the comparable 2020 period was primarily driven by a decrease in revenue and increased operations and support expenses, partially offset by changes in operating assets and liabilities. During the six months ended June 30, 2021, the net change in operating assets and liabilities increased net cash provided by operating activities by $2,179, primarily consisting of an increase in other current liabilities of $6,452, partially offset by a decrease in accrued payroll of $1,368, an increase in capitalized contract costs of $1,389 and an increase in prepaid expenses and other current assets of $1,008. During the six months ended June 30, 2020, the net change in operating assets and liabilities increased net cash provided by operating activities by $167.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities consisted primarily of $12,706 for the acquisition of a business and related intangible assets and $4,137 of costs for internally developed software. For the six months ended June 30, 2020, net cash used in investing activities consisted primarily of $1,335 of costs for internally developed software.

Cash Flows (Used in) Provided by Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities primarily consisted of a $14,472 principal prepayment on the Term Loan. Additionally, during the six months ended June 30, 2021, cash flows from financing activities included $5,209 of borrowings under a short-term loan for insurance premium financing and $2,471 of payments on short-term loans for insurance premium financing. For the six months ended June 30, 2020, net cash provided by financing activities included net proceeds from the issuance of common stock of $22,585 and $1,906 of proceeds from short-term loans for insurance premium financing, less $3,415 of payments on short-term loans for insurance premium financing.

TABLE_CONTENTS

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

•	inability to manage growth and meet demand;
•	inability to successfully improve the experience of restaurants and diners in a cost-effective manner;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	failure to pursue and successfully make additional acquisitions;
•	uncertainty of the successful closing of the transaction relating to the acquisition of the Cape Payment Companies and the timing of such closing;
•	failure to comply with covenants in the agreements governing our debt;
•	additional impairments of the carrying amounts of goodwill or other indefinite-lived assets;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	inability to successfully integrate and maintain acquired businesses;
•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	potential liability and expenses for existing and future legal claims, including claims that may exceed insurance coverage or are not insured against;
•	our use of open source software;
•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees, the magnitude of which increases if our independent contractor drivers were ever reclassified as employees; and
•	failure to maintain an effective system of disclosure controls and internal control over financial reporting.

TABLE_CONTENTS

Industry Risks

•	the highly competitive and fragmented nature of our industry;
•	dependence on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large;
•	general economic and business risks affecting our industry that are largely beyond our control;
•	the COVID-19 pandemic, or a similar public health threat that could significantly affect our business, financial condition and results of operations;
•	implementation of fee caps by jurisdictions in areas where we operate;
•	failure of restaurants in our networks to maintain their service levels;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•	federal and state laws and regulations regarding privacy, data protection, and other matters affecting our business;
•	the potential for increased misclassification claims following the change to the U.S. presidential administration; and
•	risks relating to our relationships with the independent contractor drivers, including shortages of available drivers and possible increases in driver compensation.

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

Interest Rate Risk

As of June 30, 2021, we had outstanding interest-bearing long-term debt totaling $84,511, consisting of the Term Loan in the amount of $35,007 and the Notes of $49,504. The interest rates under the Term Loan and Notes were reduced by 200 basis points for a one-year period, effective August 3, 2020, in connection with amendments to the loan agreements governing the Term Loan and Notes and a payment on the Term Loan. Although the interest rates decreased on August 3, 2020, we are not currently exposed to interest rate risk on our outstanding debt, as the new rates are fixed and revert back to the fixed rates in effect prior to the amendments. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of June 30, 2021.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2021, we are no longer an emerging growth company. Accordingly, for fiscal year 2021, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021, and in September 2020, the court ruled on various motions, certain of which ruled against defenses the Company had advanced. The Company recorded a $4 million reserve in connection with this lawsuit during the first quarter of 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company agreed, among other things, to pay the plaintiff $4.7 million in cash by July 1, 2021. As such, the Company recorded an incremental $0.7 million reserve in connection with the Settlement. The accrued legal settlement of $4.7 million is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2021. Included in other expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 is $0.7 million and $4.7 million, respectively, related to the accrued legal settlement.

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

In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court has heard oral argument on that motion, and has taken the motion under advisement. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.

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

During the Trump administration, the U.S. Department of Labor (“DOL”) relaxed enforcement of misclassification claims under the Fair Labor Standards Act (“FLSA”). Additionally, just before President Trump left office, the DOL issued a new, company-friendly independent contractor standard via regulation that was set to go into effect in March 2021. However, after President Biden took office, the DOL paused and ultimately rescinded implementation of the regulation in May 2021. The DOL has not yet proposed a substitute regulation, meaning that previous, more worker-friendly standard is still in effect. Some legal experts expect the DOL to issue additional

TABLE_CONTENTS

regulations or guidance proposing an even more worker-friendly standard, such as the “ABC” test that was implemented in California. Legal experts also expect the DOL under President Biden to become more aggressive in enforcing misclassification claims against companies, particularly in the gig economy space. The issuance of such additional regulations or guidance, or the increase in such DOL enforcement activity, could adversely affect our operations and profitability.

We are subject to a variety of risks relating to our relationships with the independent contractor drivers, including shortages of available drivers and possible increases in driver compensation.

In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe presented challenges in maintaining an appropriate level of driver supply at certain times and has required us to spend more to procure driver services in certain instances. Additional shortages of available drivers could require us to spend more to procure driver services and could create shortages at peak order times. Furthermore, we could face a challenge with having enough qualified drivers primarily due to intense market competition, which may subject us to increased payments for independent contractor driver rates that would negatively impact our profitability.

The COVID-19 pandemic, or a similar public health threat, could significantly affect our business, financial condition and results of operations.

Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the spread of certain COVID variants and cases rising in areas with low vaccination rates provide continued uncertainty as to the potential short and long-term impacts of the pandemic on the global economy and on the Company’s business, in particular. There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic, or a similar public health threat, adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2020 Form 10-K and this quarterly report on Form 10-Q for the three months ended June 30, 2021.

Our strategic initiative to change our corporate name and visual identity in a comprehensive rebrand may not be successful and may negatively impact our name recognition with customers and partners or otherwise impact our business.

In June 2021, we launched a strategic initiative to change our corporate name and visual identity in a comprehensive rebrand. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. We could be required to devote significant resources to advertising and marketing in order to increase awareness of the new brand and for the successful integration of our rebranding process. Furthermore, our rebranding initiative may negatively impact our name recognition with customers and partners, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On August 9, 2021, the Company and its wholly-owned subsidiary, Cape Payments, LLC, entered into three substantially identical agreements to acquire substantially all of the assets of each of Flow Payments LLC (“Flow”), Cape Cod Merchant Services LLC (“Cape Cod”) and ProMerchant LLC (“ProMerchant” and collectively with Flow and Cape Cod, the “Cape Payment Companies”). The agreements are collectively referred to herein as the “Cape Payment Agreements”. The Cape Payment Companies are engaged in the business of facilitating the entry into merchant agreements by and between retailers/merchants and payment processing solution providers and receive residual payments from the payment providers (not the merchants). The aggregate purchase price for the Cape Payment Companies will be $15 million (80% to be paid in cash and 20% to be paid through the issuance of unregistered shares of our common stock in an amount equal to $3 million divided by the volume weighted average price of our common stock over the five days prior to closing), subject to standard purchase price adjustments, plus an unsecured, contingent earn-out payable in March 2023 based on the amount that the 2022 residuals of the Cape Payment Companies exceed 125% of the 2021 residual revenue of the Cape Payment Companies (while we are not able to quantify such amount as of the date hereof, at closing we will estimate and reflect such contingent payment as a liability on our balance sheet). The Cape Payment Agreements contain

TABLE_CONTENTS

representations, warranties and covenants of the parties that are customary for similar transactions. Closing is subject to satisfaction of negotiated closing conditions (including, without limitation, the approval of the Company’s board of directors of the transactions as set forth in the Cape Payment Agreements) and deliverables for such similar transactions and is expected to occur, if at all, during the third quarter of 2021. The foregoing description of the Cape Payment Agreements and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Cape Payment Agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2021.

TABLE_CONTENTS

Item 6. Exhibits

Exhibit No.	Description

10.1	License, Release and Settlement Agreement, entered into as of June 22, 2021, by Waiter.com, Inc. and Waitr Holdings Inc. and Waitr Inc. (1)

10.2

Amended and Restated Employment Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 29, 2021).

10.3

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

Dated: August 9, 2021	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)