Form 10-Q
period 2021-09-30
Waitr Holdings Inc.
filed 2021-11-02
CIK 1653247

TABLE_CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of November 1, 2021 was 126,617,190.

TABLE_CONTENTS

TABLE_CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$43,502	$84,706
Accounts receivable, net	3,978	2,954
Capitalized contract costs, current	1,091	737
Prepaid expenses and other current assets	6,826	6,657
TOTAL CURRENT ASSETS	55,397	95,054
Property and equipment, net	4,362	3,503
Capitalized contract costs, noncurrent	3,138	2,429
Goodwill	130,592	106,734
Intangible assets, net	40,616	23,924
Operating lease right-of-use assets	4,743	—
Other noncurrent assets	1,106	588
TOTAL ASSETS	$239,954	$232,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$6,084	$4,382
Restaurant food liability	3,398	4,301
Accrued payroll	1,661	4,851
Short-term loans for insurance financing	2,331	2,726
Income tax payable	84	122
Operating lease liabilities	1,654	—
Other current liabilities	19,093	13,922
TOTAL CURRENT LIABILITIES	34,305	30,304
Long term debt - related party	81,671	94,218
Accrued medical contingency	53	16,987
Operating lease liabilities	3,395	—
Other noncurrent liabilities	2,733	2,627
TOTAL LIABILITIES	122,157	144,136
Commitments and contingent liabilities (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 126,616,410 and 111,259,037 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	11
Additional paid in capital	478,793	451,991
Accumulated deficit	(361,009)	(363,906)
TOTAL STOCKHOLDERS’ EQUITY	117,797	88,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,954	$232,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$43,448	$52,734	$143,545	$157,483
COSTS AND EXPENSES:
Operations and support	25,043	27,409	86,654	84,321
Sales and marketing	4,965	3,288	13,481	8,854
Research and development	1,310	820	3,163	3,457
General and administrative	10,843	11,380	33,534	32,252
Depreciation and amortization	3,070	2,103	8,952	6,242
Intangible and other asset impairments	186	—	186	29
Loss on disposal of assets	11	4	170	15
TOTAL COSTS AND EXPENSES	45,428	45,004	146,140	135,170
INCOME (LOSS) FROM OPERATIONS	(1,980)	7,730	(2,595)	22,313
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	1,751	2,117	5,333	7,521
Interest income	—	(14)	—	(95)
Other (income) expense	(16,006)	965	(10,907)	1,640
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,275	4,662	2,979	13,247
Income tax expense	25	18	82	52
NET INCOME FROM CONTINUING OPERATIONS	$12,250	$4,644	$2,897	$13,195
INCOME PER SHARE:
Basic	$0.10	$0.04	$0.02	$0.14
Diluted	$0.09	$0.04	$0.02	$0.13
Weighted average shares used to compute net income per share:
Weighted average common shares outstanding – basic	119,823,181	109,181,847	115,961,454	93,763,069
Weighted average common shares outstanding – diluted	130,167,296	123,785,750	128,279,820	102,519,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,897	$13,195
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense	1,948	5,126
Stock-based compensation	6,100	3,178
Loss on disposal of assets	170	15
Depreciation and amortization	8,952	6,242
Intangible and other asset impairments	186	29
Amortization of capitalized contract costs	686	327
Other non-cash income	—	(31)
Other	(93)	—
Changes in assets and liabilities:
Accounts receivable	583	(653)
Capitalized contract costs	(1,749)	(2,219)
Prepaid expenses and other current assets	16	3,732
Other noncurrent assets	(311)	—
Accounts payable	373	591
Restaurant food liability	(903)	(876)
Income tax payable	(38)	1
Accrued payroll	(3,389)	(3,037)
Accrued medical contingency	(16,933)	(363)
Accrued workers’ compensation liability	—	(102)
Other current liabilities	1,032	3,650
Other noncurrent liabilities	(102)	781
Net cash (used in) provided by operating activities	(575)	29,586
Cash flows from investing activities:
Purchases of property and equipment	(717)	(968)
Internally developed software	(6,432)	(2,387)
Acquisitions, net of cash acquired	(25,435)	(339)
Collections on notes receivable	—	51
Proceeds from sale of property and equipment	21	14
Net cash used in investing activities	(32,563)	(3,629)
Cash flows from financing activities:
Proceeds from issuance of stock	7,900	47,574
Payments on long-term loan	(14,472)	(22,594)
Borrowings under short-term loans for insurance financing	5,209	1,906
Payments on short-term loans for insurance financing	(5,605)	(4,336)
Payments on acquisition loans	(178)	—
Proceeds from exercise of stock options	12	40
Taxes paid related to net settlement on stock-based compensation	(932)	(728)
Net cash (used in) provided by financing activities	(8,066)	21,862
Net change in cash	(41,204)	47,819
Cash, beginning of period	84,706	29,317
Cash, end of period	$43,502	$77,136
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$—	$64
Cash paid during the period for interest	$3,385	$2,395
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$—	$12,024
Stock issued as consideration in acquisition	13,724	—
Noncash impact of operating lease assets upon adoption	5,833	—
Noncash impact of operating lease liabilities upon adoption	6,232	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944
Net income	—	—	—	12,250	12,250
Exercise of stock options and vesting of restricted stock units	667,207	1	3	—	4
Taxes paid related to net settlement on stock-based compensation	—	—	(115)	—	(115)
Stock-based compensation	—	—	1,635	—	1,635
Equity issued for acquisition	2,564,103	—	3,179	—	3,179
Issuance of common stock	6,683,823	1	7,899	—	7,900
Balances at September 30, 2021	126,616,410	$13	$478,793	$(361,009)	$117,797

Nine Months Ended September 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net income	—	—	—	2,897	2,897
Exercise of stock options and vesting of restricted stock units	2,518,780	1	11	—	12
Taxes paid related to net settlement on stock-based compensation	—	—	(932)	—	(932)
Stock-based compensation	—	—	6,100	—	6,100
Equity issued for acquisitions	6,154,770	—	13,724	—	13,724
Issuance of common stock	6,683,823	1	7,899	—	7,900
Balances at September 30, 2021	126,616,410	$13	$478,793	$(361,009)	$117,797

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

Additionally, Waitr is engaged in the business of facilitating the entry into merchant agreements by and between merchants and payment processing solution providers, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 3 – Business Combinations).

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency (as defined below);
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;

TABLE_CONTENTS

•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired, liabilities assumed and contingent consideration as part of a business combination.

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

Significant Accounting Policies

See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2021 related to leases. There have been no other material changes to our significant accounting policies described in the 2020 Form 10-K. See “Revenue” below for a description of our revenue recognition policy and “Contingent Consideration” for our policy on accounting for earnout provisions as part of a business combination.

Revenue

The Company generates revenue (“Transaction Fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees relating to our diner subscription program, revenue is recognized for the receipt of the monthly fee in the applicable month for which the delivery service applies to. Additionally, in connection with the acquisition of the Cape Payment Companies on August 25, 2021, the Company generates revenue by facilitating the entry into merchant agreements by and between merchants and payment processing solution providers. Revenue from such services primarily consists of residual payments received from payment processing solution providers, based on the volume of transactions a payment processing solution provider performs for the merchant. The Company also occasionally receives a bonus up-front fee from payment processing solution providers, paid at the time of a merchant’s initial transaction with a payment processing solution provider, based on a price specified in the agreement between the merchant and the payment processing solution provider. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction Fees	$41,411	$52,618	$140,138	$156,851
Setup and integration fees	—	23	8	437
Other	2,037	93	3,399	195
Total Revenue	$43,448	$52,734	$143,545	$157,483

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

Residual fees and bonus up-front fees were immaterial for the three and nine months ended September 30, 2021 and are included in other revenue in the table above. Residual fees represent revenue recognized from the Company’s offering of referral services, connecting a merchant with a payment processing service. The Company’s performance obligation in its contracts with payment processors is for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the number of transactions submitted by the merchant and processed by the payment processor. Accordingly, the total transaction price is variable. The performance obligation is satisfied when the payment processor finalizes the processing of a transaction through the payment system and transaction volume is available from the payment processor to the Company. Consistent with the recognition objective in ASC Topic 606, the variable consideration due to the Company for serving as the facilitator of the arrangement between the payment processor and merchant is recognized on a daily basis. The Company is the agent in these arrangements as it establishes the relationship between the payment processor and merchant, and thus, recognizes revenue on a net basis. The payment processor is considered the customer of the Company as no direct contract exists with between the merchant and the Company.

TABLE_CONTENTS

The Company records a receivable when it has an unconditional right to the consideration. The balance of accounts receivable, net was $3,978 and $2,954 as of September 30, 2021 and December 31, 2020, respectively, comprised primarily of receivables due from credit card processors, and at September 30, 2021, also comprised of residual commissions receivable.

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

Deferred costs related to obtaining contracts with restaurants were $3,000 and $2,424 as of September 30, 2021 and December 31, 2020, respectively, out of which $785 and $567, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $192 and $117 for the three months ended September 30, 2021 and 2020, respectively, and $514 and $264 for the nine months ended September 30, 2021 and 2020, respectively.

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

Deferred costs related to fulfilling contracts with restaurants were $1,229 and $742 as of September 30, 2021 and December 31, 2020, respectively, out of which $306 and $170, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $71 and $28 for the three months ended September 30, 2021 and 2020, respectively, and $172 and $63 for the nine months ended September 30, 2021 and 2020, respectively.

Contingent Consideration

The Company acquired the Cape Payment Companies on August 25, 2021 (see Note 3 – Business Combinations). Consideration for the acquisition included an earnout provision which provides for a one-time payment to the sellers, if the Cape Payment Companies exceed certain future revenue targets. The contingent consideration obligation for the earnout provision is valued at fair value as of the acquisition date, with subsequent changes in fair value evaluated at the end of each reporting period through the term of the earnout and recognized in earnings in other (income) expense in the unaudited condensed consolidated statement of operations. The contingent consideration obligation is included in other noncurrent liabilities in the unaudited condensed consolidated balance sheet.

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

TABLE_CONTENTS

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

Under ASU 2016-02, the Company recorded in the unaudited condensed consolidated balance sheet as of January 1, 2021, lease liabilities for operating leases entered into prior to December 31, 2020 of $4,993, representing the present value of its future operating lease payments, and corresponding right-of-use assets of $4,681, based upon the operating lease liabilities adjusted for deferred rent. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date, which is estimated to be 5.0%. The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment on retained earnings. See Note 9 – Commitments and Contingencies for additional details.

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

TABLE_CONTENTS

3.   Business Combinations

Cape Payment Companies Acquisition

On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”), pursuant to three substantially identical asset purchase agreements (collectively referred to herein as the “Cape Payment Agreements”). The Cape Payment Companies are engaged in the business of facilitating the entry into merchant agreements by and between merchants and payment processing solution providers and receive residual payments from the payment providers. The purchase price for the Cape Payment Companies consisted of $12,000 in cash, subject to certain purchase price adjustments, and 2,564,103 shares of the Company’s common stock valued at $1.24 per share (the closing price of the Company’s common stock on August 24, 2021). Additionally, the Cape Payment Agreements include an earnout provision which provided for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. The transactions contemplated by the Cape Payment Agreements are referred to herein as the “Cape Payment Acquisition.” The acquisition is part of the Company’s overall growth strategy, positioning the Company to offer a full suite of payment processing services to its current base of merchants. The following represents the preliminary estimated consideration for the Cape Payment Acquisition:

(in thousands, except per share amount)
Shares transferred at closing	2,564
Value per share	$1.24
Total share consideration	$3,179
Plus: cash transferred to Cape Payment Companies	12,000
Total estimated consideration at closing	15,179
Contingent consideration	1,686
Total estimated consideration	$16,865

The Cape Payment Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. Under the acquisition method of accounting, acquired assets and assumed liabilities are recorded based on their respective fair values on the acquisition date, with the excess of the consideration transferred in the acquisition over the fair value of the assets and liabilities acquired recorded as goodwill. The preliminary estimated fair value of assets acquired and liabilities assumed consists of the following (in thousands):

Cash and cash equivalents	$42
Accounts receivable	1,180
Prepaid expenses and other current assets	7
Intangible assets	6,850
Other noncurrent assets	17
Accrued expenses and other current liabilities	(746)
Total assets acquired, net of liabilities assumed	7,350
Goodwill	9,515
Total estimated consideration	$16,865

The Company engaged a third-party specialist to assist management in estimating the fair value of the assets and liabilities and the contingent consideration for the earnout provision. Goodwill is attributable to the future anticipated economic benefits from combining operations of the Company and the Cape Payment Companies, including future growth in the payment processing arena, future customer relationships and the workforce in place. All of the goodwill is expected to be deductible for U.S. federal tax purposes. While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the calculation of the purchase price adjustments pursuant to the Cape Payment Agreements, which could affect the final fair value analysis. The Company anticipates finalizing the determination of the fair values by the end of 2021.

The following table sets forth the components of estimated identifiable intangible assets acquired from the Cape Payment Companies and their estimated useful lives as of the acquisition date:

	Amortizable Life (in years)	Value (in thousands)
Customer relationships	7.5	$6,500
Trade name	3.0	350
Total		$6,850

TABLE_CONTENTS

The acquired identifiable intangible assets are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are consumed. The acquired customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with economic rents of supporting the existing customer relationships. The acquired trade name was valued using the income approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade name in the form of royalty payments that would be paid to the owner of the trade name in return for the rights to use the trade name. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation. See Note 12 – Fair Value Measurements for details of the valuation method used in estimating the fair value of the earnout provision as of acquisition date.

The results of operations of the Cape Payment Companies are included in our condensed consolidated financial statements beginning on the acquisition date, August 25, 2021, and were immaterial. Pro forma results were immaterial to the Company.

Delivery Dudes Acquisition

On March 11, 2021, the Company completed the acquisition of certain assets and properties from Dude Holdings LLC (“Delivery Dudes”), a third-party delivery business primarily serving the South Florida market, for $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock valued at $2.96 per share (the closing price of the Company’s common stock on March 11, 2021) (the “Delivery Dudes Acquisition”). In the three months ended June 30, 2021, the Company adjusted the per share fair value of the stock consideration from $3.23 (the average volume weighted average price of the Company’s common stock for the five consecutive trading days prior to March 9, 2021), down to the closing price of $2.96, resulting in a reduction of total consideration of $955 to $22,045. The acquisition expands the Company’s market presence in the on-demand delivery service sector. The following represents the purchase consideration:

(in thousands, except per share amount)
Shares transferred at closing	3,562
Value per share	$2.96
Total share consideration	$10,545
Plus: cash transferred to Delivery Dudes members	11,500
Total consideration	$22,045

The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. The fair value of assets acquired and liabilities assumed consists of the following (in thousands):

Cash and cash equivalents	$573
Accounts receivable	330
Prepaid expenses and other current assets	130
Intangible assets	7,700
Other noncurrent assets	33
Accrued expenses and other current liabilities	(1,035)
Other noncurrent liabilities	(29)
Total assets acquired, net of liabilities assumed	7,702
Goodwill	14,343
Total consideration	$22,045

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

TABLE_CONTENTS

The following table sets forth the components of identifiable intangible assets acquired from Delivery Dudes and their estimated useful lives as of the acquisition date:

	Amortizable Life (in years)	Value (in thousands)
Customer relationships	7.5	$4,700
Franchise relationships	1.0	250
Trade name	3.0	800
Developed technology	2.0	1,900
In-process research and development	2.0	50
Total		$7,700

The acquired identifiable intangible assets are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are consumed. The acquired customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with economic rents of supporting the existing customer relationships. The franchise relationships were also valued using the multi-period excess earnings method. The acquired trade name was valued using the income approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade name in the form of royalty payments that would be paid to the owner of the trade name in return for the rights to use the trade name. Developed technology was valued based on the cost approach, specifically the “with & without” methodology which considers the direct replacement and opportunity costs associated with the underlying technology, and in-process research and development assets were valued using the replacement cost method. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation.

The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net loss of Delivery Dudes included in the unaudited condensed consolidated statement of operations in the three months ended September 30, 2021 totaled approximately $2,941 and $848, respectively, and in the nine months ended September 30, 2021 totaled approximately $6,841 and $1,450, respectively.

The Company subsequently acquired the assets of six Delivery Dudes franchisees during the six months ended September 30, 2021 for total consideration of approximately $2,464, including $2,431 in cash. The asset acquisitions were accounted for under the acquisition method with the purchase consideration allocated to customer relationships. The customer relationship assets are amortized on a straight-line basis over 7.5 years, which reflects the pattern in which the economic benefits of the acquired assets are consumed. The results of operations of the acquired franchisees are included in our condensed consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were deemed immaterial to the Company.

Additional Information

In connection with the Delivery Dudes Acquisition and Cape Payment Acquisition, the Company incurred direct and incremental costs of $171 and $840 during the three and nine months ended September 30, 2021, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such periods

Pro-Forma Financial Information (Unaudited)

Supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2020 are included in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	$43,448	$55,622	$146,021	$165,405
Net income	$12,250	$4,942	$3,261	$13,844

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

TABLE_CONTENTS

4.   Accounts Receivable, Net

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Credit card receivables	$2,501	$3,013
Residual commissions receivable	1,384	—
Receivables from restaurants and customers	378	334
Accounts receivable	$4,263	$3,347
Less: allowance for doubtful accounts and chargebacks	(285)	(393)
Accounts receivable, net	$3,978	$2,954

5.   Intangibles Assets and Goodwill

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company has determined that the Waitr trademark intangible asset is an indefinite-lived asset and therefore is not subject to amortization but is evaluated annually for impairment. The Bite Squad, Delivery Dudes and Cape Payment Companies trade name intangible assets, however, are being amortized over their estimated useful lives.

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$33,687	$(8,523)	$(12,011)	$13,153
Trademarks/Trade name/Patents	6,555	(5,042)	—	1,513
Customer Relationships	96,509	(13,181)	(57,378)	25,950
Total	$136,751	$(26,746)	$(69,389)	$40,616

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Software	$25,204	$(6,099)	$(11,825)	$7,280
Trademarks/Trade name/Patents	5,405	(3,526)	—	1,879
Customer Relationships	82,845	(10,702)	(57,378)	14,765
Total	$113,454	$(20,327)	$(69,203)	$23,924

During the nine months ended September 30, 2021, the Company acquired intangible assets in connection with the Delivery Dudes Acquisition and the Cape Payment Acquisition (see Note 3 – Business Combinations). Additionally, during the nine months ended September 30, 2021, the Company capitalized approximately $6,432 of software costs related to the development of the Platforms, with an estimated useful life of three years.

The Company recorded amortization expense of $2,354 and $1,581 for the three months ended September 30, 2021 and 2020, respectively, and $6,419 and $4,683 for the nine months ended September 30, 2021 and 2020, respectively. Estimated future amortization expense of intangible assets as of September 30, 2021 is as follows (in thousands):

Amortization
The remainder of 2021	$2,072
2022	11,322
2023	9,076
2024	6,904
2025	4,526
Thereafter	6,711
Total future amortization	$40,611

TABLE_CONTENTS

Goodwill

The change in the Company’s goodwill balance is as follows for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Balance, beginning of period	$106,734	$106,734
Acquisitions during the period	23,858	—
Balance, end of period	$130,592	$106,734

The Company recorded $23,858 of goodwill during the nine months ended September 30, 2021, including $14,343 associated with the Delivery Dudes Acquisition and $9,515 associated with the Cape Payment Acquisition (see Note 3 – Business Combinations).

6.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued insurance expenses	$4,443	$3,392
Accrued estimated workers' compensation expenses	829	1,725
Accrued medical contingency	370	448
Accrued sales tax payable	230	418
Accrued cash incentives	2,747	60
Other accrued expenses	4,081	4,001
Unclaimed property	2,123	1,679
Other current liabilities	4,270	2,199
Total other current liabilities	$19,093	$13,922

7.   Debt

The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate	Effective
	Range in 2020	Interest Rate at		September 30,	December 31,
	through 3Q21	September 30, 2021	Maturity	2021	2020
Term Loan	5.125% - 7.125%	10.62%	November 2023	$35,007	$49,479
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	49,504
				$84,511	$98,983
Less: unamortized debt issuance costs on Term Loan				(2,351)	(3,541)
Less: unamortized debt issuance costs on Notes				(489)	(1,224)
Long term debt - related party				$81,671	$94,218

Short-term loan for insurance financing	3.99%	n/a	March 2022	2,331	2,726
Total outstanding debt				$84,002	$96,944

Interest expense related to the Company’s outstanding debt totaled $1,751 and $2,117 for the three months ended September 30, 2021 and 2020, respectively, and $5,333 and $7,521 for the nine months ended September 30, 2021 and 2020, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs. See Note 14 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.

Term Loan

The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are currently exercisable for 497,507 shares of the Company’s common stock (see Note 11 – Stockholders’ Equity). In March 2021, the Company made a $15,000 prepayment on the Term Loan pursuant to an amendment to the Credit

TABLE_CONTENTS

Agreement and an amendment to the Convertible Notes Agreement (defined below under Notes). The amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for the Term Loan that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively.

Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of each of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. We believe that we were in compliance with all covenants under the Credit Agreement as of September 30, 2021.

Notes

Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”.

Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for certain issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are currently convertible at the holder’s election into shares of the Company’s common stock at a rate of $10.05 per share.

The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). We believe that we were in compliance with all covenants under the Convertible Notes Agreement as of September 30, 2021.

Short-Term Loan

The Company has an outstanding short-term loan as of September 30, 2021 for the purpose of financing a portion of an annual insurance premium obligation. The loan is payable in monthly installments until maturity.

8.   Income Taxes

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $25 and $18 for the three months ended September 30, 2021 and 2020, respectively, and $82 and $52 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2021 and December 31, 2020 as the Company has generated net operating losses prior to the second quarter of 2020 and in the first and second quarters of 2021, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.

As of September 30, 2021, the Company recognized $1,334 in employer payroll tax deferrals under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which 50% will be paid in 2021 and 50% will be paid in 2022. These amounts are reflected in other current and non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

9.   Commitments and Contingent Liabilities

Leases

As of September 30, 2021, the Company had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that generally increase on an annual basis. The Company does not have any finance leases. The Company recognizes expense for leases on a straight-line basis over the lease term, which the Company generally expects to be the non-cancellable period of the lease. As of September 30, 2021, the Company recognized on its unaudited condensed consolidated balance sheet operating right-of-use assets of $4,743 and current and noncurrent operating lease liabilities of $1,654 and $3,395, respectively. Operating lease costs recognized in

TABLE_CONTENTS

the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 totaled $463 and $1,317, respectively.

The following table presents supplemental cash flow information and the weighted-average lease term and discount rate for the Company’s operating leases for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Cash paid for operating lease liabilities (in thousands)	$1,184
Weighted-average remaining lease term (years)	3.9
Weighted-average discount rate	5.0%

As of September 30, 2021, the future minimum lease payments required under non-cancelable operating leases were as follows (in thousands):

Amount
The remainder of 2021	$504
2022	1,810
2023	1,148
2024	831
2025	803
Thereafter	535
Total future lease payments	$5,631
Less: imputed interest	(582)
Present value of operating lease liabilities	$5,049

Medical Contingency Claim

During the three months ended September 30, 2020, the Company identified and corrected an immaterial error related to the understatement of an accrued medical contingency (the “Medical Contingency”). The Company became liable for the claim due to the insolvency of a previous workers compensation insurer. The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon qualitative aspects of the error. The Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the accrued liability recorded at December 31, 2018 for the claim was understated by approximately $17,505, which resulted in additional expense for the year ended December 31, 2018 of $17,505. As of December 31, 2020, the long-term portion of the estimated Medical Contingency claim totaled $16,987 and is included in the unaudited condensed consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $448 as of December 31, 2020 and is included in other current liabilities.

The death of the individual in August 2021 associated with the Medical Contingency was new information the Company deemed a change in accounting estimate for the total liability. The total estimated loss exposure was determined to be $423 as of September 30, 2021, consisting primarily of remaining medical expenses and dependent death benefits. The long-term portion of the estimated Medical Contingency totaled $53 and is included in the unaudited condensed consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $370 as of September 30, 2021 and is included in other current liabilities. Included in other income in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 is $16,715 related to the change in estimate of the Medical Contingency.

Workers Compensation and Auto Policy Claims

We establish a liability under our workers’ compensation and auto insurance policies for claims incurred and an estimate for claims incurred but not yet reported. As of September 30, 2021 and December 31, 2020, $4,523 and $4,697, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheet in other current liabilities.

Legal Matters

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to

TABLE_CONTENTS

discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. The Settlement payment is included in other expense in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify.  An initial mediation session is scheduled for mid-November 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr continues to vigorously defend the suit.

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

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, allegations of infringement, misappropriation and other violations of intellectual property or other rights, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims or damages awarded for any such claim that exceeds coverage.

10.   Stock-Based Awards and Cash-Based Awards

In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of September 30, 2021, there were 5,008,194 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $1,635 and $1,728 for the three months ended September 30, 2021 and 2020, respectively, and $6,100 and $3,178 for the nine months ended September 30, 2021 and 2020, respectively.

Stock-Based Awards

Stock Options

During the three months ended March 31, 2021, 500,000 stock options were granted under the 2018 Incentive Plan, with an aggregate grant date fair value of $1,095 and a weighted average exercise price of $2.78. Such stock options were subsequently forfeited during the three months ended September 30, 2021. On January 3, 2020, 9,572,397 stock options were granted under the 2018 Incentive Plan to the Company’s chief executive officer (the “Grimstad Option”), with an aggregate grant date fair value of $2,297. The exercise price of the options is $0.37, and the options vest 50% on each of the first two anniversaries of the grant date. The options have a five-year exercise term.

The fair value of each stock option grant during the nine months ended September 30, 2021 and 2020 was estimated as of the grant date using an option-pricing model with the assumptions included in the table below. Expected volatility for stock options is

TABLE_CONTENTS

estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies.

	2021	2020
Weighted-average fair value at grant	$2.19	$0.24
Risk free interest rate	0.46%	1.54%
Expected volatility	131.4%	100.6%
Expected option life (years)	3.59	3.25

The Company recognized compensation expense for stock options of $258 and $361 for the three months ended September 30, 2021 and 2020, respectively, and $950 and $1,099 for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested stock options as of September 30, 2021 totaled $314, with a weighted average remaining vesting period of approximately 0.3 years.

The stock option activity under the Company’s incentive plans during the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,753,257	$0.43	$0.33	445,721	$3.66	$5.04
Granted	500,000	2.78	2.19	9,572,397	0.37	0.24
Exercised	(12,012)	0.92	4.36	(56,814)	0.69	3.60
Forfeited	(524,830)	2.95	2.32	(99,657)	5.70	5.72
Expired	(34,151)	7.19	5.10	(94,511)	2.96	5.48
Balance, end of period	9,682,264	$0.39	$0.29	9,767,136	$0.44	$0.33

Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,682,264	4,892,673	9,753,257	132,846
Weighted-average remaining contractual term (years)	3.29	3.32	4.07	6.82
Weighted-average exercise price	$0.39	$0.41	$0.43	$3.20
Aggregate Intrinsic Value (in thousands)	$4,936	$2,469	$23,285	$178

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $1 and $8 during the three months ended September 30, 2021 and 2020, respectively, and $21 and $49 during the nine months ended September 30, 2021 and 2020, respectively. Upon exercise, the Company issued new common stock.

Restricted Stock

The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

Performance-Based Awards

As of September 30, 2021, there were 3,159,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan, including 3,134,325 RSUs granted to the Company’s chief executive officer in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his

TABLE_CONTENTS

employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Awards with Time-Based Vesting

During the nine months ended September 30, 2021, a total of 7,885,960 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan (with an aggregate grant fair value of value of $16,683). Included in such grants were 600,960 RSUs granted to non-employee directors vesting upon the earlier of June 15, 2022 and the date of the 2022 annual meeting of the Company’s stockholders and 3,785,000 RSUs granted to employees and consultants vesting primarily over three years. The RSU grants vest in various manners in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control. Also included in such grants was an award of 3,500,000 RSUs granted (the “Grimstad 2021 RSU Grant”) to Mr. Grimstad, with an aggregate grant date fair value of $8,960, in connection with an extension of his employment agreement through January 2025. The Grimstad 2021 RSU Grant will vest in three equal installments on the first, second and third anniversaries of January 3, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr.Grimstad’s continued employment through the closing of such change of control or in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct.

The Company recognized compensation expense for restricted stock of $1,377 and $1,367 during the three months ended September 30, 2021 and 2020, respectively, and $5,150 and $2,079 during the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of September 30, 2021 totaled $16,893, with a weighted average remaining vesting period of approximately 2.68 years. The total fair value of restricted shares that vested during the three months ended September 30, 2021 and 2020 was $1,219 and $177, respectively, and during the nine months ended September 30, 2021 and 2020 was $6,605 and $1,330, respectively.

The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	4,558,603	$2.23	1.71	3,182,639	$1.42	2.16
Granted	7,885,960	2.12		4,227,501	2.27
Shares vested	(2,840,230)	2.22		(588,054)	1.94
Forfeitures	(671,592)	2.25		(1,903,984)	1.45
Nonvested, end of period	8,932,741	$2.13	2.68	4,918,102	$2.08	1.74

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

11.   Stockholders’ Equity

Common Stock

TABLE_CONTENTS

At September 30, 2021 and December 31, 2020, there were 249,000,000 shares of common stock authorized and 126,616,410 and 111,259,037 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of September 30, 2021 or December 31, 2020. The Company’s common stockholders are entitled to one vote per share.

At-the-Market Offering

On August 30, 2021, the Company entered into a second amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may offer and sell, from time to time at its sole discretion through Jefferies as its sales agent, shares of its common stock, having an aggregate offering price of up to $30,000. The issuance and sale of shares by the Company under the agreement are pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. During the three months ended September 30, 2021, the Company sold 6,683,823 shares of common stock under the ATM Program at an average price of $1.20 per share, for gross proceeds of $8,035. Net proceeds, after deducting sales commissions, totaled $7,900.

Preferred Stock

At September 30, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of September 30, 2021 or December 31, 2020.

Notes

The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $10.05 per share. See Note 7 – Debt for additional information regarding the Notes.

Warrants

In November 2018, the Company issued to Luxor Capital warrants which are currently exercisable for 497,507 shares of the Company’s common stock with a current exercise price of $10.05 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for certain issuances of additional shares. Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.

12.   Fair Value Measurements

Medical Contingency

At December 31, 2020, the Company had an outstanding medical contingency claim which was measured at fair value on a recurring basis (see Note 9 – Commitments and Contingencies). The long-term portion of the liability for such claim is included in the unaudited condensed consolidated balance sheets under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim was measured at fair value using a method that incorporated life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement included factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows were discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.

TABLE_CONTENTS

During the three months ended September 30, 2021, as a result of the death of the individual associated with the Medical Contingency, there was a change in accounting estimate of the total outstanding liability. The estimated loss exposure was updated to reflect the liability for remaining unpaid medical expenses and dependent death benefits, totaling $423 as of September 30, 2021. The change in estimate of the Medical Contingency was recognized as other income in the unaudited condensed consolidated statement of operations and totaled $16,715 for the three and nine month ended September 30, 2021.

The medical contingency claim analysis represents a Level 3 measurement at December 31, 2020 as it was based on unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimate. The inputs used in the measurement, particularly life expectancy and projected medical costs, were sensitive inputs to the measurement and changes to either could have resulted in significantly higher or lower fair value measurements. The Company engaged third-party actuaries to assist in estimating the fair value, including future comprehensive medical care costs by utilizing historical transactional data regarding the claim. These inputs required significant judgments and estimates at the time of the valuation. The analysis used in the measurement of the remaining reserve for the medical contingency at September 30, 2021 reflects the Company’s assumptions regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and is a Level 3 measurement.

Contingent Consideration

The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Contingent consideration relates to the earnout provision in the Company’s acquisition of the Cape Payment Companies in August 2021 and the future contingent payment based on the achievement of certain revenue targets (see Note 3 – Business Combinations). Expected volatility is based on a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the earnout provision at the date of valuation. The fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation. The Company engaged a third-party specialist to assist management in estimating the fair value of the contingent consideration obligation.

Summary by Fair Value Hierarchy

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,686	1,686
Total liabilities measured and recorded at fair value	$—	$—	$2,109	$2,109

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,435	$17,435
Contingent consideration	—	—	—	—
Total liabilities measured and recorded at fair value	$—	$—	$17,435	$17,435

The Company had no assets required to be measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020. Adjustments to the accrued medical contingency and contingent consideration are recognized in other expense (income) on the condensed consolidated statement of operations. There have been no transfers between levels during the periods presented in the accompanying condensed consolidated financial statements. The following table presents a reconciliation of the accrued medical contingency liability classified as a Level 3 financial instrument for the periods indicated (in thousands):

	Medical Contingency
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$17,182	$17,767	$17,435	$17,883
Increases/additions	—	—	84	—
Reductions/settlements	(16,759)	(262)	(17,096)	(378)
Balance, end of the period	$423	$17,505	$423	$17,505

TABLE_CONTENTS

The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the three and nine months ended September 30, 2021 (in thousands):

Contingent Consideration
Balance, beginning of the period	$—
Increases/additions	1,686
Reductions/settlements	—
Balance, end of the period	$1,686

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions (see Note 3 – Business Combinations).

13.   Earnings Per Share Attributable to Common Stockholders

The calculation of basic and diluted income per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic income per share:
Net income attributable to common stockholders - basic	$12,250	$4,644	$2,897	$13,195
Weighted average number of shares outstanding	119,823,181	109,181,847	115,961,454	93,763,069
Basic income per common share	$0.10	$0.04	$0.02	$0.14

Diluted income per share:
Net income attributable to common stockholders - diluted	$12,250	$4,644	$2,897	$13,195
Weighted average number of shares outstanding	119,823,181	109,181,847	115,961,454	93,763,069
Effect of dilutive securities:
Stock options	6,733,754	8,433,152	7,604,969	5,107,989
Restricted stock units	3,610,361	6,170,751	4,713,397	3,648,396
Warrants	—	—	—	—
Weighted average diluted shares	130,167,296	123,785,750	128,279,820	102,519,454
Diluted income per common share	$0.09	$0.04	$0.02	$0.13

The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 7 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 4,925,783 and 4,714,678 shares, respectively, of the Company’s common stock at September 30, 2021 and 2020. During the three and nine months ended September 30, 2021 and 2020, the Company’s weighted average common stock price was below the Notes conversion price for such periods. Accordingly, the shares were not considered in the dilutive earnings per share calculation.

Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Antidilutive shares underlying stock-based awards:
Stock options	19,800	70,045	19,800	70,045
Restricted stock units	6,838,412	34,974	6,838,412	34,974
Warrants (1)	497,507	476,185	497,507	476,185

(1)	Includes the Debt Warrants as of September 30, 2021 and 2020. See Note 11 – Stockholders’ Equity for additional details.

TABLE_CONTENTS

14.   Related-Party Transactions

In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, Luxor Capital was issued warrants to purchase shares of the Company’s common stock (see Note 11 – Stockholders’ Equity). On each of May 21, 2019, July 15, 2020 and March 9, 2021, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.

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

Overview

Waitr operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate. Our business has been built with a restaurant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. These merchants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.

On March 11, 2021, we completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market. On August 25, 2021, we completed the acquisition of the Cape Payment Companies, which are in the business of facilitating the entry into merchant agreements by and between merchants and payment processing solution providers. See “Liquidity and Capital Resources” and Part I, Item 1, Note 3 – Business Combinations for additional details on the Company’s 2021 acquisitions.

We expanded the Company’s market presence in the on-demand delivery service sector during the six months ended June 30, 2021 through the acquisition of Delivery Dudes and the launch of new markets in numerous cities and towns and added a variety of national brands to the Platforms. While we continue to strengthen our market presence in the on-demand delivery sector, we are also focused on further supplementing our offerings and diversifying the Company beyond third-party food delivery. Our acquisition of the Cape Payment Companies during the three months ended September 30, 2021 was an important step in pursuing our overall growth strategy, positioning the Company to offer a full suite of payment processing services to its current base of restaurants and other future merchants. Additionally, we are continuing to make progress on our comprehensive rebranding initiative to change our corporate name and visual identity, with the goal of better unifying our current and future service offerings.

At September 30, 2021, we had over 25,000 restaurants, in over 1,000 cities, on the Platforms. Average Daily Orders for the three months ended September 30, 2021 and 2020 were approximately 30,563 and 39,880, respectively, and revenue was $43,448 and $52,734, respectively. For the nine months ended September 30, 2021 and 2020, Average Daily Orders were 35,565 and 40,563, respectively, and revenue was $143,545 and $157,483, respectively.

Impact of COVID-19 on our Business

We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on order volumes during such period. However, we also believe the stimulus payments resulted in increased driver labor costs as we were faced with challenges in maintaining an appropriate level of driver supply. During the second and third quarters of 2021, we believe the impact of the stimulus payments on our order volumes began to decrease.

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

To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2020 Form 10-K and this quarterly report on Form 10-Q for the three months ended September 30, 2021. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.

TABLE_CONTENTS

Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. Significant estimates and judgements relied upon in preparing these condensed consolidated financial statements affect the following items:

•	incurred loss estimates under our insurance policies with large deductibles or retention levels;
•	loss exposure related to claims such as the Medical Contingency;
•	income taxes;
•	useful lives of tangible and intangible assets;
•	equity compensation;
•	contingencies;
•	goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•	fair value of assets acquired, liabilities assumed and contingent consideration as part of a business combination.

Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2020 Form 10-K.

New Accounting Pronouncements and Pending Accounting Standards

See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the nine months ended September 30, 2021. Also described in Note 2 are pending standards and their estimated effect on our unaudited condensed consolidated financial statements.

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

Factors Affecting the Comparability of Our Results of Operations

2021 Acquisitions.   The Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805, and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) has been recorded as goodwill on our unaudited condensed consolidated balance sheet as of September 30, 2021. The results of operations of Delivery Dudes and Cape Payment Companies are included in our unaudited condensed consolidated financial statements beginning on the acquisition dates, March 11, 2021 and August 25, 2021, respectively.

In connection with the acquisitions, we incurred direct and incremental costs during the three and nine months ended September 30, 2021 of approximately $171 and $840, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the unaudited condensed consolidated statement of operations in such periods.

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

TABLE_CONTENTS

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

Acquisition Pipeline.   We continue to maintain and evaluate an active pipeline of potential acquisition targets and may pursue acquisitions in the future, both in the restaurant delivery space as well as other verticals, such as payments. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics(1)	2021	2020	2021	2020
Active Diners (as of period end)	1,769,999	2,005,760	1,769,999	2,005,760
Average Daily Orders	30,563	39,880	35,565	40,563
Gross Food Sales (dollars in thousands)	$128,534	$153,532	$433,553	$462,089
Average Order Size (in dollars)	$45.71	$41.85	$44.65	$41.58
(1)	The key business metrics include the operations of Delivery Dudes beginning on the acquisition date, March 11, 2021.

TABLE_CONTENTS

Basis of Presentation

Revenue

We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Transaction Fees. Additionally, effective August 25, 2021, we generate revenue by facilitating the entry into merchant agreements by and between merchants and payment processing solution providers.

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

Other Expenses (Income) and Losses (Gains), Net.  Other expenses (income) and losses (gains), net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including the change in estimate for the Medical Contingency.

Results of Operations

The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

TABLE_CONTENTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages(1))	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenue	$43,448	100%	$52,734	100%	$143,545	100%	$157,483	100%
Costs and expenses:
Operations and support	25,043	58%	27,409	52%	86,654	60%	84,321	54%
Sales and marketing	4,965	11%	3,288	6%	13,481	9%	8,854	6%
Research and development	1,310	3%	820	2%	3,163	2%	3,457	2%
General and administrative	10,843	25%	11,380	22%	33,534	23%	32,252	20%
Depreciation and amortization	3,070	7%	2,103	4%	8,952	6%	6,242	4%
Intangible and other asset impairments	186	0%	—	0%	186	0%	29	0%
Loss on disposal of assets	11	0%	4	0%	170	0%	15	0%
Total costs and expenses	45,428	105%	45,004	85%	146,140	102%	135,170	86%
Income (loss) from operations	(1,980)	(5%)	7,730	15%	(2,595)	(2%)	22,313	14%
Other expenses (income) and losses (gains), net:
Interest expense	1,751	4%	2,117	4%	5,333	4%	7,521	5%
Interest income	—	0%	(14)	0%	—	0%	(95)	0%
Other (income) expense	(16,006)	(37%)	965	2%	(10,907)	(8%)	1,640	1%
Net income before income taxes	12,275	28%	4,662	9%	2,979	2%	13,247	8%
Income tax expense	25	0%	18	0%	82	0%	52	0%
Net income	$12,250	28%	$4,644	9%	$2,897	2%	$13,195	8%

________________

(1)	Percentages may not foot due to rounding.

The following section includes a discussion of our results of operations for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020. The results of operations of Delivery Dudes and Cape Payment Companies are included in our unaudited condensed consolidated financial statements beginning on the acquisition dates of March 11, 2021 and August 25, 2021, respectively (see Part I, Item 1, Note 3 – Business Combinations).

Revenue

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$43,448	$52,734	(18%)	$143,545	$157,483	(9%)

Revenue decreased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily as a result of decreased order volumes. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in such periods as well as revenue from the Cape Payment Companies and Delivery Dudes acquisitions, beginning on their respective acquisition dates. The Average Order Size was $45.71 for the three months ended September 30, 2021, compared to $41.85 for the three months ended September 30, 2020, an improvement of 9%. The Average Order Size increased to $44.65 for the nine months ended September 30, 2021, from $41.58 for the nine months ended September 30, 2020, an improvement of 7%.

Operations and Support

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Operations and support	$25,043	$27,409	(9%)	$86,654	$84,321	3%
As a percentage of revenue	58%	52%		60%	54%

Operations and support expenses decreased in dollar terms in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower driver operations costs. During the nine months ended September 30, 2021, operations and support expenses increased slightly from the nine months ended September 30, 2020, primarily due to the Company opening more markets and serving more markets in the 2021 period as compared to 2020 as well as the inclusion of the Delivery Dudes operations in our consolidated results. As a percentage of revenue, operations and support expenses were higher in the three and nine months ended September 30, 2021 compared to the 2020 periods as we strategically invested in our customer, driver and restaurant support operations.

TABLE_CONTENTS

Sales and Marketing

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$4,965	$3,288	51%	$13,481	$8,854	52%
As a percentage of revenue	11%	6%		9%	6%

Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily attributable to increased digital advertising as we further invested in market expansion as well as solidifying our presence in existing territories. Additionally, sales and marketing expense during the three months ended September 30, 2021 includes referral agent commission expense related to the Cape Payment Companies acquisition.

Research and Development

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$1,310	$820	60%	$3,163	$3,457	(9%)
As a percentage of revenue	3%	2%		2%	2%

Research and development expense increased in dollar terms in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the hiring of product and engineering personnel to further refine our Platforms. During the nine months ended September 30, 2021, research and development expense decreased in dollar terms compared to the nine months ended September 30, 2020, primarily due to the capitalization of increased software development costs as further product features and functionality were incorporated into the Platforms. Research and development expense as a percentage of revenue remained relatively flat for the three and nine months ended September 30, 2021 in relation to the comparable 2020 periods.

General and Administrative

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$10,843	$11,380	(5%)	$33,534	$32,252	4%
As a percentage of revenue	25%	22%		23%	20%

General and administrative expense decreased in dollar terms in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to decreased insurance expense, partially offset by increased recruiting costs. During the nine months ended September 30, 2021, general and administrative expense increased in dollar terms compared to the nine months ended September 30, 2020, primarily due to increased stock-based compensation expense and recruiting costs, partially offset by decreased insurance expense and payroll processing fees. As a percentage of revenue, general and administrative expenses increased slightly in the 2021 periods compared to the 2020 periods.

Depreciation and Amortization

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$3,070	$2,103	46%	$8,952	$6,242	43%
As a percentage of revenue	7%	4%		6%	4%

Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Companies Acquisition.

TABLE_CONTENTS

Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Other expenses (income) and losses (gains), net	$(14,255)	$3,068	N/A	$(5,574)	$9,066	N/A
As a percentage of revenue	-33%	6%		-4%	6%

Other expenses (income) and losses (gains), net for the three months ended September 30, 2021 primarily consisted of $16,715 of income related to a change in estimate of the Medical Contingency (see Note 9 – Commitments and Contingent Liabilities) and $1,694 of interest expense associated with the Term Loan and Notes. For the three months ended September 30, 2020, other expenses (income) and losses (gains), net primarily consisted of $2,088 of interest expense associated with the Term Loan and Notes and a $1,023 stock-based compensation expense accrual related to a legal contingency.

For the nine months ended September 30, 2021, other expenses (income) and losses (gains), net primarily consisted of $16,715 of income from the change in estimate of the Medical Contingency, $4,700 of other expense for a legal settlement and $5,214 of interest expense associated with the Term Loan and Notes. For the nine months ended September 30, 2020, other expenses (income) and losses (gains), net primarily consisted of $7,413 of interest expense associated with the Term Loan and Notes. Interest expense decreased in 2021 primarily due to a reduction in outstanding debt, as well as a reduction of the interest rates by 200 basis points on the Term Loan and Notes for a one-year period beginning on August 3, 2020, in connection with amendments to the loan agreements governing the Term Loan and Notes. Effective August 3, 2021, the interest rates reverted back to the rates in effect prior to the amendments.

Income Tax Expense

Income tax expense for the three months ended September 30, 2021 and 2020 was $25 and $18, respectively, and $82 and $52 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had cash on hand of $43,502. Our primary sources of liquidity have recently been cash flow from operations and proceeds from the issuance of stock in fiscal 2021 and 2020.

During the nine months ended September 30, 2021, we made investments in our business with numerous new market launches and the Delivery Dudes Acquisition, expanding our scope of delivery in multiple small and medium sized markets. Additionally, in August 2021, we acquired the Cape Payment Companies, a key step in pursuing our overall growth strategy to offer a full suite of payment processing services to our current base of merchants. The Delivery Dudes Acquisition included $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock. The Cape Payment Acquisition included $12,000 in cash, subject to certain purchase price adjustments, 2,564,103 shares of the Company’s common stock and an earnout provision valued at $1,686 as of the acquisition date.

In August 2021, we entered into a second amended and restated open market sale agreement with respect to our ATM Program, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 (see Part I, Item 1, Note 11 – Stockholders’ Equity). We sold 6,683,823 shares of common stock during the three months ended September 30, 2021 for net proceeds of approximately $7,900. As of November 2, 2021, we have approximately $21,965 available under the ATM Program.

Pursuant to an amendment to the Credit Agreement in the first quarter of 2021, the Company made a $15,000 prepayment on the Term Loan on March 16, 2021. The aggregate principal amount of outstanding long-term debt totaled $84,511 as of September 30, 2021, consisting of $35,007 for the Term Loan and $49,504 of Notes. As of September 30, 2021, the Company had $2,331 of outstanding short-term loans for insurance premium financing.

We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs for at least the next twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We may use cash on hand to repay additional debt or to acquire or invest in complementary businesses, products, services and technologies. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in both public or private offerings) and/or incurring

TABLE_CONTENTS

additional debt. However, market conditions, future financial performance or other factors may make it difficult for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.

We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic. Thus far, we have been able to operate effectively during the pandemic, however, the potential impacts and duration of the COVID-19 pandemic (including those related to variants) on the economy and on our business, in particular, is difficult to predict.

Capital Expenditures

Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2020 Form 10-K and subsequent filings with the SEC, including this quarterly report on Form 10-Q for the three months ended September 30, 2021.

Cash Flow

The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(575)	$29,586
Net cash used in investing activities	(32,563)	(3,629)
Net cash (used in) provided by financing activities	(8,066)	21,862

Cash Flows (Used in) Provided by Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $575, compared to net cash provided by operating activities of $29,586 for the nine months ended September 30, 2020. The decrease in cash flows from operating activities in the nine months ended September 30, 2021 from the comparable 2020 period was primarily driven by a decrease in revenue and increased sales and marketing expenses, partially offset by changes in operating assets and liabilities. During the nine months ended September 30, 2021, the net change in operating assets and liabilities decreased net cash provided by operating activities by $21,421, primarily consisting of $16,715 related to the change in estimate of the Medical Contingency and a decrease in accrued payroll of $3,389. During the nine months ended September 30, 2020, the net change in operating assets and liabilities increased net cash provided by operating activities by $1,505.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities consisted primarily of $25,435 for the acquisitions of Delivery Dudes and Cape Payment Companies and related intangible assets, and $6,432 of costs for internally developed software. For the nine months ended September 30, 2020, net cash used in investing activities consisted primarily of $2,387 of costs for internally developed software.

Cash Flows (Used in) Provided by Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities consisted primarily of a $14,472 principal prepayment on the Term Loan and $5,605 of payments on short-term loans for insurance premium financing, partially offset by $5,209 of proceeds from a short-term loan for insurance financing and $7,900 of net proceeds from the sale of common stock under the Company’s ATM Program. For the nine months ended September 30, 2020, net cash provided by financing activities included net proceeds from the issuance of common stock of $47,574 and $1,906 of proceeds from short-term loans for insurance premium financing, less $4,336 of payments on short-term loans for insurance premium financing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current

TABLE_CONTENTS

fact, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2020 Form 10-K and subsequent filings with the SEC (Part I, Item 1A, Risk Factors):

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

•

inability to maintain and enhance our brands, including our comprehensive rebranding initiative to change our corporate name and visual identity, or occurrence of events that damage our reputation and brands, including unfavorable media coverage;

•

seasonality and the impact of inclement weather, including major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena;

•	inability to manage growth and meet demand;
•	inability to successfully improve the experience of restaurants and diners in a cost-effective manner;
•	changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•	dependence of our business on our ability to maintain and scale our technical infrastructure;
•	personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms;
•	inability to comply with applicable law or standards if we become a payment processor at some point in the future;
•	risks related to the credit card and debit card payments we accept;
•	reliance on third-party vendors to provide products and services;
•	substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•	failure to pursue and successfully make additional acquisitions;
•	failure to comply with covenants in the agreements governing our debt;
•	additional impairments of the carrying amounts of goodwill or other indefinite-lived assets;
•	dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•	loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•	inability to successfully integrate and maintain acquired businesses;
•	failure to protect our intellectual property;
•	patent lawsuits and other intellectual property rights claims;
•	potential liability and expenses for existing and future legal claims, including claims that may exceed insurance coverage or are not insured against;
•	our use of open source software;
•	insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•	unionization of our employees, the magnitude of which increases if our independent contractor drivers were ever reclassified as employees; and
•	failure to maintain an effective system of disclosure controls and internal control over financial reporting.

Industry Risks

•	the highly competitive and fragmented nature of our industry;
•	dependence on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large;
•	general economic and business risks affecting our industry that are largely beyond our control;
•	the COVID-19 pandemic, or a similar public health threat that could significantly affect our business, financial condition and results of operations;

TABLE_CONTENTS

•	implementation of fee caps by jurisdictions in areas where we operate;
•	failure of restaurants in our networks to maintain their service levels;
•	slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•	federal and state laws and regulations regarding privacy, data protection, and other matters affecting our business;
•	the potential for increased misclassification claims following the change to the U.S. presidential administration;
•	risks relating to our relationships with the independent contractor drivers, including shortages of available drivers and possible increases in driver compensation;
•

failure to continue to meet all applicable Nasdaq listing requirements and risks relating to the consequent delisting of our common stock from Nasdaq, which could adversely affect the market liquidity of our common stock and could decrease the market price of our common stock significantly; and

•	risks related to the cannabis industry with respect to the business operations of the Cape Payment Companies.

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

Interest Rate Risk

As of September 30, 2021, we had outstanding interest-bearing long-term debt totaling $84,511, consisting of the Term Loan in the amount of $35,007 and the Notes of $49,504, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at September 30, 2021. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2021, we are no longer an emerging growth company. Accordingly, for fiscal year 2021, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

TABLE_CONTENTS

PART II. OTHER INFORMATION

Dollar amounts in the discussion in Part II. Other Information are expressed in thousands, except as otherwise noted.

Item 1. Legal Proceedings

In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. The Settlement payment is included in other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, et al v. Waitr, which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs allege, among other things, claims for breach of contract, violation of the duty of good faith and fair dealing, and seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes that the representative plaintiffs are attempting to certify. An initial mediation session is scheduled for mid-November 2021. Waitr maintains that the underlying allegations and claims lack merit, and that the classes, as pled, are incapable of certification. Waitr continues to vigorously defend the suit.

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

In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, labor and employment claims, allegations of infringement, misappropriation and other violations of intellectual property or other rights, lawsuits and claims involving personal injuries, physical damage and workers’ compensation benefits suffered as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, often these claims are met with denial of coverage positions by the carriers, and there are limits to insurance coverage; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2020 Form 10-K.

If we fail to continue to meet all applicable Nasdaq listing requirements, and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease significantly.

Nasdaq requires that the closing bid price of our common stock does not fall below $1.00 per share for 30 consecutive business days. Historically, our common stock has experienced substantial price volatility, particularly as a result of the COVID-19 pandemic, significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial

TABLE_CONTENTS

results and the published expectations of analysts. Although the trading price of our common stock is currently above $1.00 per share, the closing price of our common stock has been as low as $0.80 per share during the current fiscal year and $0.31 per share during the fiscal year ended December 31, 2020, and there can be no assurance that we will continue to meet this, or any other, requirement in the future. If we are unable to maintain compliance with this closing bid price requirement, our common stock could be delisted from Nasdaq. If this were to occur, trading of our common stock would most likely take place in an over-the-counter market for unlisted securities. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock in an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our securities, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.

Our acquisition of the Cape Payment Companies, which receive certain revenue from financial institutions that provide services to customers operating in the cannabis industry, may expose us to changes related to the enforcement of federal law on cannabis.

We recently acquired substantially all of the assets of the Cape Payment Companies with respect to their business operations, and we plan to continue the Cape Payment Companies’ business operations. As such, these business operations will engage in the business of providing referral services to merchants—including state licensed cannabis businesses—by connecting such businesses to money services businesses (“MSB”) and/or financial institutions (e.g., payment processors, banks and credit unions) that are willing to service them. For these referral services, we are paid exclusively by the financial institutions and/or MSBs—never by the merchants—on a monthly or bi-monthly basis based on the volume of transactions the financial institutions and/or MSBs perform for the merchants. Any risks related to the cannabis industry that may adversely affect the clients and potential clients of these MSBs and/or financial institutions may, in turn, adversely affect us. Specific risks we might face include, but are not limited to, the following:

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act, or CSA, and is illegal under federal law. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the U.S. and a lack of safety for the use of the drug under medical supervision. The concepts of “medical cannabis” and “adult-use cannabis” do not exist under U.S. federal law. It remains illegal under federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana could adversely affect our operations and financial performance.

Businesses that are not directly engaged in the cannabis industry, but that transact business with cannabis companies, also face at least a theoretical risk of being prosecuted for a violation of the CSA. In light of our receiving revenue from financial institutions and/or MSBs that provide services directly to businesses that violate the CSA—and that such business operations will continue—there is a theoretical risk that we could be prosecuted as a co-conspirator with, or for aiding and abetting, other parties’ violations of the CSA.

Uncertainty of federal enforcement

On January 4, 2018, Attorney General Sessions rescinded the previously issued memoranda (the “Cole Memoranda”) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Under previous administrations, the DOJ indicated that those users and suppliers of marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. Attorney General Sessions issued a memorandum (“Sessions Memorandum”) to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Thus, federal prosecutors were free then (and continue to be free) to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. Following Mr. Sessions’ resignation, William Barr was eventually appointed to the role. During his Senate confirmation hearing, Mr. Barr stated that he disagrees with

TABLE_CONTENTS

efforts by states to legalize marijuana, but would not go after marijuana companies in states that legalized it under Obama administration policies. He stated further that he would not upset settled expectations that have arisen as a result of the Cole Memoranda. Federal enforcement of cannabis-related activity remained consistent with the priorities outlined in the Cole Memoranda throughout Attorney General Barr’s tenure.

In January 2021, Joseph R. Biden Jr. was sworn in as the new President of the United States. President Biden nominated federal judge Merrick Garland to serve as his Attorney General. During his confirmation hearings in the Senate on February 22, 2021, U.S. Attorney General, Merrick Garland, noted that it “does not seem to me a useful use of limited resources … to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” The Senate confirmed Judge Garland as Attorney General on March 10, 2021.

Regarding medical cannabis specifically, it has largely been protected against enforcement by enacted legislation from the United States Congress in the form of what is commonly called the “Rohrabacher-Blumenauer Amendment,” which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state-level, subject to the United States Congress restoring such funding. Notably, this amendment has always applied to only medical cannabis programs, and has no effect on pursuit of recreational cannabis activities. The amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. The current omnibus appropriations bill continued the protections for the medical cannabis marketplace and its lawful participants from interference by the U.S. DOJ up and through the 2021 appropriations deadline of September 30, 2021.

In July 2020, the House of Representatives passed the “Blumenauer-McClintock-Norton-Lee amendment,” to the Commerce, Justice, Science (CJS) Appropriations bill. That amendment proposed continuing the Rohrabacher-Blumenauer Amendment’s protections for state medical cannabis programs and extending those protections to include recreational programs in states where recreational cannabis is legal. The amendment was not included in the final spending bill, so at this time the protections afforded by the Rohrabacher-Blumenauer Amendment apply only to medical cannabis programs.

Should the Rohrabacher-Blumenauer Amendment language not be included in the Fiscal Year 2022 appropriations package, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law.

Unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that U.S. federal authorities may choose to enforce current federal law that criminalizes cannabis. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected.

Such potential proceedings could involve significant restrictions being imposed upon us, while diverting the attention of key executives. Such proceedings could have a material adverse effect on us, as well as on our reputation, even if such proceedings were concluded successfully in our favor. In the extreme case, such proceedings could ultimately involve the prosecution of our key executives or the seizure of corporate assets; however as of the date hereof, we believe that proceedings of this nature are remote. Moreover, violations of any federal laws and regulations may also result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Banking laws and regulations could limit access to banking services and expose us to risk

Our receipt of payments from third-party financial institutions and/or MSBs providing services for customers engaged in state-legal cannabis operations could also subject those institutions to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act (“BSA”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government.

By receiving payments from these third party financial institutions and/or MSBs based on revenues derived by those institutions from federally illegal cannabis businesses, we arguably are “indirectly” obtaining property derived from unlawful activity. Accordingly, prosecutors could argue that we violate federal anti-money laundering statutes (“MLCA”) in the course of providing services to cannabis-related businesses.

TABLE_CONTENTS

In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the U.S. were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

Further, banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to us. Accordingly, we may experience difficulties in obtaining and maintaining regular banking and financial services because of the activities of their clients, which may in turn adversely affect our business.

Regarding the BSA, specifically, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014. This guidance includes burdensome due diligence expectations and reporting requirements, and does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the U.S. DOJ, FinCEN or other federal regulators. Thus, many banks and other financial institutions in the United States choose not to provide banking services to cannabis-related businesses or rely on this guidance, which can be amended or revoked at any time by the Biden administration.

Risk of legal, regulatory or other political change

The success of the business strategy relating to the assets acquired from the Cape Payment Companies depends, in part, on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, as of the date hereof, some form of cannabis has been legalized in 36 states, the District of Columbia, and the territories of Guam, U.S. Virgin Islands, Northern Mariana Islands and Puerto Rico; however, the risk remains that a shift in the regulatory or political realm could occur and have a significant impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to expand in this particular market. This growth strategy is contingent, in part, upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use marijuana. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth in this particular market could be negatively impacted.

We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect our business in this particular market.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal under state law, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable marijuana legislation could adversely affect our business, results of operations, financial condition and prospects.

We are also aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. Should such special taxes or fees be adopted, this could have a material adverse effect upon our business, results of operations, financial condition or prospects.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at both the state and federal level. Our inability to respond to the changing regulatory landscape may cause us to not be successful in developing this particular market and could adversely affect us.

The cannabis industry is a new industry that may not succeed

The cannabis industry is a new industry subject to extensive regulation, and there can be no assurance that it will grow, flourish or continue to the extent necessary to facilitate our success in this particular market.

Our operations in the U.S. cannabis market as a result of the assets acquired from the Cape Payment Companies may become the subject of heightened scrutiny

For the reasons set forth above, these operations in the U.S., and any future operations in this particular market may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the U.S. As a result, we may be subject to

TABLE_CONTENTS

significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to exploit this acquisition.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the U.S. or elsewhere. A negative shift in the public’s perception of medical and/or adult-use cannabis in the U.S. or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state-legal cannabis markets into which we could expand. Any inability to fully implement such expansion strategy may result in a material adverse effect on this business, as well as the financial condition, results of operations or prospects thereof.

Regulatory scrutiny of the business comprising the Cape Payment Companies’ industry may negatively impact our ability to raise additional capital

Our business activities relating to the assets acquired from the Cape Payment Companies rely, in part, on newly established and/or developing laws and regulations in the various states in which this business will operate. These laws and regulations are evolving and subject to change with minimal notice. Regulatory changes may adversely affect our results of operations in this regard. Additionally, the cannabis industry may come under the scrutiny or further scrutiny by the U.S. DOJ or other federal, state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the medical and/or adult-use cannabis markets in the U.S. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding this industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital.

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

Waitr has thus far been able to operate effectively during the COVID-19 pandemic. However, the spread of certain COVID variants and cases rising in areas with low vaccination rates provide continued uncertainty as to the potential short and long-term impacts of the pandemic on the global economy and on the Company’s business, in particular. There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic, or a similar public health threat, adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2020 Form 10-K and this quarterly report on Form 10-Q for the three months ended September 30, 2021.

Our strategic initiative to change our corporate name and visual identity in a comprehensive rebrand may not be successful and may negatively impact our name recognition with customers and partners or otherwise impact our business.

In June 2021, we launched a strategic initiative to change our corporate name and visual identity in a comprehensive rebrand. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. In connection with the

TABLE_CONTENTS

Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. The failure by us to timely cease using the Waitr trademark provides Waiter.com, Inc. the right to pursue injunctive relief and liquidated damages. We could be required to devote significant resources to advertising and marketing in order to increase awareness of the new brand and for the successful integration of our rebranding process. Furthermore, our rebranding initiative may negatively impact our name recognition with customers and partners, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

TABLE_CONTENTS

Item 6. Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, Cape Cod Merchant Services LLC, Brett Husak, and Brad Anderson. (1)

10.2	Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, Flow Payments LLC, Eastham Holdings LLC and ProMerchant LLC. (1)

10.3	Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, ProMerchant LLC, Jabalah LLC and PMSB Holdings, LLC. (1)

10.4

Second Amended and Restated Open Market Sale Agreement dated August 30, 2021, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 30, 2021).

10.5	Amendment No. 1 to Executive Employment Agreement dated April 23, 2021, by and between Waitr Holdings Inc. and Leo Bogdanov. (1)

10.6	Employment Agreement dated September 2, 2021, by and between Waitr Holdings Inc. and Armen Yeghyazarians. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Filed herewith

TABLE_CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2021	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)