Form 10-K
period 2021-12-31
Waitr Holdings Inc.
filed 2022-03-11
CIK 1653247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37788
__________________________________________
WAITR HOLDINGS INC.
(Exact name of Registrant as specified in its Charter)
__________________________________________

Delaware	26-3828008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
214 Jefferson Street, Suite 200 Lafayette, Louisiana	70501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 1-337-534-6881
__________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $183,791,686.
The number of shares of Registrant’s Common Stock outstanding as of March 3, 2022 was 154,034,733.
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
Item 1. Business
Overview
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”) operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. The Company’s technology platform includes the Waitr, Bite Squad and Delivery Dudes mobile applications, collectively referred to as the “Platforms”. The Platforms are a convenient way to discover, order and receive great food and other products from local restaurants, national chains, grocery stores and other merchants. Our strategy is to bring in the logistics infrastructure to underserved populations of merchants and establish strong market presence or leadership positions in the markets in which we operate. As of December 31, 2021, we operated in approximately 1,000 cities across the United States.
Our business has been built with a merchant-first philosophy by providing differentiated and brand additive services to the restaurants on the Platforms. These merchants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. The intuitive, easy-to-use Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. For diners, Waitr optimizes the journey from restaurant and food discovery through delivery, while providing a diverse restaurant selection and a great customer experience.
Additionally, Waitr facilitates merchant access to third-party payment processing solution providers, pursuant to the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021 (the “Cape Payment Acquisition”) (see Part II, Item 8, Note 4 – Business Combinations). The Cape Payment Acquisition is part of our overall growth strategy, positioning the Company to be able to facilitate access to a full suite of third-party payment processing solutions to its current base of restaurants and other merchants in targeted industries.
We generate revenue primarily when diners place an order on one of the Platforms. Our revenue consists primarily of net fees received from restaurants and net diner fees generated on these orders. Additionally, in connection with the Cape Payment Acquisition, the Company generates revenue by facilitating merchant access to third-party payment processing solution providers and receiving a residual payment from the payment processing solution provider.

Key Business Metrics
For a description of our key business metrics related to the food delivery business, including Active Diners, Average Daily Orders, Gross Food Sales and Average Order Size, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Our Operations
We have created differentiated software platforms, purpose-built to connect restaurants, drivers and diners. Our business has been built with a focus on quality through providing brand-additive services to restaurants, which in turn benefits diners by providing a diverse restaurant selection and a great customer experience. Additionally, we facilitate mid-sized retail and e-commerce merchant access to payment processing solutions with third parties. We have multiple third-party processing relationships and our goal is to leverage their various options for the benefit of merchants operating in face-to-face, online, MOTO (mail order, telephone order), and other transactional environments.
Restaurant Benefits
We believe that we provide restaurants with the following key benefits:
•Exposure. Our Platforms provide restaurants with access to incremental users and the opportunity to grow their consumer base. Restaurant menus are showcased on the Platforms, resulting in diners discovering restaurants they would like to visit in person, not just order on the Platforms, further expanding the potential pool of dine-in customers for restaurants.
•Incremental channels. Our Platforms provide restaurants with additional channels through which they can receive more orders, while building brand awareness, as they are discovered by more diners.
•Deep integration and customization. We provide menu onboarding and real-time menu customization that restaurants can manage themselves.
•Service. We provide restaurants with in-market team support from our network of regional managers, territory managers and market success associates, and we provide them with a team of partner support representatives, helping to ensure the Platforms operate efficiently for the restaurants.
•Restaurant Software Platforms. The Platforms provide restaurants with actionable data on diners’ order history and trends, allowing restaurants to offer more tailored dishes and suggest more add-on items, which increases order values.
•Reliable Delivery. We connect restaurants with a network of independent contractor drivers through our wholly owned subsidiary, Delivery Logistics, LLC (“Delivery Logistics”).
Diner Benefits
We believe that we provide diners with the following key benefits:
•Selection. The restaurants on our Platforms include a mix of local independent restaurants and national chains that represent a wide array of cuisines, price points and local favorites in each market to best serve the diverse tastes of diners.
•Quality Service. We have a dedicated customer support team to assist diners, helping to ensure quick and consistent quality service when ordering on the Platforms.
•Discovery. The Platforms are designed to showcase the variety of restaurants inclusive of menus with professional photography, giving diners a rich understanding of restaurants’ offerings.
•Personalized Experience. We allow diners to tailor their orders to various layers of customization through easy-to-use Platforms. Diners can add frequent restaurants as favorites and keep track of past orders.
•Convenience. We provide diners with intuitive Platforms that make ordering and delivery simple from any connected device. Diners can track their order and know exactly when to expect their food.

Driver Benefits
•Flexibility. We provide independent contractor drivers with the opportunity to work when and how they want, based upon their individual needs. Our streamlined onboarding process allows drivers to quickly start earning on their own schedule.
Facilitation of Third-Party Payment Processing Solutions Benefits
•Cost Savings. We believe our strategic partnerships with specific point-of-sale (“POS”) systems and other processing solutions allow merchants to take advantage of less expensive options.
•Expansion of Sales Revenue and Customer Base. Our strategy is to provide access to attractive third-party payment processing solution options, as well as state-of-the-art POS systems coupled with advanced mobile smart terminals, to better serve our restaurant clients as well as other merchants.
Business Strategy
We have historically grown our business by increasing the number of quality restaurants available on the Platforms, which has facilitated growth in diners and orders. Leveraging best practices from the launch of prior markets, we continuously refine our processes in onboarding new restaurants, deploying adequate resources to markets, sales and ongoing business development. We have focused our efforts on bringing in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establishing strong market presence or leadership positions in the markets in which we operate. Our strategy is to expand our ecosystem, which today is comprised of our restaurants, diners and independent contractor drivers, through the enhancement of our platforms and providing additional products and services, including the facilitation of access to third-party payment processing services for our ecosystem. We intend to pursue the following growth strategies to grow the Platforms and our business:
Expansion into new markets, development of new products and services and investment in new technology
Our long-term business strategy includes expansion into new cities and geographies, development of new product offerings and services across our marketplace and investment in new technology, all of which should continue to enhance the user experience and service offerings of the Platforms.
Increase sales through further penetration of existing markets
We plan to continue marketing and actively building our brands in existing markets by improving our restaurant offerings and technology platform depth, continuing to enhance the quality of our customer service and increasing our presence in the local communities.
Pursue Strategic Acquisitions
We intend to selectively evaluate and pursue expansion of both our core business and diversification opportunities through strategic acquisitions or arrangements to provide complementary offerings of products and services in both existing and any new markets, with the goal of growing our ecosystem in both size and offerings.
Deliver an excellent diner experience
We believe that by tailoring experiences on our Platforms to the nuances of local or regional markets, we should be able to improve the user experience and drive growth for our restaurant partners. We plan to invest in our direct sales teams and to add more restaurants and restaurant variety to the Platforms. We intend to continue to refine our customer support team to provide a high-quality experience to our diners. We believe significant opportunity exists to increase existing diner spend, add new diners, and further establish our market positions.
Leverage relationships with our restaurant partners
We intend to utilize our existing relationships with diverse, high-quality restaurant partners to expand our presence within our current markets as well as support in the expansion into new markets. In particular, we view the facilitating access to third-party payment processing services as a complimentary offering to both expand and strengthen our relationships with our restaurant partners.

Marketing
The Platforms are an important extension of restaurant branding. Restaurants promote Waitr, Bite Squad and Delivery Dudes as a feature for their diners through in-restaurant advertising collateral such as door stickers, table tents and push cards, and other promotional items. Our remaining sales and marketing initiatives are through paid digital marketing, social media strategies and local sponsorships. Our restaurant relationships also allow us to market third-party payment processing services and solutions.
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
Our sales team is uniquely positioned to facilitate access to third-party payment processing services to these restaurants. We view the existing restaurant relationships as a conduit through which we can engage with our restaurant partners to understand their needs and offer additional services and products as appropriate, such as facilitating access to third-party payment processing services.
Products and Services
Restaurant Products and Services
Restaurant Onboarding. We offer restaurants a streamlined onboarding process that features direct menu management and high levels of customer service from our market level management and restaurant support team.
Product Features. We provide restaurants with the ability to offer promotions and tailored daily specials, optimize orders through analytics and manage restaurant menus. The Platforms include a dedicated mobile application for restaurants which simplifies the aggregation of restaurant order and delivery tasks onto a central in-app controller and provides flexibility to edit menus based on inventory or promotions. This can be performed through user-friendly hardware that receives orders on-site and integrates them seamlessly into existing kitchen flow. We also provide integration with certain online ordering and point-of-sale vendors in order to further enhance our restaurant partners’ efficiency when fulfilling orders generated on our Platforms. The Platforms are also able to provide featured placement of certain restaurants within both the mobile and web applications.
Restaurant Support. We also provide restaurants with a team of support representatives to ensure timely responses to inquiries, contributing to an overall high-quality restaurant experience.
Delivery. We provide ordering and delivery Platforms for restaurants through a network of independent contractor drivers to address the growing demand for delivery services. We also provide delivery services for restaurants and other retailers who have ordering platforms without delivery.
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

Customer Support. We also provide diners with a team of customer support representatives, which can be directly accessed through our mobile and web applications to assist with any inquiries and to ensure a high-quality diner experience.
Third-Party Payment Processing Solutions
We facilitate mid-sized retail and e-commerce merchant access to third-party payment processing solutions. We believe that pricing models obtained by merchants are value additive. Our goal is to see merchants access the best processing solution for their specific business type, which should foster growth and avoid unnecessary disruption in services.
Customers
As of December 31, 2021, we had over 26,000 restaurants on the Platforms and served approximately 1.7 million Active Diners. For the years ended December 31, 2021, 2020 and 2019, none of the restaurants on the Platforms or Active Diners accounted for 1% or more of the Company’s revenues.
We acquired the Cape Payment Companies in August 2021 and receive residual payments from third-party payment processing solution providers in connection with referral services provided. For the year ended December 31, 2021, none of the payment processing solution providers accounted for 1% or more of the Company’s revenues.
Competition
Our primary competition consists of other online ordering and delivery service providers, who compete with us for restaurants, diners and delivery drivers within the markets we serve. Over the last few years, we have experienced increased competition from well-capitalized national delivery service providers.
Additionally, we face competition from traditional offline options used by the vast majority of restaurants in our markets, including paper menus, telephone orders for delivery or takeout, and local advertising placed by restaurants. Management believes that the Company competes favorably with the traditional ordering process by aggregating restaurant and menu information on the Platforms, making it more convenient for diners to locate restaurants by proximity, cuisine type and/or price point, and efficiently placing a customized order or a repeat order for delivery or carryout, without ever having to interact directly with the restaurant. For restaurants, we offer a more targeted marketing opportunity than traditional, offline, local advertising channels, providing exposure to our network of diners, who routinely access our Platforms.
We compete with other independent sales organizations in facilitating access to third-party payment processing solutions and many of our competitors have substantially greater financial, technological and marketing resources than we do.
Impact of Recent Macroeconomic Developments and COVID-19 on our Business
We are exposed to general economic conditions that are beyond our control, including macroeconomic developments and impacts related to inflation, increased gasoline prices, the Ukrainian conflict, and the COVID-19 pandemic. Recent inflationary trends that the U.S. is experiencing, as well as increased gasoline prices, affect all constituent groups in our ecosystem, including restaurants, consumers and independent contractor drivers. These groups may be negatively impacted by these economic conditions, which in turn could impact our financial position and results of operations. There is uncertainty of the duration of these recent macroeconomic conditions.
We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on order volumes during such period. However, we also believe the stimulus payments resulted in increased driver labor costs as we were faced with challenges in maintaining an appropriate level of driver supply. In addition, early in the COVID-19 pandemic, we experienced an increase in revenue and orders due to increased consumer demand for delivery and more restaurants using our platform to facilitate both delivery and take-out. During the second and third quarters of 2021, we believe the impact of the stimulus payments on our order volumes and consumer demand due to the pandemic began to decrease. While the widespread rollout of vaccines is leading to increased confidence that the impacts of the pandemic may be stabilizing, the spread of certain COVID variants and cases rising in areas with low vaccination rates provide continued uncertainty as to the potential short and long-term impacts of the pandemic on the global economy and on the Company’s business, in particular. There remains uncertainty as to whether or not the pandemic will continue to impact diner, restaurant and driver behavior, and if so, in what manner.
To the extent that macroeconomic factors, including inflation, increased gasoline prices, the Ukrainian conflict, and the COVID-19 pandemic adversely impact the Company’s business, results of operations, liquidity or financial condition, they may also have the effect of heightening many of the other risks described in the risk factors in this Form 10-K. Management continues to monitor the impact of recent macroeconomic trends and the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Seasonality and Holidays
Our business tends to follow restaurant closure and diner behavior patterns with respect to demand of our service offering. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, a significant number of restaurants tend to close on certain major holidays, including Thanksgiving, Christmas Eve and Christmas Day, among others. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, severe weather-related events such as snowstorms, ice storms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. The COVID-19 pandemic, as well as the federal government’s responses thereto, have had an impact on our typical seasonality trends and could impact these trends in future periods.
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
As of December 31, 2021, we had registered trademarks covering “Waitr”, “Bite Squad” and “Delivery Dudes” and the stylistic designs associated with our brands. We have also filed other trademark applications in the United States and may pursue additional trademark registrations to the extent management believes it will benefit the business and be cost effective. In June 2021, the Company entered into a License, Release and Settlement Agreement to settle all claims related to a lawsuit related to alleged trademark infringement based on the Company’s use of the “Waitr” trademark and logo. In connection therewith, the Company agreed to adopt a new trademark or tradename to replace the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800,000. See Item 3, Legal Proceedings for additional details.
We hold several registrations to domain names relating to our business, including waitrapp.com, bitesquad.com, deliverydudes.com and others. In 2021, we acquired the domain name ASAP.com, along with several other related domain names, in connection with our planned comprehensive rebranding initiative.
As of December 31, 2021, we filed two patent applications in the United States, which seek to cover proprietary inventions relating to our products and services. We may pursue further patents to the extent that management believes it will benefit Waitr’s business and be cost effective.
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

Government Regulation
Our industry and business model are relatively new, have been evolving, and are subject to rapid changes in technology and the adoption and application of regulation. We are subject to a variety of laws, regulations, and local ordinances in the jurisdictions in which we operate and they are also evolving and difficult to predict. These include laws and regulations relating to (i) pricing and fee structures, (ii) food safety, (iii) labor and employment, (iv) acceptance of credit card payments and consumer protection, (v) website and mobile application accessibility, security, and data privacy, (vi) alcoholic beverages, (vii) background checks, (viii) taxes, and (ix) other regulated matters. These laws, regulations, and ordinances can be subject to interpretation and can lack certainty and specificity relative to our business. In many cases, it may be unclear whether certain of these regulatory schemes apply to our business and how best to navigate potential differing standards, interpretations, and even conflicts among the different governmental authorities who adopt and enforce such regulation.
Recent political, financial, and world events may have the effect of increasing scrutiny on technology companies and on gig economy enterprises reliant on an independent contractor workforce. Governmental entities have enacted, and may enact, new measures that are adverse to our business, like measures capping commissions charged to restaurant merchants that have been recently enacted in response to the COVID-19 pandemic in several state and city jurisdictions. Certain larger cities have recently enacted permanent regulations capping commissions charged to restaurant merchants and it is unclear whether this is a growing trend. As a result, we may be forced to either increase fees to consumers, if legally permitted, reduce our margins and profitability in such jurisdictions, or cease providing services in such jurisdictions, thereby reducing our geographic footprint and expansion opportunities. We may also be compelled to expend significant resources or discontinue certain services or features which could adversely affect our business.
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
Human Capital
As of December 31, 2021, we had approximately 845 employees. We also engage consultants as needed. None of our employees are represented by a labor union with respect to their employment with the Company. We consider our relations with our employees to be satisfactory.
Our success depends upon our ability to identify, attract and retain highly qualified management and other key operating and technology personnel. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. We consider talented management a very important factor in our ability to drive our strategic initiatives and execute our long-term growth strategy and appreciate the importance of retention, growth and development of our employees. We strive to maintain a diverse and inclusive workforce and are committed to a culture which values equality and respect. Our employees are offered competitive compensation and benefits programs, as well as opportunities for career growth and development. We are committed to a safe workplace and an ethical environment in which employees can continually develop their skills and expertise to advance their careers.
The recruitment of qualified independent contractor drivers by Delivery Logistics is an important part of our success. Independent contractor drivers are provided with a streamlined onboarding process and educational opportunities that help to maximize their earnings potential. Maintaining a diverse network of independent contractor drivers is important to us. We are committed to our independent contractor drivers having the tools and resources needed to ensure they provide exceptional customer service.
In response to the COVID-19 pandemic, we continue to implement safety measures to protect and support our restaurant partners, diners and independent contractor drivers. Additionally, we have allowed our employees to work remotely as appropriate, while implementing safety measures designed to protect the health of all those entering our facilities.

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
In January 2019, Waitr acquired BiteSquad.com, LLC (“Bite Squad”). Founded in 2012 and based in Minneapolis, Minnesota, Bite Squad operates an online ordering platform with operations similar to those of Waitr. The acquisition of Bite Squad (the “Bite Squad Merger”) expanded the Company’s scale and footprint across the United States. In March 2021, Waitr completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market (the “Delivery Dudes Acquisition”). In August 2021, Waitr completed the acquisition of the Cape Payment Companies, which are in the business of facilitating merchant access to third-party payment processing solution providers (the “Cape Payment Acquisition”).
Basis of Presentation
The Bite Squad Merger, Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and have been accounted for using the acquisition method. Under the acquisition method of accounting, total merger consideration, acquired assets and assumed liabilities are recorded based on their estimated fair values on the acquisition date. The excess of the fair value of merger consideration over the fair value of the assets less liabilities acquired has been recorded as goodwill. The results of operations of the acquired companies are included in our consolidated financial statements since their respective acquisition dates.
Available Information
The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC and are available free of charge on the Company’s website at investors.waitrapp.com/financial-information/sec-filings at the same time as when the reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains websites at www.waitrapp.com, www.bitesquad.com and www.deliverydudes.com. The contents of the websites referenced herein are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K (“Annual Report” and “Form 10-K”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. Our business, prospects, financial condition and operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to the Company unless the context clearly indicates otherwise.
Risk Factor Summary
Following is a summary of the principal risk factors to our business, which risks are more fully described below the summary.

Risks Related to Our Operations
•failure to retain existing diners or add new diners or continuing to experience a decrease in number of diners and number of orders or decrease in order sizes on the Platforms;
•declines in our delivery service levels or lack of increases in business for restaurants;
•loss of restaurants on the Platforms, including due to changes in our fee structure;
•inability to sustain profitability in the future;
•risks related to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation;
•recent inflationary pressures, increased gasoline prices, economic impact resulting from the Ukrainian conflict, and other macroeconomic factors that are largely beyond our control;
•inability to maintain and enhance our brands, including possible degradation thereto resulting from our comprehensive rebranding initiative to change our corporate name and visual identity, or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•seasonality and the impact of inclement weather, including major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena;
•inability to manage growth and meet demand;
•inability to successfully improve the experience of restaurants and diners in a cost-effective manner;
•changes in our products or to operating systems, hardware, networks or standards that our operations depend on;
•dependence of our business on our ability to maintain and scale our technical infrastructure;
•personal data, internet security breaches or loss of data provided by diners or restaurants on our Platforms;
•inability to successfully expand our operations of facilitating the entry into merchant agreements by and between merchants and third-party payment processing solution providers;
•inability of third-party payment processing services, of which we may facilitate the entry into merchant agreements, to comply with applicable state or federal regulations;
•inability to comply with applicable law or standards if we were to become a payment processor at some point in the future;
•risks related to the credit card and debit card payments we accept;
•reliance on third-party vendors to provide products and services;
•substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners and restaurants;
•failure to pursue and successfully make additional acquisitions;
•failure to comply with covenants in the agreements governing our debt;
•additional impairments of the carrying amounts of goodwill or other indefinite-lived assets;
•dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platforms;
•loss of senior management or key operating personnel and dependence on skilled personnel to grow and operate our business;
•inability to successfully integrate and maintain acquired businesses;
•failure to protect our intellectual property;
•patent lawsuits and other intellectual property rights claims;
•potential liability and expenses for existing and future legal claims, including claims that may exceed insurance coverage or are not insured against;
•our use of open source software;

•insufficient capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances;
•unionization of our employees, the magnitude of which increases if our independent contractor drivers were ever reclassified as employees; and
•failure to maintain an effective system of disclosure controls and internal control over financial reporting.
Risks Related to Our Industry
•the highly competitive and fragmented nature of our industry;
•dependence on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large;
•general economic and business risks affecting our industry that are largely beyond our control;
•the COVID-19 pandemic, or a similar public health threat that could significantly affect our business, financial condition and results of operations;
•implementation of fee caps by jurisdictions in areas where we operate;
•failure of restaurants in our networks to maintain their service levels;
•slower than anticipated growth in the use of the Internet via websites, mobile devices and other platforms;
•federal and state laws and regulations regarding privacy, data protection, and other matters affecting our business;
•the potential for increased misclassification claims following the change to the U.S. presidential administration;
•risks relating to our relationships with the independent contractor drivers, including shortages of available drivers and possible increases in driver compensation;
•failure to continue to meet all applicable Nasdaq listing requirements and risks relating to the consequent delisting of our common stock from Nasdaq, which could adversely affect the market liquidity of our common stock, the ability for us to raise capital, and could decrease the market price of our common stock significantly; and
•risks related to the cannabis industry with respect to the business operations of referring merchants to third-party payment processing solution providers.
Risks Related to Ownership of Our Securities
•risks related to future sales of a substantial number of shares by existing stockholders which could in turn cause our share price to decline;
•the risk that management’s use of the net proceeds from, or the continuation of, our at-the-market offering program (the “ATM Program”) does not increase the value of a stockholder's investment;
•the risk that future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock; and
•the risk that the Debt Warrants and Notes (as defined in Note 14 and Note 10, respectively, of the Financial Statements) as well as other derivative securities (“Derivative Securities”), if exercised or converted into shares of our common stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Risks Related to Our Operations
If we fail to retain existing diners or add new diners, or if our diners continue to decrease in number and number of orders or order sizes decrease on the Platforms, our revenue, financial results, and business may be adversely affected.
Our financial performance has been significantly determined by our success in adding, retaining, and engaging Active Diners who make orders for delivery, dine-in or carryout using the Platforms. Over the last two years, the number of Active Diners has declined. To the extent that the number of our Active Diners continues to trend down, our business performance could become increasingly dependent on our ability to increase the size of orders in current markets and the size and frequency of orders in new markets. If diners do not perceive the Platforms to be useful, reliable, and trustworthy, we may not be able to attract or retain diners or otherwise maintain or increase the frequency and amount of orders. A decrease in diner retention, growth, order frequency or overall order price will likely render the Platforms less attractive to restaurants, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could negatively affect diner retention, growth, and engagement, thereby adversely affecting our revenue, financial results, and future growth potential, including if:
•diners increasingly order through competing products or services;
•we fail to introduce new and improved services or if new services are not favorably received;
•we are unable to successfully maintain our efforts to provide a satisfactory delivery and ordering experience;
•we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;
•there are changes in diner sentiment about the quality or usefulness of the Platforms, delivery quality, food quality or other products or concerns related to privacy and sharing, safety, security, or other factors;
•we are unable to manage and prioritize information to ensure diners are presented with menu items that are interesting, useful, and relevant to them;
•there are adverse changes in the Platforms, delivery services or restaurant services or products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•technical or other problems prevent us from delivering food in a rapid and reliable manner or otherwise affect the user experience or enjoyment of food or beverages delivered;
•we adopt policies or procedures related to delivery, ordering or user data that are perceived negatively by our diners or the general public;
•we fail to provide adequate customer service to restaurants, diners, independent contractor drivers, or advertisers;
•we, restaurants on the Platforms, or other companies in the mobile food delivery or ordering industry are the subject of adverse media reports, adverse litigation, or long-term governmental regulation such as fee caps, or other negative publicity;
•restaurants develop their own direct-to-consumer applications or online ordering and delivery services; or
•further degradation of our Active Diner base and order frequency or our Average Daily Orders and Gross Food Sales.
If our delivery service levels decline or if restaurants do not see increases in business, restaurants could leave the Platforms, reducing revenue and significantly harming our business.
Restaurants may not continue to do business with us or may be unwilling to pay service fees if we do not deliver in a timely, professional and friendly manner or if the restaurants do not believe that their investment in the Waitr platform, the Bite Squad platform or the Delivery Dudes platform, as applicable, will produce an increase in revenue from delivery, dine-in or carryout orders. Our service fees and commission revenue and the availability of restaurants on the Platforms could be negatively impacted by the following factors, among others:
•decreases in the number of Active Diners or Average Daily Orders on the Platforms;
•loss of online or mobile food delivery market share to competitors;
•inability to professionally and accurately display menu items to consumers on the Platforms;
•adverse media reports or other negative publicity involving the Company, restaurants on our Platforms or other companies in our industry; and
•the impact of macroeconomic conditions and conditions in the restaurant industry in general, including restaurant closures.

We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to other platforms could seriously harm our business.
Substantially all of our revenue is derived from items offered by restaurants to diners on the Platforms. The number of Active Diners, Average Daily Orders and Gross Food Sales depends on the availability of quality items available on the Platforms from restaurants viewed positively by diners. As is typical in our industry, restaurants do not agree to long-term contracts with us, and they are generally free to leave the Platforms with minimal notice or to participate on competing platforms. While no single restaurant accounts for more than 10% of our revenue, most of the restaurants on our Platforms participate on competing platforms, many of the restaurants on our Platforms only recently started providing menu items on the Platforms, and many restaurants spend a relatively small portion of their overall budget with us. Restaurants may not continue to do business with us if we do not increase revenues for them or provide delivery, dine-in or carryout ordering for diners in an effective manner, or if they do not believe that the use of the Platforms will generate a competitive return relative to other alternatives, especially including from our competitors.
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
Our historical growth rates (including revenue and other key metrics) may not be sustainable. The growth rates of Active Diners and Gross Food Sales could continue to decline over time as the market for our services matures, thereby impacting revenues. If our growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline. There can be no assurance of any future profitable results of operations for various reasons, including insufficient growth, declining numbers of Active Diners or orders, increasing competition, costs to scale our business and technology and other risks described elsewhere in this Form 10-K.
We are subject to a variety of risks relating to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation.
During the year ended December 31, 2020, we terminated our employee drivers and outsourced our driver function to Delivery Logistics, who provides us with independent contractor drivers. While we implemented this change in a way intended to ensure that the drivers are indeed independent contractors under applicable law and regulation, certain state and local governmental authorities have initiated efforts to classify independent contractors performing driver jobs as employees. In January 2020, California State Assembly Bill 5 (“AB5”) went into effect, which codifies an employee-friendly test to determine whether a worker is an employee or independent contractor under California law. However, in November 2020, California voters passed Proposition 22, the App-Based Drivers as Contractors and Labor Policies Initiative. Proposition 22 classifies app-based transportation and delivery drivers as independent contractors and adopts various labor and wage policies specific to this class of workers, which policies will likely increase operating costs. Many legal experts have stated that the passage of Proposition 22 effectively exempts this class of workers from the reach of AB5. While the Company does not operate in California, the Company has received misclassification claims and may see an increase in claims from other states that have adopted or may adopt classification tests similar to AB5 (without any similar Proposition 22 carve-out for app-based delivery drivers) and there can be no assurance that any claim will not be combined into a collective or class action. These regulatory actions and/or increased scrutiny could result in increased costs and burdens for the Company.
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
Shortages of available drivers could require us to spend more to procure driver services and could create shortages at peak order times. We could face a challenge with having enough qualified drivers primarily due to intense market competition, which may subject us to increased payments for independent contractor driver rates that would negatively impact our profitability. Additionally, in response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe presented challenges in maintaining an appropriate level of driver supply at certain times and has required us to spend more to procure driver services in certain instances.
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
The financial condition and operating costs of the independent contractor drivers are affected by conditions and events that are beyond our control and may also be beyond their control. Adverse changes in the financial condition of independent contractor drivers or increases in their car ownership or operating costs, including increased gas prices relating to the Ukrainian crisis, could cause them to seek higher revenues or to cease their business relationships with Delivery Logistics. The prices that we charge our diners could be impacted by these circumstances, which may in turn limit pricing flexibility with diners, resulting in fewer delivery orders and decreasing our revenues.
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
As independent business owners, independent contractor drivers may make business or personal decisions that conflict with our best interests. For example, if route distance is further than desired or personal scheduling conflicts arise, an independent contractor driver may deny orders. In these circumstances, we must be able to timely deliver food orders to maintain relationships with diners and restaurants on the Platforms. The unwillingness of independent contractor drivers to perform their services when and where they are needed could adversely harm our financial performance and operating results.
Our operations are affected by macroeconomic factors that are largely beyond our control.
Recent inflationary trends that the U.S. is experiencing as well as increased gasoline prices exacerbated by the Ukrainian conflict may have a negative impact on restaurants, consumers and independent contractor drivers, which in turn could negatively impact our financial condition and results of operations. Inflationary pressures, increased gasoline prices and other macroeconomic factors could drive restaurant prices higher, which could negatively impact consumer demand and result in a decrease in order volumes. Additionally, operating costs of independent contractor drivers could be negatively impacted by the recent inflationary pressures and increased gasoline prices, which could require us to spend more to procure independent contractor driver services. These macroeconomic factors are largely beyond our control and there is uncertainty as to the duration of these recent macroeconomic conditions.
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

Additionally, the actions of restaurants that are on our Platforms (or quality and safety of their food), independent contractor drivers and others may negatively affect our brands if consumers do not have a positive experience interacting with those parties after using the Platforms. We may experience media, legislative, or regulatory scrutiny of our delivery and food safety record, our delivery experience, privacy matters or other issues, which may adversely affect our reputation and brands. We may also fail to provide adequate customer service, which could erode confidence in our brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brands, our business and financial results may be adversely affected.
Our strategic initiative to change our corporate name and visual identity in a comprehensive rebrand may not be successful and may negatively impact our name recognition with customers and partners or otherwise impact our business.
In June 2021, we launched a strategic initiative to change our corporate name and visual identity in a comprehensive rebrand. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. In connection with the Settlement (as defined in Item 3, Legal Proceedings), we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800,000. The failure by us to timely cease using the Waitr trademark provides Waiter.com, Inc. the right to pursue injunctive relief and liquidated damages. We could be required to devote significant resources to advertising and marketing in order to increase awareness of the new brand and for the successful integration of our rebranding process. Furthermore, our rebranding initiative may negatively impact our name recognition with customers and partners, which could have an adverse impact on our business.
Seasonality and the impact of inclement weather could adversely affect our operations and profitability.
We observe that diner behavior patterns and demand for the services we provide generally fluctuate during the year on our Platforms. For example, order frequency tends to vary, primarily as a result of weather patterns, university summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year, which can comprise a large part of our overall revenue in certain locations. Our revenues fluctuate according to these patterns and due to the timing of certain holidays within each quarter and result in quarterly fluctuations. As a result, diner activity and demand for our services has historically been stronger in our first and fourth fiscal quarters as compared to our second and third fiscal quarters. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme, including as a result of factors outside of our control. The COVID-19 pandemic, as well as the federal government’s responses thereto, have had an impact on our typical seasonality trends and could impact future periods.
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
Our operations depend on mobile operating systems, hardware, networks and standards that we do not control. Changes in our products or to those operating systems, hardware, networks or standards may seriously harm our Active Diner retention and engagement.
A large percentage of our revenues and growth occur on mobile devices using applications for our ordering technology (the “Apps”). Because the Apps are used primarily on mobile devices, the Apps must remain interoperable with popular mobile operating systems, Android and iOS, and related hardware, including but not limited to mobile devices. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade the functionality of our products, or give preferential treatment to competitive products, could seriously harm the usage of the Apps on mobile devices. Our competitors could attempt to make arrangements with Apple or Google to make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Similarly, our competitors could enter into other arrangements with mobile device manufacturers, wireless network carriers or Internet service providers that diminish the functionality of the Apps. We plan to continue to introduce new products regularly and have experienced that it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and this trend could continue.
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
Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If the Platforms are unavailable when diners, independent contractor drivers or restaurants attempt to access them, or if they do not load as quickly as they expect, these key users may not return to the Platforms as often in the future, or at all. As the amount and types of information shared on the Platforms continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our diners, restaurants on the Platforms and the independent contractor delivery drivers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from natural disasters, terrorism, or other catastrophic events.
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
Mobile malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of restaurants or diners may seriously harm our reputation and our ability to retain and attract diners and restaurants. Moreover, such failure could subject us to legal exposure and the expenditure of capital resources to defend ourselves.
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
We lack significant operational history by which future performance may be judged or compared. Any future success that we may enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company. As a result, our past quarterly financial results do not necessarily indicate future performance. Investors should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Investors should not rely upon our past quarterly financial results as indicators of future performance. The numerous factors, which we are unable to predict or are outside of our control, include the following:
•We may not be able to accurately forecast revenues and plan operating expenses;
•We may be unable to fund our working capital requirements or maintain compliance with our debt covenants, particularly if our forecast regarding the sufficiency of our liquidity is inaccurate or our expenses exceed our expectations;
•We may be unable to scale our technological and operational infrastructure to accommodate any growth in diners, orders or customer support needs;
•Our growth may depend on acquisitions, and we may lack the capital necessary to pursue them;
•The development and introduction of new products or services by us or our competitors is uncertain;

•Competing with traditional ordering methods or delivery services provided directly by restaurants (or third parties) to consumers over the phone or through their own websites or other means could pose a risk to our growth and financial performance;
•Continued increased competition from other third-party delivery companies;
•Our ability to maintain and retain, as well as any growth in the number of, Active Diners, Average Daily Orders, Gross Food Sales and order frequency is not guaranteed;
•Our ability to attract and retain restaurants over long periods of time is uncertain;
•We may prove unable to attract and retain key employees and personnel to support growth;
•Seasonal and weather-related fluctuations in spending by consumers relating to food delivery can be unpredictable;
•The acceptable pricing of our services and commission fees to restaurants and diner fees to consumers is uncertain and has not been tested widely;
•Our ability to increase services, diner fees and other revenue does not enjoy long historical data trends and any increases in our costs may be met with adverse restaurant response that could materially negatively impact revenue as affected restaurants may withdraw from our Platforms;
•We have yet to demonstrate our ability to diversify and grow material revenue sources beyond current services and diner fees;
•Increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive are unpredictable;
•Our ability to maintain gross margins and operating margins can be difficult to predict and impacted by numerous factors beyond our control (for example, due to transaction charge increases, technology cost increases, competitive pricing and other items);
•We may experience system failures or breaches of security and privacy that could pose a harm on their own and could affect consumers’ confidence in our services;
•We may not be able to adequately manage key third-party service providers;
•We may experience changes in diner or restaurant behavior or preferences;
•Payment processing costs could increase;
•Given the rapid pace of our evolution into a public company, our internal controls may not be able to keep pace with necessary requirements from a business, accounting or legal point of view; and
•We may experience safety hazards or issues with independent contractor drivers or third parties that come into contact with the drivers, which could be difficult to predict and which could impact our operating costs and diner or restaurant use of the Platforms.
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
Under certain circumstances specified in the payment card network rules, we could be required in the future to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we had failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Payment processing businesses involve complex financial, cybersecurity and other factors that may be difficult to us. We cannot ensure that the cost savings or additional revenue from becoming a payment processor would exceed the significant costs associated with that decision. While we are currently PCI compliant on our Platforms, there can be no assurance that we will remain compliant.
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
We may not be able to successfully compete in technology innovation and distribution. If we are unable to continue to innovate and provide technology desirable to diners, restaurants and merchants, our business operations could materially suffer.
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
Our ability to compete effectively in the deployment of innovative products depends on factors outside of our control, including the following:
•usefulness, ease of use, performance and reliability of our products compared to those of our competitors;
•size and composition of base of Active Diners;
•engagement of Active Diners with the Platforms;
•the timing and market acceptance of products, including developments and enhancements to the Platforms or our competitors’ products;
•customer service and support efforts;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our ability to attract, retain, and motivate talented employees, particularly software engineers.
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
We are party to a Credit Agreement and Convertible Notes Agreement (see Part II, Item 8, Note 10 - Debt). These agreements include a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant us continued flexibility to operate and develop our business. In certain cases, these covenants may impose limitations or restrictions on the manner in which we conduct our business and could place us at a competitive disadvantage to competitors. Included in these covenants is an affirmative covenant relating to the deliverance of audited annual financial statements to the administrative agent and lenders, accompanied by a report from an independent public accounting firm, which report shall be unqualified as to going concern and scope of audit.
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
We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
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
We depend on our executive officers, senior management team and other key operating and technology personnel. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive advantage. If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. While we have entered into an employment agreement with our chief executive officer until January 2025, the rest of our executive team has entered into at-will employment arrangements. We believe that equity inducements issued to our executive team in connection with employment properly incentivizes our team to maintain employment.
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
While we recently settled an intellectual property rights claim, we face the risk of future lawsuits and intellectual property claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition and results of operations.
Companies in the Internet, technology, and mobile application industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not compete, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. See Item 3, Legal Proceedings, for a discussion of June 2021 trademark infringement settlement.
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
Waitr is involved in litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, securities laws claims, physical damage and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr maintains insurance that it believes generally covers liability for potential damages in many of these ordinary course litigation matters, insurance coverage is not guaranteed, there are limits to insurance coverage, certain activities are not covered by insurance, and in certain instances claims are met with denial of coverage positions; accordingly, we could suffer material losses as a result of these claims, whether from situations where a claim exceeds coverage amount, denial of coverage positions, lack of coverage or for other reasons. The nature of our business in particular subjects us to potential exposure resulting from vehicular accidents involving independent contractor drivers or our employees; while many of these negligence claims do not involve significant damage, from time to time certain vehicular accidents result in allegations of significant personal injury to, and medical expenses incurred by, third parties, and death. We actively manage claims alleging significant damages resulting from vehicular accidents and, while we currently believe that we have sufficient insurance coverage for potential exposure from the following two claims, we note:
•In May 2020, the Company was named as a defendant in Mary Ritchey, Individually and as Conservator for A.M., a minor, vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0722 LWC, and Robert P. McPherson vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0764 LWC, consolidated and which is currently pending in the Circuit Court of the First Circuit, State of Hawaii. This action is a result of an automobile accident that occurred in October 2018 involving an employee of a Company subsidiary and the alleged substantial injuries and damages as a result thereof. While this lawsuit is in early stages, and it is not currently possible to estimate the amount or range of any potential losses, the Company intends to vigorously defend this lawsuit.
•In October, 2017, the Company was named as a defendant in the matter of Michael Boone and Jennifer Walters, individually and on behalf of their minor child Grace Boone, vs. Waitr Inc., pending in the 22nd Judicial District Court for the Parish of St. Tammany, State of Louisiana. The action arises from a pedestrian/vehicle collision that occurred in November 2016, and the alleged substantial damages as a result thereof. While this litigation is in its early stages, and it is not currently possible to estimate the amount or range of any potential losses, the Company intends to vigorously defend this lawsuit.
Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood. We are also subject to potential governmental proceedings, inquiries and claims. These lawsuits and proceedings may be time-consuming, expensive and disruptive to normal business operations.
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
If we raise additional funds through further issuances of equity or convertible debt securities (whether through our at-the-market program or otherwise), our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.
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
Any attempt to organize by our employees could result in increased legal and other associated costs and divert management attention, and if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of our employees could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects because:
•Restrictive work rules could hamper our efforts to improve and sustain operating efficiency and could impair our service reputation and limit our ability to provide our services;
•A strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships; and
•An election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.
Failure to maintain an effective system of disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations.
As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, commencing with the fiscal year ended December 31, 2021, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. If we fail to adequately establish and maintain effective internal controls over financial reporting, or if our independent registered public accounting firm determines we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our business, our financial condition, and the trading price of our common stock.
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
•Many of our competitors’ periodically reduce or eliminate their delivery charges to consumers or commissions that they charge to restaurants to gain business, especially during times of increased competition or reduced growth in the economy, which may limit our ability to maintain or increase our order commissions and delivery charges, may require us to reduce our order commissions and delivery charges or may limit our ability to maintain or expand our business;
•Some restaurants have reduced or may reduce the number of mobile app or online ordering and delivery services and technologies that they use by selecting a single core company or a limited number of providers as approved service providers and, in some instances, we may not be selected;
•Restaurants could solicit bids from multiple service providers for their mobile application or online ordering and delivery needs, which may depress service fees and commission rates or result in a loss of business to competitors;
•The continuing trend toward consolidation in the online and mobile app ordering and delivery industry could result in larger companies with greater financial resources and other competitive advantages, and we may have difficulty competing with them and ultimately lose business to these competitors;
•Advances in technology may require us to increase investments in order to remain competitive, and our restaurant diners and consumers may not be willing to accept higher service fees, commission rates or delivery charges to cover the cost of these investments;
•Higher fuel prices and, in turn, higher fuel surcharges may cause some of the independent contractor drivers to demand higher independent contractor driver rates;
•Intense competition from “gig economy” companies in general may negatively impact independent contractor driver, restaurant customer and/or consumer relationships and service rates;
•Restaurants could develop (and certain restaurants have developed) their own online or mobile app ordering and delivery technology and hire their own drivers to make their own deliveries, which could reduce demand for our services to restaurants and limit choices for consumers, reducing the number and frequency of orders using our technology; and
•Continued debate and uncertainty in various jurisdictions regarding gig economy companies’ treatment of drivers as independent contractors, which could increase our independent contractor expenses in future periods.
Our business depends on discretionary spending patterns in the areas in which the restaurants on our Platforms operate and in the economy at large. Economic downturns or other events (like coronavirus or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.
Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary spending patterns or economic slowdowns in the geographic areas in which restaurants on our Platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. We believe that consumers generally are more willing to make discretionary purchases, including delivery, dine-in or carryout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus or similar health/pandemic events), including high unemployment, inflation, rising gasoline prices, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect food and beverage sales throughout the restaurant industry, including orders through the Platforms. Additionally, merchants on our Platforms may be negatively impacted by general economic conditions, supply chain issues, labor shortages, inflation, or other macroeconomic factors, which could negatively impact their ability to fulfill orders. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food for delivery, dine-in or carryout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, continued impact of the COVID-19 pandemic, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using the Platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.
Our industry is affected by general economic and business risks that are largely beyond our control.
Our industry is highly cyclical, and our business is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in dining out in general, such as:
•changes in diners’ dining habits and in the availability of disposable income for ordering food from restaurants;
•excess restaurant capacity in comparison with food order demand;
•downturns in restaurants’ business cycles;
•recessionary economic cycles, downturns or other events (like the COVID-19 or similar widespread health/pandemic outbreaks); and
•closure of restaurants and economic impact on diners as a result of the COVID-19 pandemic.
The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:
•We may experience low overall food and beverage order levels because our diners’ demand for our services generally correlate with the strength of the U.S. and, to a lesser extent, global economy;
•Certain of the restaurants on our Platforms may face credit issues and cash flow problems, particularly if they encounter increased financing costs, decreased access to capital or loss of customers as a result of the COVID-19 pandemic or higher prices due to inflationary pressures, which may decrease diner demand for restaurant prepared food, and such issues and problems may affect the number of orders that occur through the Platforms;
•Food ordering and dining out patterns may change as food supply chains are redesigned and customer tastes change, resulting in an imbalance between restaurants’ available menu items and the demands of Active Diners;
•Diners may select competitors that offer lower delivery charges, commission rates or other charges from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose restaurants offering food or diners ordering food through the Platforms; and
•Disruptive health events or pandemics, such as the COVID-19 pandemic and the governmental regulatory response in connection therewith, may have significant, negative economic effects on the geographic areas in which we operate, which may include impacts to ordering, carryout, dine-in or delivery habits, availability of independent contractor delivery drivers, and restaurants’ ability to receive and prepare food. Additionally, many of our markets include colleges or universities whose populations fluctuate between semesters. Temporary closures or suspension of semesters by colleges and universities in response to the COVID-19 pandemic or other health events may have a material adverse effect upon our operations and financial results.
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
In an attempt to provide relief to restaurants which have been materially and adversely impacted by closures and other governmental limitations placed on restaurant and bar activities because of the COVID-19 pandemic, several jurisdictions across the United States have implemented caps on restaurant fees charged by local food delivery logistics platforms. Thus far, these fee caps have been implemented in relatively few jurisdictions where we have operations. However, certain of these jurisdictions have implemented permanent regulations capping restaurant fees charged by food delivery logistics platforms. In addition, other jurisdictions where we operate are currently considering similar caps and others may decide to implement similar caps. If permanent fee caps, fee disclosure requirements or similar measures are more broadly implemented in jurisdictions in which we operate, our business, financial condition, and results of operations will be adversely affected.
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
Our business and growth prospects substantially depend upon the continued and increasing use of the Internet and mobile telecommunications as an effective medium of transactions by diners. Orders on the Platforms are conducted using the Internet and/or mobile networks. Historical rates of growth and adoption in Internet and mobile wireless communications may not predict future rates of growth or adoption. Diners or restaurants may not continue to use the Internet or mobile networking services to order their food at current or increased growth rates or at all. Consumers in our industry (and in others) may reject the use of the Internet and mobile applications as a viable platform or resource for a number of reasons in the future, including:
•actual or perceived lack of security of information or privacy protection;
•possible disruptions, computer viruses or other damage to Internet servers, users’ computers or mobile applications;
•excessive governmental regulation; and
•unacceptable delays due to actual or perceived limitations of wireless networks.
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
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple markets for our services would be affected rather than a single market. We cannot assure that all food items will be properly maintained during delivery to diners or that the independent contractor drivers will identify food that is problematic upon pickup. If diners become ill from food-borne illnesses, we and/or restaurants on our Platforms could be forced to temporarily suspend service. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to litigation and/or regulation by applicable governmental authorities.
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
In connection with the Cape Payment Acquisition, we receive certain revenue from financial institutions that provide services to customers operating in the cannabis industry, which may expose us to changes related to the enforcement of federal law on cannabis.
In August 2021, we acquired substantially all of the assets of the Cape Payment Companies with respect to their business operations. As such, we facilitate merchant—including state licensed cannabis businesses—access to third-party payment processing solution providers and/or financial institutions (e.g., payment processors, banks and credit unions) that are willing to service them. For these referral services, we are paid exclusively by the financial institutions and/or Providers—never by the merchants—on a monthly or bi-monthly basis based on the volume of transactions the financial institutions and/or Providers perform for the merchants. Any risks related to the cannabis industry that may adversely affect the clients and potential clients of these Providers and/or financial institutions may, in turn, adversely affect us. Specific risks we might face include, but are not limited to, the following:
Cannabis remains illegal under United States federal law
Cannabis is a Schedule-I controlled substance under the Controlled Substances Act, or CSA (21 U.S.C. § 846), and is illegal under federal law. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the U.S. and a lack of safety for the use of the drug under medical supervision. The concepts of “medical cannabis” and “adult-use cannabis” do not exist under U.S. federal law. It remains illegal under federal law to grow, cultivate, sell or possess cannabis for any purpose or to assist or conspire with those who do so. Even in those states where the use of cannabis has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of cannabis is not preempted by state laws that legalize its use, strict enforcement of federal law regarding cannabis could adversely affect our operations and financial performance.
Businesses that are not directly engaged in the cannabis industry, but that transact business with cannabis companies, also face at least a theoretical risk of being prosecuted for a violation of the CSA. In addition, such transactions may result in alleged violations of anti-money laundering and racketeering laws, 18 U.S.C. §§ 1961 et seq., among other federal laws and regulations. In light of our receiving revenue from financial institutions and/or Providers that provide services directly to businesses that violate the CSA—and that such business operations will continue—there is a theoretical risk that we could be prosecuted as a co-conspirator with, or for aiding and abetting, other parties’ violations of the CSA.
Uncertainty of federal enforcement
On January 4, 2018, Attorney General Sessions rescinded the previously issued memoranda (the “Cole Memoranda”) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against cannabis businesses that comply with state cannabis laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws, including but not limited to the CSA, regarding cannabis. Under previous administrations, the DOJ indicated that those users and suppliers of cannabis who complied with state laws, which required compliance with certain criteria, would not be prosecuted. Attorney General Sessions issued a memorandum (“Sessions Memorandum”) to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to cannabis enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Thus, federal prosecutors were free then (and continue to be free) to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. Following Mr. Sessions’ resignation, William Barr was eventually appointed to the role. During his Senate confirmation hearing, Mr. Barr stated that he disagreed with efforts by states to legalize cannabis, but would not go after cannabis companies in states that legalized it under Obama administration policies. He stated further that he would not upset settled expectations that have arisen as a result of the Cole Memoranda. Federal enforcement of cannabis-related activity remained consistent with the priorities outlined in the Cole Memoranda throughout Attorney General Barr’s tenure.
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
Regarding medical cannabis specifically, it has largely been shielded from federal enforcement actions by acts of the United States Congress in the form of what is commonly called the “Joyce-Blumenauer Amendment,” which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state-level, subject to the United States Congress restoring such funding. This amendment has always applied solely to medical cannabis programs, and has no effect on pursuit of recreational cannabis activities. The amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. A pair of recent stopgap spending bills continued the protections for the medical cannabis marketplace and its lawful participants from interference by the U.S. DOJ, with the most recent extension effective through February 18, 2022. President Biden became the first U.S. President to recommend that the amendment be extended when he proposed continuing it as part of his 2022 budget.
In July 2020, the House of Representatives passed the “Blumenauer-McClintock-Norton-Lee amendment,” to the Commerce, Justice, Science (CJS) Appropriations bill. That amendment proposed continuing the Joyce-Blumenauer Amendment’s protections for state medical cannabis programs and extending those protections to include recreational programs in states where recreational cannabis is legal. The amendment was not included in the final spending bill, so at this time the protections afforded by the Joyce-Blumenauer Amendment apply only to medical cannabis programs.
Should the Joyce-Blumenauer Amendment language not be extended beyond February 18, 2022, there can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law.
Unless and until the federal government changes the CSA with respect to its treatment of cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that U.S. federal authorities may choose to enforce current federal law that criminalizes cannabis. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected.
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
There is no certainty as to how the U.S. DOJ, Federal Bureau of Investigation and other government agencies will handle cannabis matters in the future. The Company regularly monitors the activities of the current administration in this regard.
Banking laws and regulations could limit access to banking services and expose us to risk
Our receipt of payments from third-party financial institutions and/or Providers providing services for customers engaged in state-legal cannabis operations could also subject those institutions to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act (“BSA”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Racketeer Influenced and Corrupt Organizations Act (RICO), and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government.
By receiving payments from these third-party financial institutions and/or Providers based on revenues derived by those institutions from federally illegal cannabis businesses, we arguably are “indirectly” obtaining property derived from unlawful activity. Accordingly, prosecutors could argue that we violate federal anti-money laundering statutes (“MLCA”) in the course of providing services to cannabis-related businesses.
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
Further, many banks refuse to provide banking services to businesses involved in the cannabis industry due to the present state of federal laws and regulations governing financial institutions. Additionally, some courts have denied cannabis-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to us. Accordingly, we may experience difficulties in obtaining and maintaining regular banking and financial services because of the activities of the clients of third-party financial institutions and Providers, which may in turn adversely affect our business.
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
This growth strategy is contingent, in part, upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth in this particular market could be restricted or negatively impacted.

We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect our business in this particular market.
Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal under state law, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. Federal actions against individuals or entities engaged in the cannabis industry or a repeal or failure to re-authorize laws or protections like the Joyce-Blumenauer Amendment could adversely affect our business, results of operations, financial condition and prospects.
Multiple states and local jurisdictions currently impose special taxes or fees on businesses in the cannabis industry. We are aware that additional jurisdictions are considering adding such taxes. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. Should such special taxes or fees be adopted, this could have a material adverse effect upon our business, results of operations, financial condition or prospects.
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
Our operations in the U.S. cannabis market as a result of the assets acquired from the Cape Payment Companies may become the subject of heightened scrutiny
For the reasons set forth above, these operations in the U.S., and any future operations in this particular market may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the U.S. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to exploit this acquisition.
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

Our operations as a result of the Cape Payment Acquisition may expose us to risk under state money transmitter laws and regulations.
The Cape Payment Companies have not historically obtained state money transmitter licenses in connection with facilitating merchant access to Providers or financial institutions based on the position that the Cape Payments Companies themselves do not engage in the business of money transmission. However, certain state money transmitter licensing laws cover persons that advertise, solicit or hold themselves out as providing money transmission. Governmental authorities may interpret their money transmitter licensing laws overly broad, inquire about the licensing status of the Cape Payments Companies, assert that the Cape Payment Companies should be licensed based on the results of their inquiries, and seek to take enforcement action against the Cape Payment Companies, including assessing monetary fines, for purported past unlicensed activities. In response, the Cape Payments Companies may contest the governmental authority’s assertion or action, obtain the license, or cease doing business in the subject state. Such inquires may adversely affect our business and operations, including, the payments of fines, the cost to comply with state money transmitter laws, the loss of revenue from ceasing business in any state, and the impairment of our ability to raise additional capital.
The market facilitating the entry into merchant agreements by and between merchants and third-party payment processing solution providers is highly competitive and has relatively low barriers to entry.
Competitors have established a sizable market share in the merchant acquiring sector and service more clients than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share. Many of our competitors have substantially greater financial, technological, and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive third-party solutions. They also may be able to offer and provide third-party products and services that we do not offer. Additionally, larger financial institutions may decide to perform in-house some or all of the services we provide or could provide, which may afford them with a competitive advantage in the market. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.
In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because our standing arrangements and agreements with third-party payment processing solution providers typically contain no purchase or sale obligations and are terminable by either party upon no or relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key vendors as they adapt to changes in the market.
If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsors.
We do not directly access the payment card networks, such as Visa and Mastercard. Accordingly, we must rely on banks or other payment processors to process transactions. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. Accordingly, we, our bank sponsors and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.
If we or our bank sponsors fail to comply with the applicable rules and requirements of the Visa or Mastercard payment networks, Visa or Mastercard could suspend or terminate our member registration or certification.
Consolidation in the banking and financial services industry could adversely affect our business, results of operations and financial condition.
Consolidations have been, and continue to be, active in the banking and financial services industry. It is possible that larger financial institutions that result from consolidations will have increased bargaining power when negotiating, which could result in less favorable contractual terms for us. Larger financial institutions resulting from consolidations may also decide to perform in-house some or all of the services we provide or could provide. These foregoing matters could have an adverse effect on our business, result of operations and financial condition.

We are subject to economic and political risk, the business cycles of third parties and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic, increased gasoline prices, the Ukrainian conflict, inflation and other macroeconomic factors, supply chain disruptions or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If merchants make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, there are fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operations.
A decline in the use of cards as payment mechanisms for consumers and businesses or adverse developments in the electronic payment industry in general could adversely affect our business, financial condition and operating results.
If consumers and businesses do not continue to use cards as payment mechanisms for their transactions or if the mix of payments among the types of cards changes in a way that is adverse to us, it could have a material adverse effect on our financial condition and results of operations. Regulatory changes may also result in the charging of additional fees for use of credit or debit cards, thereby impacting use of electronic payments. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such an incident.
Risks Related to Ownership of Our Securities
If we fail to continue to meet all applicable Nasdaq listing requirements, and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease significantly.
Nasdaq listing requirements include the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. On January 26, 2022, we received written notice from Nasdaq indicating that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until July 25, 2022, to regain compliance with the Bid Price Rule. If at any time before July 25, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.
If we fail to regain compliance with this closing bid price requirement, our common stock could be delisted from Nasdaq. If this were to occur, trading of our common stock would most likely take place in an over-the-counter market for unlisted securities. This could impact our ability to raise capital. Moreover, an investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock in an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our securities, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.
The market price of our common stock may be volatile and could decline.
The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the factors that could affect our stock price are:
•industry or general market conditions;
•domestic and international political and economic factors unrelated to our performance;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in or failure to meet publicly disclosed expectations as to our future financial performance;
•changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•action by institutional stockholders or other large stockholders, including sales of large blocks of common stock;
•lack of institutional investors;
•speculation in the press or investment community;
•changes in investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;
•changes in our capital structure, such as future sales of our common stock or other securities;
•changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics; and
•additions or departures of key personnel.
The stock markets have experienced extreme volatility over time that has been unrelated to the operating performance of particular companies. From January 1, 2021 to March 3, 2022, the closing price of our common stock has ranged from a high of $4.14 per share to a low of $0.41 per share. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has sometimes been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
We have broad discretion in the use of the net proceeds from our ATM Program and, despite our efforts, we may use the net proceeds in a manner that does not increase the value of a stockholder’s investment.
We currently intend to use the net proceeds from our ATM Program for working capital and general corporate purposes, including sales and marketing expenses, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own. Our management has broad discretion over the use and investment of the net proceeds from our ATM Program, and, accordingly, investors in the offering rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning our specific intentions. These proceeds could be applied in ways that do not improve our operating results or increase the value of a stockholder’s investment.
We have sold and plan to sell additional shares of our common stock in at-the-market offerings and investors who buy shares of our common stock at different times will likely pay different prices.
Investors who purchase shares of our common stock in at-the-market offerings at different times will likely pay different prices and may experience different outcomes in their investment results. We have discretion, subject to the effect of market conditions, to vary the timing, prices, and numbers of shares sold in our ATM Program. Investors may experience a decline in the value of their shares of our common stock. The trading price of our common stock may be volatile and subject to wide fluctuations. While we plan to raise additional funds through our ATM Program, there is no assurance that we will raise any additional funds and/or that we will continue to meet the eligibility requirements for at-the-market or similar offerings.

Future sales of a substantial number of shares by existing stockholders could cause our share price to decline.
Sales of substantial amounts of our common stock in the public market, including our ATM Program, or the perception that these sales could occur, could cause the market price of our common stock to decline. Substantially all of our outstanding shares of common stock are eligible to be sold into the public market without restrictions, subject to compliance by employees and directors with the Company’s insider trading policy for such parties that are covered thereby. Significant sales of our common stock could cause our share price to decline.
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
Our Charter includes a number of provisions that may discourage, delay or prevent a change in our management or control over us. For example, our Charter includes the following provisions:
•a staggered board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board of directors (the “Board”);
•the ability of our Board to issue preferred stock, which could contain features that delay or prevent a change of control;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that the removal of directors by the stockholders be approved by the affirmative vote of holders of at least 75% of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors, which limits the ability of stockholders to remove directors;
•the requirement that the adoption, amendment, alteration or repeal of the bylaws by stockholders be approved by the affirmative vote of at least 75% of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors and the requirement that the amendment or repeal of certain provisions of our certificate of incorporation be approved by the affirmative vote of at least 75% of the outstanding shares entitled to vote thereon, which limit the ability of stockholders to effect corporate governance changes; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
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
Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:
•derivative action or proceeding brought on the Company’s behalf;
•action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to the Company or its stockholders;
•action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our Bylaws; or
•other action asserting a claim against the Company that is governed by the internal affairs doctrine.
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
In November 2018, we issued Debt Warrants to Luxor Capital. The Debt Warrants are currently exercisable for 574,704 shares of our common stock with an exercise price of $8.70 per share. In addition, the Notes are convertible into up to 5,690,129 shares of common stock. In 2020, we issued our chief executive officer an option to purchase 9,572,397 shares of common stock at an exercise price of $0.37 per share, and in 2021 we issued him 3,134,325 performance-based restricted stock units and 3,500,000 time-based vesting restricted stock units. The shares of common stock issued upon exercise of these derivative securities (and restricted stock grants) and/or conversion of the Notes will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. Other equity-based awards were issued in 2021 that also could result in dilution and increased shares also eligible for resale in the public market. See Part II, Item 8, Note 10 - Debt, for the definitions of Notes and Luxor Capital, Part II, Item 8, Note 13 – Stock-Based Awards and Cash-Based Awards for a description of Mr. Grimstad’s option and other awards, and Part II, Item 8, Note 14 – Stockholders’ Equity, for the definition of Debt Warrants.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties consist of leased facilities for key administrative, operational and technology functions. Our corporate headquarters are located in Lafayette, Louisiana. We consider our current facilities suitable for their purpose and adequate to support our business. Additional information relative to lease obligations is included in Part II, Item 8, of this Form 10-K.
Item 3. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4.7 million in cash on July 1, 2021. The Settlement payment is included in other expense in the consolidated statement of operations for the year ended December 31, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800,000.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs assert claims for breach of contract, violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety. While subject to Court approval, key terms of the proposed settlement include a total potential settlement fund of $2.5 million of Company shares of common stock (“Gross Settlement Amount”), which will resolve the claims of the class members, attorneys’ fees, costs, and incentive awards to the named plaintiffs. Plaintiffs’ counsel will seek Court approval for attorneys’ fees of 1/3 of the total amount of the settlement fund and an additional $40,000 in expenses, with the balance of the Gross Settlement Amount available for distribution to members of the settlement classes that file valid claims. The Company accrued a $1.25 million reserve in connection with this lawsuit during the fourth quarter of 2021. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet for the year ended December 31, 2021 and in other expenses in the consolidated statement of operations for the year ended December 31, 2021.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court has heard oral argument on that motion, and has taken the motion under advisement. No discovery has commenced as of the date hereof. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.
In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood. See Risk Factors – “We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability and expenses for legal claims from the normal course of business activities.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock began trading on Nasdaq under the symbol “WTRH” on November 16, 2018. Prior to the consummation of the Landcadia Business Combination, the common equity of Landcadia Holdings, Inc. (the SPAC) was traded on Nasdaq under the symbol “LCA.” As of the close of business on February 10, 2022, there were approximately 9,607 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories. The market for our common stock is volatile and subject to fluctuations, as the closing bid price between January 1, 2021 through March 3, 2022 has ranged from a high of $4.14 per share to a low of $0.41 per share.
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
Issuer Purchases of Equity Securities
During the three months and year ended December 31, 2021, the Company did not repurchase any of its common stock.
Company Stock Performance Graph
The following graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to the Nasdaq Composite Index and the RDG Internet Composite Index. The

information is included for historical comparative purposes only and should not be considered indicative of future stock performance.
The graph compares total cumulative shareholder returns during the period from December 31, 2016 through December 31, 2021. The cumulative total returns for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

400
300
200
100
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
WTRH
NASDAQ Composite
RDG Internet Composite

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
ATM Offerings
In August 2021 and November 2021, the Company entered into open market sale agreements with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, through Jefferies LLC (“Jefferies”) as its sales agent. The issuance and sale of shares by the Company under the agreements were made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. Details of sales through December 31, 2021 pursuant to the ATM Program are included in the table below. As of December 31, 2021, approximately $48.6 million remained unsold under the November

2021 ATM Program. See Note 18 - Subsequent Events for details regarding sales pursuant to the ATM Program in January 2022.

	August 2021 ATM Program	November 2021 ATM Program	Total
Maximum aggregate offering price (in thousands)	$30,000	$50,000
Total shares sold	24,322,975	1,679,631	26,002,606
Average sales price per share	$1.23	$0.83	$1.21
Gross proceeds (in thousands)	$30,000	$1,398	$31,398
Net proceeds (in thousands)	$29,535	$1,359	$30,894
Unregistered Sales of Equity Securities
None.
Item 6. [Reserved]
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
Overview
Waitr operates online ordering technology Platforms, including the Waitr, Bite Squad and Delivery Dudes mobile applications. On March 11, 2021, we completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market. Our technology platform provides delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate. Our business has been built with a merchant-first philosophy by providing differentiated and brand additive services to merchants on the Platforms. These merchants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales. Our Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience.
Waitr is also engaged in the business of facilitating the entry into merchant agreements by and between merchants and third-party payment processing solution providers. Revenue from such services primarily consists of residual payments received from third-party payment processing solution providers, based on the volume of transactions a payment processing solution provider performs for the merchant.
During the first half of 2021, we expanded the Company’s market presence in the on-demand delivery service sector in South Florida through the acquisition of Delivery Dudes as well as the launch of new markets in numerous cities and towns in and around our core markets and added a variety of national brands to the Platforms. While we continued to strengthen our market presence in the on-demand delivery sector during the second half of 2021, we also focused our efforts on further supplementing our offerings and diversifying the Company beyond third-party food delivery. Our acquisition of the Cape Payment Companies in August 2021 was an important step in pursuing our overall growth strategy, positioning the Company to offer a full suite of third-party payment processing solutions to its current base of merchants and expanding this offering to future merchants.

On December 17, 2021, the Company announced that it had entered into a non-binding letter of intent (“LOI”) to acquire Retail Innovation Labs Inc. dba Cova (“Cova”). The parties mutually agreed on March 10, 2022 that they are no longer pursuing a business combination as contemplated in the LOI (and as announced in December 2021), but continue to discuss a potential business relationship involving facilitating Cova customers access to third parties that provide payment processing solutions. The Company believes that such an arrangement can be mutually beneficial and will allow both parties to continue to execute their respective business strategies without affecting a business combination. These discussions remain preliminary and there can be no assurance that a definitive agreement with respect to this arrangement will be entered into or consummated in the near term or at all.
Additionally, in accordance with our previously announced rebranding strategy and the goal of better unifying our current and future service offerings, we acquired the “ASAP.com” domain name and several related domains. In conjunction with these domain acquisitions, we have also reserved the Nasdaq trading symbol “ASAP.” We expect that “ASAP” will serve as the foundation of our brand moving forward, as we believe it better embodies the future direction of our Company.
At December 31, 2021, we had over 26,000 restaurants, in approximately 1,000 cities, on the Platforms. Average Daily Orders for the years ended December 31, 2021, 2020 and 2019 were approximately 32,859, 39,071 and 51,156, respectively, and revenue was $182,194, $204,328 and $191,675, respectively.
Management Appointments
In September 2021, Armen Yeghyazarians was appointed to the position of Chief Accounting Officer of the Company, in January 2022, Timothy Newton was appointed Chief Technology Officer and in February 2022, Matthew Coy was appointed Chief Information Officer.
Impact of COVID-19 on our Business
We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on order volumes during such period. However, we also believe the stimulus payments resulted in increased driver labor costs as we were faced with challenges in maintaining an appropriate level of driver supply. In addition, early in the COVID-19 pandemic, we experienced an increase in revenue and orders due to increased consumer demand for delivery and more restaurants using our platform to facilitate both delivery and take-out. During the second and third quarters of 2021, we believe the impact of the stimulus payments on our order volumes began to decrease.
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
To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2021 Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Nasdaq Compliance

On January 26, 2022, we received written notice from Nasdaq Listing Qualifications staff (the “Staff”) of Nasdaq, indicating that the minimum bid price of our common stock has closed at less than $1.00 per share over the last 30 consecutive business days and, as a result, did not comply with Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, the “Bid Price Rule”.
The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Listing Rule 5810(c)(3)(A), we are being provided 180 calendar days, or until July 25, 2022, to regain compliance with the Bid Price Rule. If at any time before July 25, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.
If we fail to regain compliance with the Bid Price Rule before July 25, 2022, but meet certain other applicable standards, the Company may be eligible for additional time to comply with the Bid Price Rule. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we are not eligible for an additional grace period, the Company will receive notification from the Staff that its securities are subject to delisting. The Company may then appeal the delisting determination to a Nasdaq Listing Qualifications Hearings Panel.
The Company is actively taking steps to regain compliance with the Nasdaq Listing Rules, including actively monitoring the bid price for its common stock between now and July 25, 2022 and considering available options to resolve the deficiency and regain compliance with the Bid Price Rule, including a reverse stock split.
Significant Accounting Policies and Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, along with related disclosures. We regularly assess these estimates and record changes to estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ from estimates. For a description of our significant accounting policies, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Significant accounting policies including critical accounting estimates and judgements relied upon in preparing these consolidated financial statements include the following:
Revenue recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue recognition involves judgement in determining whether we are the principal or the agent in the transaction. The majority of our revenue includes transaction fees from restaurants and fees from diners when diners place an order on one of the Platforms. We have determined that the Company is an agent of the restaurant and the diner in the transaction and accordingly, we recognize transaction fees earned on a net basis. The Company acts as an agent for the restaurant in facilitating the sale of products to the diners through our Platform and the diner uses our Platform to identify restaurants and place an order from the restaurant. The Company has no control over the items prior to them being transferred to the diner, and only facilitates the order by the diner from the restaurant. The assessment of whether we are considered principal or agent could impact the accounting for certain payments to restaurants and diners and change the amount of revenue recognized.
In connection with revenue generated from services for facilitating access to third-party payment processing solution providers, we have determined that the Company is an agent in these arrangements and accordingly, we recognize revenue earned from third-party payment processing referral fees on a net basis. The Company acts as an agent of the third-party payment processor in establishing the relationship between the payment processor and merchant. The third-party payment processor is considered the customer of the Company as no direct contract exists with between the merchant and the Company.
Business combinations
The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the net assets acquired is recorded as goodwill.
In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods and makes certain assumptions, including projections of future events and operating performance. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the net assets acquired are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
Goodwill and other intangible assets, including valuation and recoverability
Goodwill represents the excess purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business combinations. As discussed above, determining the value of goodwill and intangible assets requires the Company to make significant assumptions, including projections of future events and operating performance. Estimates of fair value are inherently uncertain, and as a result, actual results may differ from estimates. The Company conducts its goodwill impairment test annually as of October 1, or more frequently if indicators of impairment exist. Additionally, the Company reviews the recoverability of its long-lived assets, including acquired technology, capitalized software costs, and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.
The Company has a significant amount of goodwill associated with previous acquisitions, including $106,734 from the Bite Squad Merger, $14,343 from the Delivery Dudes Acquisition and $9,547 from the Cape Payment Acquisition. The Company has determined there was no goodwill impairment during the year ended December 31, 2021.
Useful lives of tangible and intangible assets
Estimating the useful lives of tangible and intangible assets requires judgment. For example, different types of assets will have different useful lives, influenced by the nature of the asset, competitive environment, and rate of change in the industry. Additionally, certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact the determination of the amortization period of the asset, and thus net income.
Stock-based compensation
The Company measures compensation expense for all stock-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period for awards expected to vest. In the case of an award pursuant to which a performance condition must be met for the award to vest, no stock-based compensation cost is recognized until such time as the performance condition is considered probable of being met, if at all. The fair value of restricted shares is typically determined based on the closing price of the Company’s stock on the date of grant. The Company uses an option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model requires judgment and is affected by the Company’s estimated common stock value, as well as assumptions regarding a number of other complex and subjective variables, including risk-free rate and volatility of the Company’s stock price and expected term. If any of the assumptions used in the option-pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted.
The Company recognized total stock-based compensation expense of $7,974 for the year ended December 31, 2021. As of December 31, 2021, there was $14,854 of unrecognized stock-based compensation expense related to unvested time-based restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Unrecognized stock-based compensation expense related to stock options was immaterial as of December 31, 2021.
Loss contingencies
The Company is involved in various legal proceedings that arise from the normal course of business activities. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount of the loss or a range of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. The outcome of legal matters and litigation is inherently uncertain. As a result, the outcome of matters in which we are involved could result in unexpected expenses and liability that could adversely affect our operations.

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
Insurance reserves
The Company maintains insurance coverage for business risks in customary amounts believed to be sufficient for our operations, including, but not limited to, workers’ compensation, auto and general liability. These plans contain various self-insured retention levels for which we provide accruals based on the aggregate of the liability for claims incurred and an estimate for claims incurred but not reported. We review our estimates of claims costs at each reporting period and adjust our estimates when appropriate. Ultimate loss results may differ from our estimates, which could result in losses over our reserved amounts. We use third-party actuarial specialists to assist in estimating our claims costs. As of December 31, 2021 and 2020, $4,305 and $4,697, respectively, in outstanding workers’ compensation and auto policy reserves are included in the consolidated balance sheet.
Loss exposure related to claims
The Company has an outstanding medical contingency claim (the “Medical Contingency”) which is measured at fair value using various unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimate. The Company engaged third-party actuaries to assist in estimating the fair value of the Medical Contingency. The inputs used in the measurement, particularly life expectancy and projected medical costs, were sensitive inputs to the measurement and changes to either could have resulted in significantly higher or lower fair value measurements. See Part II, Item 8, Note 12 – Commitments and Contingent Liabilities and Note 15 - Fair Value Measurements for additional details. During the three months ended September 30, 2021, as a result of the death of the individual associated with the Medical Contingency, there was a change in accounting estimate of the total outstanding liability. The estimated loss exposure was updated to reflect the liability for remaining unpaid medical expenses and dependent death benefits and reflects the Company's assumptions regarding such expenses.
The Medical Contingency totaled $17,435 as of December 31, 2020. The change in estimate of the Medical Contingency totaled $16,715 and was recognized as other income in the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, the Medical Contingency totaled $423. The inputs required significant judgments and estimates at the time of the initial valuation of the Medical Contingency.
Recently Adopted Accounting Standards and Pending Standards
For a description of accounting standards adopted during the year ended December 31, 2021, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Also described in Note 2 are pending standards and their estimated effect on our consolidated financial statements.
Through year-end 2020, we qualified as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Effective January 1, 2021, we are no longer an emerging growth company. Accordingly, for fiscal year 2021, we are required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting (see Item 9A).
Factors Affecting the Comparability of Our Results of Operations
Acquisitions. The Bite Squad Merger, Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805, and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) has been recorded as goodwill on our consolidated balance sheet as of December 31, 2021. The results of operations of Bite Squad, Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates, January 17, 2019, March 11, 2021 and August 25, 2021, respectively.
In connection with the Delivery Dudes Acquisition and Cape Payment Acquisition, the Company incurred direct and incremental costs of $1,614 during the year ended December 31, 2021, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such period. During the year ended December 31, 2019, the Company incurred direct and incremental costs of $6,956, including debt modification expense of $375, related to the acquisition of Bite Squad.
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
Goodwill and Intangible Asset Impairments. During the year ended December 31, 2019, we recognized non-cash impairment charges totaling $191,194 to write down the carrying values of goodwill and intangible assets to their implied fair values, as a result of our annual goodwill impairment analysis, which concluded that the fair value of the reporting unit at such time (the Company) was less than its carrying amount. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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
Acquisition Pipeline. We continue to maintain and evaluate an active pipeline of potential acquisition targets and may pursue acquisitions in the future, both in the restaurant delivery space as well as other verticals, such as payments and other complimentary businesses. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.
Key Factors Affecting Our Performance
Efficient Market Expansion and Penetration. Our continued revenue growth and improved cash flow and profitability is dependent on successful restaurant, diner and driver penetration of our markets and achieving our targeted scale in current and future markets. Failure in achieving our targeted scale could adversely affect our working capital, which in turn, could slow our growth plans. Our financial condition, cash flows, and results of operations depend, in significant part, on our ability to achieve and sustain our target profitability thresholds in our markets.
Our Restaurant, Diner and Driver Network. A significant part of our growth is our ability to successfully expand our network of restaurants, diners and independent contractor drivers using the Platforms. If we fail to retain existing restaurants, diners and independent contractor drivers using the Platforms, or to add new restaurants, diners and independent contractor drivers to the Platforms, our revenue, financial results and business may be adversely affected.

Key Business Metrics
Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:
Active Diners. We count Active Diners as the number of unique diner accounts from which an order has been placed through the Platforms during the past twelve months (as of the end of the relevant period) and consider Active Diners an important metric because the number of diners using our Platforms is a key revenue driver and a valuable measure of the size of our engaged diner base.
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

	Year Ended December 31,
Key Business Metrics(1)	2021	2020	2019
Active Diners (as of period end)	1,671,437	1,865,194	2,352,007
Average Daily Orders	32,859	39,071	51,156
Gross Food Sales (dollars in thousands)	$542,447	$598,616	$663,919
Average Order Size (in dollars)	$45.23	$41.86	$36.15
_______________
(1)The key business metrics include the operations of Bite Squad and Delivery Dudes beginning on their respective acquisition dates, January 17, 2019 and March 11, 2021.
Basis of Presentation
Revenue
We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Delivery Transaction Fees. Additionally, effective August 25, 2021, we generate revenue by facilitating access to third-party payment processing solution providers.
Cost and Expenses:
Operations and Support. Operations and support expense consists primarily of salaries, benefits, stock-based compensation, and bonuses for employees engaged in operations and customer service, as well as territory managers, market success associates, restaurant onboarding, and driver logistics personnel, and payments to independent contractor drivers for delivery services. Operations and support expense also includes payment processing costs incurred on customer orders and the cost of software and related services providing support for diners, restaurants and drivers.
Sales and Marketing. Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for personnel supporting sales and marketing efforts, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display advertisements, sponsorships and print marketing.

Research and Development. Research and development expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platforms, net of costs capitalized for the development of the Platforms. This expense also includes such items as software subscriptions that are necessary for the upkeep and maintenance of the Platforms.
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
Other Expenses (Income) and Losses (Gains), Net. Other expenses (income) and losses (gains), net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including accrued legal settlements and contingencies and the change in estimate for the Medical Contingency.
Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Year Ended December 31,
(in thousands, except percentages(1))	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue	$182,194	100%	$204,328	100%	$191,675	100%
Costs and expenses:
Operations and support	108,599	60%	109,240	53%	147,759	77%
Sales and marketing	19,198	11%	12,242	6%	52,370	27%
Research and development	4,156	2%	4,262	2%	7,718	4%
General and administrative	45,042	25%	42,982	21%	56,862	30%
Depreciation and amortization	12,429	7%	8,377	4%	15,774	8%
Goodwill impairment	—	—%	—	—%	119,212	62%
Intangible and other asset impairments	186	—%	30	—%	73,251	38%
Loss on disposal of assets	158	—%	20	—%	36	—%
Total costs and expenses	189,768	104%	177,153	87%	472,982	247%
Income (loss) from operations	(7,574)	(4%)	27,175	13%	(281,307)	(147%)
Other expenses (income) and losses (gains), net:
Interest expense	7,074	4%	9,458	5%	9,408	5%
Interest income	—	—%	(102)	—%	(1,037)	(1%)
Other (income) expense	(9,443)	(5%)	1,861	1%	1,547	1%
Net income (loss) before income taxes	(5,205)	(3%)	15,958	8%	(291,225)	(152%)
Income tax expense	24	—%	122	—%	81	—%
Net income (loss)	$(5,229)	(3%)	$15,836	8%	$(291,306)	(152%)
_______________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the years ended December 31, 2021 and 2020. Details of results of operations for the year ended December 31, 2019 can be found under Part II, Item 7,

Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Annual Report on Form 10-K. The results of operations of Bite Squad, Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on their respective acquisition dates, January 17, 2019, March 11, 2021 and August 25, 2021 (see Part II, Item 8, Note 4 – Business Combinations of this Form 10-K).
Revenue

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Revenue	$182,194	$204,328	$191,675	(11%)	7%
Revenue decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of decreased order volumes. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in such period as well as revenue from the Cape Payment Companies and Delivery Dudes acquisitions, beginning on their respective acquisition dates. The Average Order Size was $45.23 for the year ended December 31, 2021, compared to $41.86 for the year ended December 31, 2020, an improvement of 8%.
Operations and Support

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Operations and support	$108,599	$109,240	$147,759	(1%)	(26%)
As a percentage of revenue	60%	53%	77%
As a percentage of revenue, operations and support expenses were higher in the year ended December 31, 2021 compared to the year ended December 31, 2020 as we strategically invested in our customer, driver and restaurant support operations.
Sales and Marketing

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Sales and marketing	$19,198	$12,242	$52,370	57%	(77%)
As a percentage of revenue	11%	6%	27%
Sales and marketing expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily attributable to increased digital advertising as we further invested in market expansion as well as solidifying our presence in existing territories. Additionally, sales and marketing expense during the year ended December 31, 2021 includes referral agent commission expense related to the Cape Payment Companies acquisition.
Research and Development

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Research and development	$4,156	$4,262	$7,718	(2%)	(45%)
As a percentage of revenue	2%	2%	4%

Research and development expense decreased in dollar terms in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the capitalization of increased software development costs as further product features and functionality were incorporated into the Platforms. Partially offsetting the decrease were expenses related to the hiring of product and engineering personnel to further refine our Platforms. Research and development expense as a percentage of revenue remained flat for the year ended December 31, 2021 in relation to the comparable 2020 period.
General and Administrative

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
General and administrative	$45,042	$42,982	$56,862	5%	(24%)
As a percentage of revenue	25%	21%	30%
General and administrative expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2021 compared to December 31, 2020, primarily due to increased stock-based compensation expense and recruiting costs primarily associated with hiring software development personnel, partially offset by decreased insurance expense.
Depreciation and Amortization

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Depreciation and amortization	$12,429	$8,377	$15,774	48%	(47%)
As a percentage of revenue	7%	4%	8%
Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Acquisition.
Intangible and Other Asset Impairments

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Intangible and other asset impairments	$186	$30	$73,251	520%	(100%)
As a percentage of revenue	—%	—%	38%
During the years ended December 31, 2021 and 2020, the Company recognized intangible and other asset impairments for previously capitalized software development costs.
Other Expenses (Income) and Losses (Gains), Net

	Year Ended December 31,			Percentage change
	2021	2020	2019	2020 to 2021	2019 to 2020
	(dollars in thousands)
Other expenses (income) and losses (gains), net	$(2,369)	$11,217	$9,918	(121%)	13%
As a percentage of revenue	(1)%	5%	5%
Other expenses (income) and losses (gains), net for the year ended December 31, 2021 primarily consisted of $16,715 of income from the change in estimate of the Medical Contingency, $4,700 of other expense for a legal settlement,

$1,250 of other expense for an accrued legal contingency and $6,917 of interest expense associated with the Term Loan and Notes. Other expenses (income) and losses (gains), net for the year ended December 31, 2020 primarily consisted of $9,318 of interest expense associated with the Term Loan and Notes and a $1,023 stock-based compensation expense accrual related to the settlement of a lawsuit. See Part II, Item 8, Note 10 – Debt for definitions of Term Loan and Notes, and Note 12 - Commitments and Contingent Liabilities for additional details on the Medical Contingency and accrued legal contingency.
Income Tax Expense
Income tax expense for the years ended December 31, 2021 and 2020 was $24 and $122, respectively, entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had cash on hand of $60,111. Our primary sources of liquidity have been cash flow from operations and proceeds from the issuance of stock in fiscal 2021 and 2020.
During 2021, we made investments in our business with numerous new market launches and the Delivery Dudes Acquisition, expanding our scope of delivery in multiple small and medium sized markets. Additionally, a key step in pursuing our overall growth strategy is to offer through third parties a full suite of payment processing services to our current base of merchants. The Delivery Dudes Acquisition included $11,500 in cash, subject to certain purchase price adjustments, and 3,562,577 shares of the Company’s common stock. The Cape Payment Acquisition included $12,000 in cash, subject to certain purchase price adjustments, 2,564,103 shares of the Company’s common stock and an earnout provision valued at $1,686 as of the acquisition date.
In August and November 2021, we entered into amended and restated open market sale agreements with respect to our ATM Program. From August 31 through December 17, 2021, we fully sold the $30,000 available under the August 2021 ATM Program, including 24,322,975 shares of the Company’s common stock. Pursuant to the November 2021 ATM Program, we sold 1,679,631 shares of the Company’s common stock as of December 31, 2021 for gross proceeds of $1,398, and from January 1, 2022 through January 7, 2022, we sold 7,907,933 shares of common stock for gross proceeds of $5,691. As of March 11, 2022, we have approximately $42,911 available under the ATM Program.
Pursuant to an amendment to the Credit Agreement in the first quarter of 2021, the Company made a $15,000 prepayment on the Term Loan on March 16, 2021. The aggregate principal amount of outstanding long-term debt totaled $84,511 as of December 31, 2021, consisting of $35,007 for the Term Loan and $49,504 of Notes. As of December 31, 2021, the Company had $3,142 of outstanding short-term loans for insurance premium financing.
We currently expect that our cash on hand and estimated cash flow from operations will be sufficient to meet our working capital needs for at least the next twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate. We may use cash on hand to repay additional debt or to acquire or invest in complementary businesses, products, services and technologies. We continually evaluate additional opportunities to strengthen our liquidity position, fund growth initiatives and/or combine with other businesses by issuing equity or equity-linked securities (in both public or private offerings) and/or incurring additional debt. However, market conditions, future financial performance or other factors may make it difficult for us to access sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds.
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
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$(2,341)	$38,445	$(73,477)
Net cash used in investing activities	(37,939)	(6,125)	(196,576)
Net cash provided by financing activities	15,685	23,069	90,030
Cash Flows Provided By (Used In) Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $2,341, compared to net cash provided by operating activities of $38,445 for the year ended December 31, 2020. The decrease in cash flows from operating activities in the year ended December 31, 2021 from the comparable 2020 period was primarily driven by a decrease in revenue and increased sales and marketing expenses, partially offset by changes in operating assets and liabilities. During the year ended December 31, 2021, the net change in operating assets and liabilities decreased net cash provided by operating activities by $4,508, primarily consisting of a decrease in accrued payroll of $2,062 and an increase in capitalized contract costs of $2,151. During the year ended December 31, 2020, the net change in operating assets and liabilities increased net cash provided by operating activities by $2,220.
The increase in net cash provided by operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 reflected the effects of the implementation of various initiatives aimed at improving operations and profitability. Additionally, net cash used in operating activities during the year ended December 31, 2019 included the payment of business combination-related expenses of $6,956.
Cash Flows Used In Investing Activities
For the year ended December 31, 2021, net cash used in investing activities consisted primarily of $25,435 for the acquisitions of Delivery Dudes and Cape Payment Companies and related intangible assets, $8,752 of costs for internally developed software and $3,006 for the acquisition of domain names during the fourth quarter of 2021 in connection with our proposed rebranding. Net cash used in investing activities for the year ended December 31, 2020 consisted primarily of $3,982 of costs for internally developed software. Net cash used in investing activities for the year ended December 31, 2019 consisted primarily of $192,568 for the acquisition of Bite Squad and $1,805 of costs for internally developed software.
Cash Flows Provided By Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities included $30,895 of net proceeds from the sales of common stock under the Company’s ATM Program and $8,671 of proceeds from short-term loans for insurance financing, less a $14,472 principal prepayment on the Term Loan and $8,256 of payments on short-term loans for insurance financing. For the year ended December 31, 2020, net cash provided by financing activities included $47,574 of net proceeds from the sales of common stock under the Company’s ATM Program and $4,753 of proceeds from short-term loans for insurance financing, less $22,594 of payments on the Term Loan and $5,632 of payments on short-term loans for insurance financing. For the year ended December 31, 2019, net cash provided by financing activities included net proceeds from the issuance of common stock of $45,823, proceeds from the issuance of the Term Loan of $42,080 and $7,875 of proceeds from a short-term loan for insurance financing, less $4,931 of payments on short-term loans for insurance financing.
Contractual Obligations and Other Commitments
At December 31, 2021, our long-term debt obligations totaled $84,511, with a maturity date of November 2023, and short-term loans for insurance financing totaled $3,142. See Part I, Item 8, Note 10 - Debt for additional details regarding our outstanding debt and related interest rates. Additionally, at December 31, 2021, we had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026 (see Part I, Item 8, Note 12 - Commitments and Contingent Liabilities).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.
Interest Rate Risk
As of December 31, 2021, we had outstanding interest-bearing long-term debt totaling $84,511, consisting of the Term Loan in the amount of $35,007 and the Notes of $49,504, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at December 31, 2021. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance levels as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting should be designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.
Our management excluded from its assessment of internal control over financial reporting as of and for the year ended December 31, 2021, the operations of the Cape Payment Companies and Delivery Dudes acquired during 2021 (collectively, the “acquired business”), which are described in Part II, Item 8, Note 4 - Business Combinations, to the consolidated financial statements. The acquired businesses represented 1% of the Company’s consolidated total assets (excluding $39.2 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 7% of consolidated revenues as of and for the year ended December 31, 2021. This exclusion is in accordance with the SEC’s guidance, which permits companies to omit an acquired business’s internal control over financial reporting from management’s assessment for up to one year after the date of acquisition.
The Company’s independent registered public accounting firm, Moss Adams LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2021, presented below in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Waitr Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waitr Holdings Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Waitr Holdings Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 11, 2022 expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to a change in the method of accounting for leases in 2021).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As disclosed in Management’s Report on Internal Control Over Financial Reporting, during 2021, the Company acquired the businesses of the Cape Payment Companies and Delivery Dudes. For the purposes of assessing internal control over financial reporting, management excluded the Cape Payment Companies and Delivery Dudes, whose financial statements constitute 1% of the Company’s consolidated total assets (excluding $39.2 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 7% of consolidated revenue, as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of the Cape Payment Companies and Delivery Dudes.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Los Angeles, California
March 11, 2022
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Item 14. Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is Moss Adams LLP, Los Angeles, California, PCAOB ID: 659.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the three years in the period ended December 31, 2021
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2021
Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2021
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.
3. Exhibits:

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of March 9, 2021, by and among Waitr Holdings, Inc., Dude Delivery, LLC, and Dude Holdings LLC (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

2.2
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, Cape Cod Merchant Services LLC, Brett Husak, and Brad Anderson (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

2.3
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, Flow Payments LLC, Eastham Holdings LLC and ProMerchant LLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

2.4
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings, Inc., Cape Payments LLC, ProMerchant LLC, Jabalah LLC and PMSB Holdings, LLC (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

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

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

Exhibit No.	Description

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

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

10.6
Amendment No. 4 to Credit and Guaranty Agreement, dated as of March 9, 2021, by and among Waitr Inc., as Borrower, Waitr Intermediate Holdings, LLC, the various lenders and Luxor Capital Group, LP, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.7
Pledge and Security Agreement, dated as of November 15, 2018, by and among Waitr Inc., Waitr Intermediate Holdings, LLC and certain subsidiaries of Waitr Inc., as Grantors, and Luxor Capital Group, LP, as Collateral Agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

Exhibit No.	Description
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

10.12
Amendment No. 4 to Credit Agreement, dated as of March 9, 2021, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.13	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.14
Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.15
Registration Rights Agreement, dated November 15, 2018, by and among the Company and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.16
Form of Registration Rights Agreement by and among Waitr Holdings Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.17
Second Amended and Restated Open Market Sale Agreement dated August 30, 2021, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 30, 2021).

10.18
Third Amended and Restated Open Market Sale Agreement dated December 17, 2021, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on December 17, 2021).

10.19
Letter Agreement, dated November 15, 2018, by and among the Company, Luxor Capital Group, LP, Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP. (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

Exhibit No.	Description
10.20*
Amended and Restated Employment Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 29, 2021).

10.21*
Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and Thomas Pritchard (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.22*
Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and David J. Cronin (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.23*
Executive Employment Agreement, dated May 28, 2020, by and between Waitr Holdings Inc. and Mark D’Ambrosio (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.24*
Executive Employment Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Leo Bogdanov (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 29, 2021).

10.25*
Amendment No. 1 to Executive Employment Agreement dated April 23, 2021, by and between Waitr Holdings Inc. and Leo Bogdanov (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

10.26*
Employment Agreement dated September 2, 2021, by and between Waitr Holdings Inc. and Armen Yeghyazarians (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

10.27*	Employment Agreement dated January 7, 2022, by and between Waitr Holdings Inc. and Timothy Newton.(1)

10.28*	Employment Agreement dated January 14, 2022, by and between Waitr Holdings Inc. and Matthew Coy.(1)

10.29*
Option Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.30*
Performance Bonus Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020).

10.31*
Restricted Stock Unit Award Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020).

10.32*	Restricted Stock Unit Award Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Carl A. Grimstad.(1)

10.33	Form of Lockup Agreement (incorporated by reference to Exhibit 10.19 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.34	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

Exhibit No.	Description
10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.36*
Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 17, 2020).

10.37*
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-37788) filed by the Company on March 8, 2021).

10.38
License, Release and Settlement Agreement, entered into as of June 22, 2021, by Waiter.com, Inc. and Waitr Holdings Inc. and Waitr Inc.(incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2021).

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Moss Adams LLP.(1)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).(1)
* Indicates a management contract or compensatory plan
(1) Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer)
March 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

Signature	Title

/s/ Carl A. Grimstad	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Carl A. Grimstad

/s/Leo Bogdanov	Chief Financial Officer (Principal Financial Officer)
Leo Bogdanov

/s/Armen Yeghyazarians	Chief Accounting Officer (Principal Accounting Officer)
Armen Yeghyazarians

/s/ Charles Holzer	Director
Charles Holzer

/s/ Buford H. Ortale	Director
Buford H. Ortale

/s/ Pouyan Salehi	Director
Pouyan Salehi

/s/ Steven L. Scheinthal	Director
Steven L. Scheinthal

/s/ William Gray Stream	Director
William Gray Stream

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Waitr Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Waitr Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Codification No. 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As disclosed in Note 4 to the consolidated financial statements, the Company acquired Dude Holdings, LLC and ProMerchant LLC, Cape Cod Merchant Services LLC, and Flow Payments LLC during 2021 (the Transactions). The Transactions were accounted for as business combinations under ASC 805. The fair value of the acquired intangible assets of both acquisitions was $14.5 million, which primarily consisted of $11.5 million of acquired customer relationships and $1.9 million in acquired developed technology. The Company used valuation methods including the “multi-period excess earnings method” to estimate the fair value of customer relationships and the “with and without” method to estimate the fair value of developed technology. The fair value of acquired customer relationships and developed technology include estimation uncertainty due to the judgment and sensitivity in determining the underlying key assumptions.

We identified the fair value of the acquired customer relationships and developed technology intangible assets to be a critical audit matter. Auditing the Company's determination of fair value of the acquired customer relationships and developed technology was complex due to the significant estimation uncertainty, primarily due to the judgment required by management in determining the fair values, as well as the sensitivity of management’s estimates to underlying key assumptions about the future performance of the acquired businesses. The valuation methods used by management required the use of certain key assumptions, including forecasted results (e.g., projected revenues, costs and expenses, customer attrition rates, and discount rates). These key assumptions, taken together, have a significant effect on the estimated fair value of the acquired customer relationship and developed technology intangible assets, and could be impacted by future economic and market conditions.

The primary procedures we performed to address this critical audit matter included:

•We gained an understanding of the transactions, including the business purpose and terms, by obtaining and reading the related agreements and through discussion with management.
•We tested management’s process for determining the fair value estimates of the acquired customer relationship and developed technology intangible assets by performing the following procedures -
◦Evaluated the valuation methods used.
◦Obtained an understanding of the qualification of the Company’s third-party valuation specialists.
◦Tested the completeness and accuracy of the underlying data supporting the significant assumptions used in the fair value estimates.
◦Evaluated the reasonableness of significant assumptions underlying the forecasted results, including revenue growth rates, customer attrition rates, costs and expenses, and discount rates.
◦Involved our valuation professionals with specialized skills and knowledge to assist with our evaluation of the methods used and key assumptions included in the fair value estimates.
/s/ Moss Adams LLP
Los Angeles, California
March 11, 2022
We have served as the Company’s auditor since 2018.

WAITR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$60,111	$84,706
Accounts receivable, net	3,027	2,954
Capitalized contract costs, current	1,170	737
Prepaid expenses and other current assets	8,706	6,657
TOTAL CURRENT ASSETS	73,014	95,054
Property and equipment, net	3,763	3,503
Capitalized contract costs, noncurrent	3,183	2,429
Goodwill	130,624	106,734
Intangible assets, net	43,126	23,924
Operating lease right-of-use assets	4,327	—
Other noncurrent assets	1,070	588
TOTAL ASSETS	$259,107	$232,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$7,018	$4,382
Restaurant food liability	3,327	4,301
Accrued payroll	2,988	4,851
Short-term loans for insurance financing	3,142	2,726
Income tax payable	74	122
Operating lease liabilities	1,581	—
Other current liabilities	19,309	13,922
TOTAL CURRENT LIABILITIES	37,439	30,304
Long term debt - related party	81,977	94,218
Accrued medical contingency	53	16,987
Operating lease liabilities, net of current portion	3,034	—
Other noncurrent liabilities	2,115	2,627
TOTAL LIABILITIES	124,618	144,136
Commitments and contingent liabilities (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 146,094,300 and 111,259,037 shares issued and outstanding at December 31, 2021 and 2020, respectively	15	11
Additional paid in capital	503,609	451,991
Accumulated deficit	(369,135)	(363,906)
TOTAL STOCKHOLDERS’ EQUITY	134,489	88,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,107	$232,232
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUE	$182,194	$204,328	$191,675
COSTS AND EXPENSES:
Operations and support	108,599	109,240	147,759
Sales and marketing	19,198	12,242	52,370
Research and development	4,156	4,262	7,718
General and administrative	45,042	42,982	56,862
Depreciation and amortization	12,429	8,377	15,774
Goodwill impairment	—	—	119,212
Intangible and other asset impairments	186	30	73,251
Loss on disposal of assets	158	20	36
TOTAL COSTS AND EXPENSES	189,768	177,153	472,982
INCOME (LOSS) FROM OPERATIONS	(7,574)	27,175	(281,307)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	7,074	9,458	9,408
Interest income	—	(102)	(1,037)
Other (income) expense	(9,443)	1,861	1,547
NET INCOME (LOSS) BEFORE INCOME TAXES	(5,205)	15,958	(291,225)
Income tax expense	24	122	81
NET INCOME (LOSS)	$(5,229)	$15,836	$(291,306)
INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$0.16	$(4.00)
Diluted	$(0.04)	$0.15	$(4.00)
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	120,593,501	98,095,081	72,404,020
Weighted average common shares outstanding – diluted	120,593,501	108,175,022	72,404,020
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2018	54,035,538	$5	$200,417	$(88,436)	$111,986
Net loss	—	—	—	(291,306)	(291,306)
Gain on debt extinguishment	—	—	1,897	—	1,897
Exercise of stock options and vesting of restricted stock units	496,654	—	4	—	4
Taxes paid related to net settlement on stock-based compensation	(121,874)	—	(811)	—	(811)
Stock-based compensation	—	—	7,238	—	7,238
Equity issued in exchange for services	—	—	120	—	120
Issuance of common stock in connection with Term Loan	325,000	—	3,884	—	3,884
Public warrants exchanged for common stock	4,494,889	1	(610)	—	(609)
Stock issued as consideration in Bite Squad Merger	10,591,968	1	126,573	—	126,574
Issuance of common stock	6,757,000	1	46,425	—	46,426
Balances at December 31, 2019	76,579,175	8	385,137	(379,742)	5,403
Net income	—	—	—	15,836	15,836
Exercise of stock options and vesting of restricted stock units	779,060	—	45	—	45
Taxes paid related to net settlement on stock-based compensation	—	—	(1,077)	—	(1,077)
Stock-based compensation	—	—	5,166	—	5,166
Stock issued for conversion of Notes	9,328,362	1	12,025	—	12,026
Stock issued for settlement of legal contingency	873,720	—	3,023	—	3,023
Equity issued for asset acquisition	—	—	100	—	100
Issuance of common stock	23,698,720	2	47,572	—	47,574
Balances at December 31, 2020	111,259,037	11	451,991	(363,906)	88,096
Net loss	—	—	—	(5,229)	(5,229)
Exercise of stock options and vesting of restricted stock units	2,677,887	1	13	—	14
Taxes paid related to net settlement on stock-based compensation	—	—	(985)	—	(985)
Stock-based compensation	—	—	7,974	—	7,974
Equity issued for asset acquisitions	6,154,770	—	13,724	—	13,724
Issuance of common stock	26,002,606	3	30,892	—	30,895
Balances at December 31, 2021	146,094,300	$15	$503,609	$(369,135)	$134,489
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(5,229)	$15,836	$(291,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense	2,258	5,925	5,674
Non-cash advertising expense	—	—	397
Stock-based compensation	7,974	5,166	7,238
Equity issued in exchange for services	—	—	120
Loss on disposal of assets	158	20	36
Depreciation and amortization	12,429	8,377	15,774
Goodwill impairment	—	—	119,212
Intangible and other asset impairments	186	30	73,251
Amortization of capitalized contract costs	964	495	1,637
Change in estimate of accrued medical contingency	(16,715)	—	—
Change in fair value of contingent consideration liability	253	—	—
Write-off of notes receivable	—	388	—
Other	(111)	(12)	(68)
Changes in assets and liabilities:
Accounts receivable	1,503	232	2,143
Capitalized contract costs	(2,151)	(2,690)	(4,579)
Prepaid expenses and other current assets	(1,865)	1,355	(2,676)
Other noncurrent assets	(243)	(142)	—
Accounts payable	1,307	(2)	1,604
Restaurant food liability	(974)	(1,311)	4,475
Income tax payable	(48)	71	26
Accrued payroll	(2,062)	(434)	1,104
Accrued medical contingency	(218)	(216)	(680)
Accrued workers’ compensation liability	—	(102)	(161)
Other current liabilities	1,039	3,312	(6,827)
Other noncurrent liabilities	(796)	2,147	129
Net cash provided by (used in) operating activities	(2,341)	38,445	(73,477)
Cash flows from investing activities:
Purchases of property and equipment	(767)	(1,555)	(1,636)
Internally developed software	(8,752)	(3,982)	(1,805)
Purchase of domain names	(3,006)	—	—
Acquisition of Bite Squad, net of cash acquired	—	—	(192,568)
Acquisitions, net of cash acquired	(25,435)	(628)	(695)
Collections on notes receivable	—	21	94
Proceeds from sale of property and equipment	21	19	34
Net cash used in investing activities	(37,939)	(6,125)	(196,576)
Cash flows from financing activities:
Net proceeds from issuance of stock	30,895	47,574	45,823
Payments on long-term loan	(14,472)	(22,594)	—
Borrowings under short-term loans for insurance financing	8,671	4,753	7,875
Payments on short-term loans for insurance financing	(8,256)	(5,632)	(4,931)
Payments on acquisition loans	(182)	—	—
Proceeds from exercise of stock options	14	45	4
Taxes paid related to net settlement on stock-based compensation	(985)	(1,077)	(811)
Proceeds from long-term loan	—	—	42,080
Waitr shares redeemed for cash	—	—	(10)
Net cash provided by financing activities	15,685	23,069	90,030
Net change in cash	(24,595)	55,389	(180,023)
Cash, beginning of period	84,706	29,317	209,340
Cash, end of period	$60,111	$84,706	$29,317
Supplemental disclosures of cash flow information:
Cash paid during the period for state income taxes	$—	$64	$74
Cash paid during the period for interest	4,816	3,533	3,734
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$—	$12,026	$—
Stock issued in connection with legal settlement	—	3,023	—
Accrued consideration for acquisitions	—	225	—
Stock issued as consideration in acquisitions	13,724	100	868
Seller-financed payables related to other acquisitions	—	—	868
Stock issued as consideration in Bite Squad Merger	—	—	126,574
Stock issued in connection with Term Loan	—	—	3,884
Non-cash gain on debt extinguishment	—	—	1,897
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
Additionally, Waitr facilitates merchant access to third-party payment processing solution providers, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 4 – Business Combinations)
2.    Basis of Presentation and Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and judgments relied upon in preparing these consolidated financial statements affect the following items:
•incurred loss estimates under our insurance policies with large deductibles or retention levels;
•loss exposure related to claims such as the Medical Contingency (as defined below);
•determination of agent vs. principal classification for revenue recognition purposes;
•income taxes;
•useful lives of tangible and intangible assets;
•equity compensation;
•contingencies;
•goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and
•fair value of assets acquired, liabilities assumed and contingent consideration as part of a business combination.

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
Contingent Consideration
The Company acquired the Cape Payment Companies on August 25, 2021 (see Note 4 – Business Combinations). Consideration for the acquisition included an earnout provision which provides for a one-time payment to the sellers, if the Cape Payment Companies exceed certain future revenue targets. The contingent consideration obligation for the earnout provision is valued at fair value as of the acquisition date, with subsequent changes in fair value evaluated at the end of each reporting period through the term of the earnout and recognized in income (loss) from operations in the consolidated statement of operations. Current and noncurrent portions of the contingent consideration obligation are included in other current liabilities and other noncurrent liabilities in the consolidated balance sheet.
Cash
Cash consists of demand deposits with financial institutions, as well as cash owed to restaurants on the Platforms. The Company has a compensating balance arrangement with its financial institution related to a letter of credit. As of December 31, 2021, cash supporting the outstanding letter of credit was $3,191.
Certain restaurants on the Platforms receive their portion of payments collected through the Company’s Platforms less frequently than daily. Upon receipt of the restaurants’ cash, the Company records an offsetting liability. As of December 31, 2021 and 2020, our restaurant liability was $3,327 and $4,301, respectively.
The Company regularly maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk, with respect to these financial institutions, to be minimal.
Accounts Receivable and Allowance for Doubtful Accounts and Chargebacks
Accounts receivable is primarily comprised of credit card receivables due from the credit card processor. Credit card payments on orders made through the Platforms are generally remitted to the Company in one to six days from the date revenue is generated. Additionally, accounts receivable is also comprised of residual commissions receivable in connection with the acquisition of the Cape Payment Companies on August 25, 2021 (see Note 4 - Business Combinations).
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

Advertising Costs
The costs of advertising are generally expensed as incurred, or in certain cases, advertising costs are capitalized and expensed when the advertisement first takes place. The accounting policy selected from these two alternatives is applied consistently to similar kinds of advertising activities. For the years ended December 31, 2021, 2020 and 2019, the Company recognized expense attributable to advertising totaling $4,681, $2,749 and $31,232, respectively. Advertising costs are included in sales and marketing expense on the Company’s consolidated statements of operations.
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
Costs of Software to Be Sold, Leased, or Marketed
The Company accounts for costs incurred to develop its externally-marketed platforms in accordance with ASC Topic 985-20, Software — Costs of Software to Be Sold, Leased, or Marketed. Internal and external costs incurred after technological feasibility has been established are capitalized. Technological feasibility is established upon completion of planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The Company’s software products generally reach technical feasibility shortly before the products are released to production. Capitalized software costs are amortized on a product-by-product basis. The Company amortizes capitalized software costs using the straight-line method over the estimated economic life of the product, which is generally 3 years.
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
Customer Relationships
The Company records customer relationship intangible assets at fair value as of the date of acquisition and amortizes the costs on a straight-line basis to reflect the pattern in which the economic benefits of the intangible asset are consumed. The Company’s customer relationship intangible assets have estimated useful lives of 7.5 years.

Trademarks, trade name and domain name intangible assets
The Company records trademarks, trade name and domain name intangible assets at fair value as of the date of acquisition and amortizes the costs on a straight-line basis over their estimated useful lives. The Bite Squad, Delivery Dudes and Cape Payment Companies trade name assets are being amortized over their estimated useful lives of 3 years. The Company has determined that the trademark intangible asset and domain names related to the Company’s rebranding initiative are indefinite-lived assets and therefore are not subject to amortization but are evaluated annually for impairment.
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
Goodwill
Goodwill represents the excess purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business combinations. The Company conducts its goodwill impairment test annually as of October 1, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a quantitative impairment test. The Company would recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, if any, not to exceed the carrying amount of goodwill. The Company has determined there was no goodwill impairment during the year ended December 31, 2021.
Leases
The Company adopted ASC 842, Leases on January 1, 2021. ASC Topic 842 requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. See Recently Adopted Accounting Standards below for additional details on the Company’s accounting policy for leases.
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
The fair value of restricted shares is typically determined based on the closing price of the Company's common stock on the date of grant. The Company uses an option-pricing model to determine the fair value of stock options. Determining the fair value of stock options at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by the Company’s estimated common stock value, as well as assumptions regarding a number of other complex and subjective variables. These assumptions include:

Risk-free rate: Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.
Volatility: Volatility of the Company’s stock price is estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies.
Expected term: The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior.
If any of the assumptions used in the option-pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted.
Debt Issuance Costs
The Company incurs debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs and are recorded as a reduction of the carrying value of the debt. Debt issuance costs are amortized using the effective interest rate method to interest expense on the Company’s consolidated statements of operations. See Note 10 – Debt for additional details.
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
Insurance Reserves
The Company maintains insurance coverage for business risks in customary amounts believed to be sufficient for our operations, including, but not limited to, workers’ compensation, auto and general liability. These plans contain various self-insured retention levels for which we provide accruals based on the aggregate of the liability for claims incurred and an estimate for claims incurred but not reported. We review our estimates of claims costs at each reporting period and adjust our estimates when appropriate. We use third-party actuarial specialists to assist in estimating our claims costs.
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

Revenue
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 3 - Revenue for additional details on the Company’s revenue recognition policy.
Income Taxes
The Company files federal and state income tax returns in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable in a given year. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are not likely to be realized. Therefore, the Company recorded a full valuation allowance against net deferred tax assets as of December 31, 2021 and 2020. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the deferred tax assets would be recognized as a component of income tax expense through continuing operations.
The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. The Company’s tax returns are subject to examination by the various federal and state income-taxing authorities in the normal course of business. Such examinations may result in future assessments of additional tax, interest, and penalties. The Company utilizes a two-step approach in recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company accounts for income taxes related to tax contingencies and recognizes interest and penalties related to tax contingencies in income tax expense in the consolidated statements of operations. The Company has not recorded any tax contingencies as of December 31, 2021 and 2020.
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
Recently Adopted Accounting Standards
Leases
The Company adopted ASC 842, which requires organizations to recognize “right-of-use” lease assets and lease liabilities on the consolidated balance sheet. ASC 842 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The Company applied the modified retrospective transition approach, with no adjustment to prior comparative periods. Accordingly, financial information is not adjusted and the disclosures required under ASU 2016-02 are not provided for periods prior to January 1, 2021.
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
Under ASC 842, the Company recorded in the consolidated balance sheet as of January 1, 2021, lease liabilities for operating leases entered into prior to December 31, 2020 of $4,993, representing the present value of its future operating lease payments, and corresponding right-of-use assets of $4,681, based upon the operating lease liabilities adjusted for deferred rent. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date, which is estimated to be 5.0%. The adoption of ASC 842 did not result in a cumulative-effect adjustment on retained earnings. See Note 12 – Commitments and Contingent Liabilities for additional details.
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
Pending Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt, resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for the Company on January 1, 2022. The Company does not believe the adoption of ASU 2020-06 will have a material impact on its consolidated financial statements and related disclosures.

3. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Delivery transaction fees	$175,607	$203,471	$186,189
Payment processing referral fees	3,311	—	—
Setup and integration fees	7	453	5,270
Other	3,269	404	216
Total Revenue	$182,194	$204,328	$191,675

Revenue from Contracts with Customers
Delivery Transaction Fees
The Company generates revenue (“Delivery Transaction Fees”) primarily when diners place an order on one of the Platforms. In the case of diner subscription fees relating to our diner subscription program, revenue is recognized for the receipt of the monthly fee in the applicable month for which the delivery service applies to. Delivery Transaction Fees represent the revenue recognized from the Company’s obligation to process orders on the Platforms. The performance obligation is satisfied when the Company successfully processes an order placed on one of the Platforms and the restaurant receives the order at their location. The obligation to process orders on the Platforms represents a series of distinct performance obligations satisfied over time that the Company combines into a single performance obligation. Consistent with the recognition objective in ASC Topic 606, Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. As an agent of the restaurant in the transaction, the Company recognizes Delivery Transaction Fees earned from the restaurant on the Platform on a net basis. Delivery Transaction Fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the restaurant have the ability to unilaterally terminate the contract by providing notice of termination.
During the year ended December 31, 2019, the Company received non-refundable upfront setup and integration fees for onboarding certain restaurants, representing administrative activities that allowed the Company to fulfill future performance obligations for these restaurants. In connection with modifications to the Company’s fee structure in July 2019, the Company discontinued offering fee arrangements with upfront setup and integration fees, resulting in accelerated recognition of deferred revenue related to the modified contracts. Included in revenue during the year ended December 31, 2019 is a cumulative adjustment to setup and integration fee revenue of $3,005, which was previously included in deferred revenue as of August 1, 2019.
Payment Processing Referral Fees
The Company also generates revenue by facilitating access to third-party payment processing solution providers. Revenue from such services primarily consists of residual payments received from third-party payment processing solution providers, based on the volume of transactions a payment processing solution provider performs for the merchant. The Company also occasionally receives a bonus up-front fee from third-party payment processing solution providers, paid at the time of a merchant’s initial transaction with a payment processing solution provider, based on a price specified in the agreement between the merchant and the payment processing solution provider.
Payment processing referral fees represent revenue recognized from the Company’s offering of referral services, connecting a merchant with a third-party payment processing service. The Company’s performance obligation in its contracts with payment processors is for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the number of transactions submitted by the merchant and processed by the payment processor. Accordingly, the total transaction price is variable. The performance obligation is satisfied when the third-party payment processor finalizes the processing of a transaction through the payment system and transaction volume is available from the payment processor to the Company. Consistent with the recognition objective in ASC Topic 606, the variable consideration due to the Company for serving as the facilitator of the arrangement between the third-party payment processor and merchant is recognized on a daily basis. The Company is the agent in these arrangements as it establishes the relationship between the third-party payment processor and merchant, and thus, recognizes revenue on a net basis. The third-party payment processor is considered the customer of the Company as no direct contract exists with between the merchant and the Company.
Accounts Receivable
The Company records a receivable when it has an unconditional right to the consideration. See Note 5 – Accounts Receivable for additional details on the Company’s accounts receivable.
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
Deferred costs related to obtaining contracts with restaurants were $2,968 and $2,424 as of December 31, 2021 and 2020, respectively, out of which $818 and $567, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $712, $397 and $606 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,386 and $742 as of December 31, 2021 and 2020, respectively, out of which $352 and $170, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $252, $98 and $1,030 for the years ended December 31, 2021, 2020 and 2019, respectively.
4.    Business Combinations
Cape Payment Acquisition
On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”), pursuant to three substantially identical asset purchase agreements (collectively referred to herein as the “Cape Payment Agreements”). The Cape Payment Companies facilitate access to third-party payment processing solution providers and receive residual payments from the third-party payment providers. The purchase price for the Cape Payment Companies consisted of $12,000 in cash, subject to certain purchase price adjustments, and 2,564,103 shares of the Company’s common stock valued at $1.24 per share (the closing price of the Company’s common stock on August 24, 2021). In December 2021, the Company finalized the adjustments contemplated by the Cape Payment Agreements, resulting in the payment of an additional $32 of cash consideration to the Cape Payment Companies, recorded as additional goodwill. Additionally, the Cape Payment Agreements include an earnout provision which provided for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. As of December 31, 2021, the earnout provision was valued at $1,939 (see Note 15 - Fair Value Measurements).
The transactions contemplated by the Cape Payment Agreements are referred to herein as the “Cape Payment Acquisition.” The acquisition is part of the Company’s overall growth strategy, positioning the Company to be able to facilitate access to a full suite of third-party payment processing solutions to its current base of merchants. The following represents the consideration for the Cape Payment Acquisition:

(in thousands, except per share amount)
Shares transferred at closing	2,564
Value per share	$1.24
Total share consideration	$3,179
Plus: cash transferred to Cape Payment Companies	12,032
Total estimated consideration at closing	15,211
Contingent consideration	1,686
Total consideration	$16,897
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

Cash and cash equivalents	$42
Accounts receivable	1,180
Prepaid expenses and other current assets	7
Intangible assets	6,850
Other noncurrent assets	17
Accrued expenses and other current liabilities	(746)
Total assets acquired, net of liabilities assumed	7,350
Goodwill	9,547
Total consideration	$16,897
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
The following table sets forth the components of identifiable intangible assets acquired from the Cape Payment Companies and their estimated useful lives as of the acquisition date:

	Amortizable Life (in years)	Value (in thousands)
Customer relationships	7.5	$6,500
Trade name	3.0	350
Total		$6,850
The acquired customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships after deducting the operating costs and contributory asset charges associated with economic rents of supporting the existing customer relationships. The acquired trade name was valued using the income approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade name in the form of royalty payments that would be paid to the owner of the trade name in return for the rights to use the trade name. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation. See Note 15 – Fair Value

Measurements for details of the valuation method used in estimating the fair value of the earnout provision as of acquisition date.
The results of operations of the Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition date, August 25, 2021, and were immaterial. Pro forma results were immaterial to the Company.
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
The results of operations of Delivery Dudes are included in our consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net loss of Delivery Dudes included in the consolidated statement of operations in the year ended December 31, 2021 totaled approximately $10,077 and $1,552, respectively.
The Company subsequently acquired the assets of six Delivery Dudes franchisees for total consideration of approximately $2,464, including $2,431 in cash. The asset acquisitions were accounted for under the acquisition method with the purchase consideration allocated to customer relationships. The customer relationship assets are amortized on a straight-line basis over 7.5 years. The results of operations of the acquired franchisees are included in our consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were deemed immaterial to the Company.
Other Acquisitions
During the years ended December 2020 and 2019, the Company completed various asset acquisitions for total consideration of $525 and $1,645, respectively, with the purchase consideration primarily allocated to customer relationship intangible assets and software. The customer relationship intangible assets and acquired software are amortized on a straight-line basis over 7.5 years and three years, respectively. The results of operations of the acquired businesses are included in our consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were immaterial to the operations of the Company.
Bite Squad Merger
In January 2019, the Company completed the acquisition of Bite Squad. Total merger consideration was $335,858, consisting of $197,404 paid in cash, the pay down of $11,880 of indebtedness of Bite Squad and an aggregate of 10,591,968 shares of the Company’s common stock valued at $11.95 per share. The results of operations of Bite Squad are included in our consolidated financial statements beginning on the acquisition date, January 17, 2019. Revenue and net loss attributable to Bite Squad for the year ended December 31, 2019 totaled approximately $95,079 and $213,497, respectively.

Additional Information
Included in general and administrative expenses in the consolidated statement of operations in certain periods are direct and incremental costs, consisting of legal and professional fees, related to business combinations and asset acquisitions. In connection with the Delivery Dudes Acquisition and the Cape Payment Acquisition, the Company incurred direct and incremental costs of $1,614 during the year ended December 31, 2021. During the year ended December 31, 2019, the Company incurred direct and incremental costs of $6,956, including debt modification expense of $375, related to the acquisition of Bite Squad. There were no direct and incremental transaction costs incurred during the year ended December 31, 2020.
Pro-Forma Financial Information (Unaudited)
The supplemental consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2020 are included in the table below (in thousand):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Net revenue	$184,670	$214,967
Net income (loss)	(4,865)	16,653
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
5.    Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Credit card receivables	$1,354	$3,013
Residual commissions receivable	1,342	—
Receivables from restaurants and customers	660	334
Accounts receivable	$3,356	$3,347
Less: allowance for doubtful accounts and chargebacks	(329)	(393)
Accounts receivable, net	$3,027	$2,954
The activity in the allowance for doubtful accounts and chargebacks is as follows (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of the year	$393	$481
Additions to expense	715	591
Write-offs, net of recoveries and other adjustments	(779)	(679)
Balance, end of the year	$329	$393

6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance expense	$6,703	$4,291
Other current assets	2,003	2,366
Prepaid expenses and other current assets	$8,706	$6,657
7.    Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment	$10,671	$7,254
Furniture and fixtures	1,280	1,280
Leasehold improvements	353	350
	$12,304	$8,884
Less: Accumulated depreciation	(8,541)	(5,381)
Property and equipment, net	$3,763	$3,503
The Company recorded depreciation expense for property and equipment for the years ended December 31, 2021, 2020, and 2019 of  $3,200, $2,086, and $2,048, respectively.
8.    Intangibles Assets and Goodwill
Intangible Assets
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company has determined that the trademark intangible asset and domain names related to the rebranding initiative are indefinite-lived assets and therefore not subject to amortization but are evaluated annually for impairment. The Bite Squad, Delivery Dudes and Cape Payment Companies trade name intangible assets, however, are being amortized over their estimated useful lives.
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$35,686	$(9,632)	$(11,779)	$14,275
Trademarks/Trade name/Patents	6,549	(5,585)	—	964
Customer Relationships	96,510	(14,256)	(57,378)	24,876
Total intangible assets subject to amortization	138,745	(29,473)	(69,157)	40,115
Trademarks, not subject to amortization	3,011	—	—	3,011
Total	$141,756	$(29,473)	$(69,157)	$43,126

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$25,167	$(6,099)	$(11,788)	$7,280
Trademarks/Trade name/Patents	5,400	(3,526)	—	1,874
Customer Relationships	82,845	(10,702)	(57,378)	14,765
Total intangible assets subject to amortization	113,412	(20,327)	(69,166)	23,919
Trademarks, not subject to amortization	5	—	—	5
Total	$113,417	$(20,327)	$(69,166)	$23,924
During the year ended December 31, 2021, the Company acquired intangible assets in connection with the Delivery Dudes Acquisition and the Cape Payment Acquisition, totaling $14,550 (see Note 4 – Business Combinations), and $3,006 of domain names in connection with its comprehensive rebranding initiative. Additionally, during the year ended December 31, 2021, the Company capitalized approximately $8,599 of software costs related to the development of the Platforms.
The Company recorded amortization expense for the years ended December 31, 2021, 2020, and 2019 of $9,229, $6,291, and $13,726, respectively. Estimated future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

Amortization
2022	$10,742
2023	9,893
2024	7,915
2025	4,437
2026	3,437
Thereafter	3,691
Total future amortization	$40,115

Goodwill
The Company’s goodwill balance is as follows as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$106,734	$106,734
Acquisitions during the period	23,890	—
Impairments during the period	—	—
Balance, end of period	$130,624	$106,734

The Company recorded $23,890 of goodwill during the year ended December 31, 2021, including $14,343 associated with the Delivery Dudes Acquisition and $9,547 associated with the Cape Payment Acquisition (see Note 4 - Business Combinations).
Impairments
During the year ended December 31, 2019, the Company recognized a total non-cash pre-tax impairment loss of $191,194 to write down the carrying values of goodwill and intangible assets, including capitalized contract costs, customer relationships and developed technology, to their implied fair values. The total non-cash impairment loss included goodwill and intangible asset impairment losses of $119,212 and $71,982, respectively, which are included in the consolidated statement of operations under the captions “goodwill impairment” and “intangible and other asset impairments,” respectively, during the year ended December 31, 2019. The intangible asset impairment loss of $71,982 included $57,295 for the impairment of customer relationships and $10,872 for the impairment of developed technology. Additionally, $3,815 of capitalized contracts costs, related to future revenue generation that was effectively subsumed in the customer relationship value, were impaired.
The impairment test was conducted in accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets, for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other, for the reporting unit’s goodwill. The Company engaged a third party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350. The developed technology asset was valued using the replacement cost methodology and the customer relationships and trade names were valued using the Income Approach, with all representing Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimates. These inputs required significant judgments and estimates at the time of the valuation.
9.    Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued insurance expenses	$3,932	$3,392
Accrued estimated workers’ compensation expenses	644	1,725
Accrued medical contingency	370	448
Accrued legal contingency	1,250	—
Accrued sales tax payable	175	418
Accrued cash incentives	3,130	60
Other accrued expenses	3,685	4,001
Unclaimed property	2,372	1,679
Other current liabilities	3,751	2,199
Total other current liabilities	$19,309	$13,922

10.    Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2021	Effective Interest Rate at December 31, 2021	Maturity	December 31, 2021	December 31, 2020
Term Loan	5.125% - 7.125%	10.62%	November 2023	$35,007	$49,479
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	49,504
				$84,511	$98,983
Less: unamortized debt issuance costs on Term Loan				(2,099)	(3,541)
Less: unamortized debt issuance costs on Notes				(435)	(1,224)
Long term debt - related party				$81,977	$94,218

Short-term loans for insurance financing	3.49% - 3.99%	n/a	March 2022 - October 2022	3,142	2,726
Total outstanding debt				$85,119	$96,944
Annual maturities of outstanding debt, net of discounts are as follows (in thousands):

Debt Maturity
2022	$3,142
2023	81,977
Total debt	$85,119
Interest expense related to the Company’s outstanding debt totaled $7,075, $9,458 and $9,408 for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 17 - Related Party Transactions for additional information regarding the Company’s related party long-term debt.
Amendments to Loan Agreements
In March 2021, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “Amended Loan Agreements”). The Amended Loan Agreements provided, among other things, for the Delivery Dudes Acquisition being included in the definition of Permitted Acquisition (as defined in the Credit Agreement and Convertible Notes Agreement). Additionally, pursuant to the amended Credit Agreement, the Company made a $15,000 prepayment on the Term Loan on March 16, 2021. See Term Loan and Notes below for definitions of certain capitalized terms included above.
The Company evaluated the amendments in the Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for Term Loan that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provided for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are currently exercisable for 574,704 shares of the Company’s common stock (see Note 14 – Stockholders’ Equity).

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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of December 31, 2021 and 2020 totaled $49,069 and $48,280, respectively.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. Interest expense related to the Notes was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$2,389	$2,718	$2,497
Amortization of debt discount	856	891	671
	$3,245	$3,609	$3,168
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $8.70 per share.
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
Short-Term Loans
The Company has outstanding short-term loans as of December 31, 2021 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
11.    Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.
The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	24	122	81
Deferred
Federal	—	—	—
State	—	—	—
Income tax expense	$24	$122	$81

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	$(1,093)	$3,351	$(61,077)
State income taxes	(281)	378	(7,863)
Stock-based compensation	(62)	(204)	1,418
Non-deductible expenses	286	(376)	481
Interest expense	674	1,451	—
Work opportunity tax credit	516	(6,625)	(2,410)
Goodwill and acquired intangibles	—	(4,168)	8,434
Other	(15)	566	(1,060)
Deferred tax asset revisions	(689)	4,271	—
Change in valuation allowance	688	1,478	62,158
Income tax expense	$24	$122	$81
The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Stock-based compensation	$1,467	$1,110
Incentive compensation	773	368
Medical contingency	105	4,306
Bad debt reserve	81	97
Charitable contribution carryover	35	34
Unearned revenue	118	2
Workers’ compensation reserve	159	426
Deferred rent	—	69
Lease obligation	1,187	—
Legal reserve	309	—
Non-deductible goodwill	14,894	18,210
Non-deductible other intangibles	16,034	14,799
Net operating losses	40,824	32,603
Work opportunity tax credit	11,551	12,204
Interest expense carryforward	955	—
Total deferred tax assets	88,492	84,228
Valuation allowance	(81,895)	(81,207)
Net deferred tax assets	6,597	3,021
Deferred tax liabilities:
Fixed assets	(4,383)	(2,237)
Capitalized contract costs	(1,075)	(782)
Right-of-use asset	(1,069)	—
Prepaids	(70)	(2)
Total deferred tax liabilities	$(6,597)	$(3,021)
Net deferred tax asset (liability)	$—	$—

A full valuation allowance of $81,895 and $81,207 has been recorded against net deferred tax assets as of December 31, 2021 and 2020, respectively, as the Company has generated net operating losses prior to the second quarter of 2020 and in the first, second and fourth quarters of 2021, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
The Company has the following net operating loss carryforwards and tax credit carryforwards (in thousands):

	As of December 31,		Beginning Year of Expiration
	2021	2020
Federal net operating losses	$167,362	$134,494	2034
State net operating losses	149,206	110,573	2034
Tax credit carryforwards	11,551	12,204	2037
Total carryforwards	$328,119	$257,271
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
As of December 31, 2021, the Company recognized $667 in employer payroll tax deferrals under the Coronavirus Aid, Relief and Economic Security (CARES) Act, all of which will be paid in 2022. This amount is reflected in other current liabilities in the accompanying audited consolidated balance sheet.
12.    Commitments and Contingent Liabilities
Leases
As of December 31, 2021, the Company had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that generally increase on an annual basis. The Company does not have any finance leases. The Company recognizes expense for leases on a straight-line basis over the lease term, which the Company generally expects to be the non-cancellable period of the lease. As of December 31, 2021, the Company recognized on its consolidated balance sheet operating right-of-use assets of $4,327 and current and noncurrent operating lease liabilities of $1,581 and $3,034, respectively. Operating lease costs recognized in the consolidated statement of operations for the year ended December 31, 2021 totaled $1,797.
The following table presents supplemental cash flow information and the weighted-average discount rate for the year ended December 31, 2021 and the weighted-average remaining lease term for the Company’s operating leases as of December 31, 2021:

Twelve Months Ended December 31, 2021
Cash paid for operating lease liabilities (in thousands)	$1,617
Weighted-average remaining lease term (years)	3.8 years
Weighted-average discount rate	5%
As of December 31, 2021, the future minimum lease payments required under non-cancelable operating leases were as follows (in thousands):

Amount
2022	$1,769
2023	1,129
2024	828
2025	803
2026	535
Total future lease payments	$5,064
Less: imputed interest	(449)
Present value of operating lease liabilities	$4,615
Medical Contingency Claim
During the three months ended September 30, 2020, the Company identified and corrected an immaterial error related to the understatement of an accrued medical contingency (the “Medical Contingency”). The Company became liable for the claim due to the insolvency of a previous workers compensation insurer. The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon qualitative aspects of the error. The Company engaged a third-party actuary to assist in the calculation of the estimated loss exposure and determined that the accrued liability recorded at December 31, 2018 for the claim was understated by approximately $17,505, which resulted in additional expense for the year ended December 31, 2018 of $17,505. As of December 31, 2020, the long-term portion of the estimated Medical Contingency claim totaled $16,987 and is included in the consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $448 as of December 31, 2020 and is included in other current liabilities.
The death of the individual in August 2021 associated with the Medical Contingency was new information the Company deemed a change in accounting estimate for the total liability. The total estimated loss exposure was determined to be $423 as of December 31, 2021, consisting primarily of remaining medical expenses and dependent death benefits. The long-term portion of the estimated Medical Contingency totaled $53 and is included in the consolidated balance sheet as accrued medical contingency. The current portion of the Medical Contingency totaled $370 as of December 31, 2021 and is included in other current liabilities. Included in other income in the consolidated statement of operations for the year ended December 31, 2021 is $16,715 related to the change in estimate of the Medical Contingency.
Workers’ Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of December 31, 2021 and 2020, $4,305 and $4,697, respectively, in outstanding workers’ compensation and auto policy reserves are included in the consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. The Settlement payment is included in other expense in the consolidated statement of operations for the year ended December 31, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. Plaintiffs assert claims for breach of contract, violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety. While subject to Court approval, key terms of the proposed settlement include a total potential settlement fund of $2,500 of Company shares of common stock (“Gross Settlement Amount”), which will resolve the claims of the class members, attorneys’ fees, costs, and incentive awards to the named plaintiffs. Plaintiffs’ counsel will seek Court approval for attorneys’ fees of 1/3 of the total amount of the settlement fund and an additional $40 in expenses, with the balance of the Gross Settlement Amount available for distribution to members of the settlement classes that file valid claims. The Company accrued a $1,250 reserve in connection with this lawsuit during the fourth quarter of 2021. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet at December 31, 2021 and in other expenses in the consolidated statement of operations for the year ended December 31, 2021.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court has heard oral argument on that motion, and has taken the motion under advisement. No discovery has commenced as of the date hereof. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.
In addition to the lawsuits described above, Waitr is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although Waitr believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood.
13.    Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of December 31, 2021, there were 5,119,807 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. On January 1, 2022, the number of shares available for future grants increased by 7,861,458 pursuant to the evergreen provision of the 2018 Incentive Plan. The evergreen provision is determined based on 5% of the total number of outstanding shares of the Company’s common stock (taking into account for this purpose such common stock issuable upon the exercise of options or warrants and the conversion of convertible debt) on December 31st of the immediately preceding year. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $7,974, $5,166, and $7,238 for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Awards
Stock Options
During the three months ended March 31, 2021, 500,000 stock options were granted under the 2018 Incentive Plan, with an aggregate grant date fair value of $1,095 and a weighted average exercise price of $2.78. Such stock options were subsequently forfeited during the three months ended September 30, 2021. On January 3, 2020, 9,572,397 stock options were granted under the 2018 Incentive Plan to the Company’s chief executive officer (the “Grimstad Option”), with an aggregate grant date fair value of $2,297. The exercise price of the options is $0.37, and the options vested 50% on each of the first two anniversaries of the grant date. The options have a five year exercise term. Stock option grants during the year ended 2019 generally vest over a period of approximately three to four years and have ten-year exercise terms.
The fair value of each stock option grant during the years ended December 31, 2021, 2020 and 2019 was estimated as of the grant date using an option-pricing model with the assumptions or ranges of assumptions, as applicable, included in the table below. Expected volatility for stock options is estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies.

	2021	2020	2019
Weighted-average fair value at grant	$2.19	$0.24	$5.08
Risk free interest rate	0.46%	1.54%	2.5% - 2.6%
Expected volatility	131.4%	100.6%	50.5% - 51.30%
Expected option life (years)	3.59	3.25	6.0
The Company recognized compensation expense for stock options of $1,248, $1,449, and $1,257 for the years ended December 31, 2021, 2020, and 2019, respectively. Unrecognized compensation cost related to unvested stock options as of December 31, 2021 totaled $13, with a weighted average remaining vesting period of approximately one month.

The stock option activity under the Company’s incentive plans during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	880,833	$5.53	$5.20
Granted	301,419	10.13	5.08
Exercised	(12,040)	0.36	2.95
Forfeited	(650,963)	9.10	5.37
Expired	(73,528)	4.82	4.61
Balance, December 31, 2019	445,721	$3.66	$5.04
Granted	9,572,397	0.37	0.24
Exercised	(62,119)	0.71	3.73
Forfeited	(100,739)	5.65	5.72
Expired	(102,003)	3.33	5.40
Balance, December 31, 2020	9,753,257	$0.43	$0.33
Granted	500,000	2.78	2.19
Exercised	(14,063)	0.93	4.56
Forfeited	(525,454)	2.95	2.32
Expired	(56,812)	5.28	5.18
Balance, December 31, 2021	9,656,928	$0.39	$0.28
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,656,928	4,870,026	9,753,257	132,846
Weighted-average remaining contractual term (years)	3.03	3.06	4.07	6.82
Weighted-average exercise price	$0.39	$0.40	$0.43	$3.20
Aggregate Intrinsic Value (in thousands)	$3,543	$1,773	$23,285	$178
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised during the years ended December 31, 2021, 2020 and 2019 was $22, $61 and $52, respectively. Upon exercise, the Company issued new common stock.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of December 31, 2021, there were 3,159,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan, including 3,134,325 RSUs granted to the Company’s chief executive officer in April 2020 (the “Grimstad RSU Grant”) The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.
Awards with Time-Based Vesting
During the year ended December 31, 2021, a total of 7,995,960 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan (with an aggregate fair value of $16,780). Included in such grants were 600,960 RSUs granted to non-employee directors vesting upon the earlier of June 15, 2022 and the date of the 2022 annual meeting of the Company’s stockholders and 3,895,000 RSUs granted to employees and consultants vesting primarily over 3 years. The RSU grants vest in various manners in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control. Also included in such grants was an award of 3,500,000 RSUs granted (the “Grimstad 2021 RSU Grant”) to Mr. Grimstad, with an aggregate grant date fair value of $8,960, in connection with an extension of his employment agreement through January 2025. The Grimstad 2021 RSU Grant will vest in three equal installments on the first, second and third anniversaries of January 3, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr.Grimstad’s continued employment through the closing of such change of control or in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct.
The Company recognized compensation expense for restricted stock of $6,726, $3,717 and $5,983 during the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of December 31, 2021, was $14,854, with a weighted average remaining vesting period of approximately 2.5 years. The total fair value of restricted shares that vested during the years ended December 31, 2021, 2020 and 2019 was $6,812, $2,591 and $207, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested at December 31, 2018	550,000	$11.94	1.78
Granted	5,004,664	2.29
Shares vested	(484,614)	11.75
Forfeitures	(1,887,411)	4.13
Nonvested at December 31, 2019	3,182,639	$1.42	1.78
Granted	4,267,501	2.28
Shares vested	(946,387)	1.36
Forfeitures	(1,945,150)	1.44
Nonvested at December 31, 2020	4,558,603	$2.23	1.71
Granted	7,995,960	2.10
Shares vested	(3,051,225)	2.10
Forfeitures	(888,592)	2.27
Nonvested at December 31, 2021	8,614,746	$2.15	2.50

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
14.    Stockholders’ Equity
Common Stock
At December 31, 2021 and 2020, there were 249,000,000 shares of common stock authorized and 146,094,300 and 111,259,037 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of December 31, 2021 or December 31, 2020. The Company’s common stockholders are entitled to one vote per share.
Preferred Stock
At December 31, 2021 and 2020, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of December 31, 2021 or December 31, 2020.
At-the-Market Offerings
In August 2021 and November 2021, the Company entered into open market sale agreements with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, through Jefferies LLC (“Jefferies”) as its sales agent. The issuance and sale of shares by the Company under the agreements were made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. Details of sales through December 31, 2021 pursuant to the ATM Program are included in the table below. As of December 31, 2021, approximately $48,602 remained unsold under the November 2021 ATM Program. See Note 18 - Subsequent Events for details regarding sales pursuant to the ATM Program in January 2022.

	August 2021 ATM Program	November 2021 ATM Program	Total
Maximum aggregate offering price (in thousands)	$30,000	$50,000
Total shares sold	24,322,975	1,679,631	26,002,606
Average sales price per share	$1.23	$0.83	$1.21
Gross proceeds (in thousands)	$30,000	$1,398	$31,398
Net proceeds (in thousands)	$29,535	$1,359	$30,894

Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $8.70 per share. See Note 10 – Debt for additional information regarding the Notes.
Warrants
In November 2018, the Company issued to Luxor Capital warrants which are currently exercisable for 574,704 shares of the Company’s common stock with an exercise price of $8.70 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Additionally, the holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.
15.    Fair Value Measurements
Medical Contingency
At December 31, 2020, the Company had an outstanding medical contingency claim which was measured at fair value on a recurring basis (see Note 12 – Commitments and Contingent Liabilities). The long-term portion of the liability for such claim is included in the consolidated balance sheet under accrued medical contingency, with the short-term portion included within other current liabilities. The medical contingency claim was measured at fair value using a method that incorporated life-expectancy assumptions, along with projected annual medical costs for each future year, adjusted for inflation. An average annual inflation rate of 3.5% was used in the development of the actuarial estimate for medical costs, based on historical medical cost inflation trends as published by the U.S. Bureau of Labor Statistics. Additionally, the measurement included factors to derive a probability-weighted average of future payments in order to reflect variations from the life-expectancy assumptions, using CDC National Vital Statistics Reports as a tool in the analysis. Projected cash flows were discounted using an interest rate consistent with the U.S. 30-year treasury yield curve rates.
During the three months ended September 30, 2021, as a result of the death of the individual associated with the Medical Contingency, there was a change in accounting estimate of the total outstanding liability. The estimated loss exposure was updated to reflect the liability for remaining unpaid medical expenses and dependent death benefits. As of December 31, 2021, the estimated loss exposure totaled $423. The change in estimate of the Medical Contingency was recognized as other income in the consolidated statement of operations and totaled $16,715 for the year ended December 31, 2021.
The medical contingency claim analysis represents a Level 3 measurement at December 31, 2020 as it was based on unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimate. The inputs used in the measurement, particularly life expectancy and projected medical costs, were sensitive inputs to the measurement and changes to either could have resulted in significantly higher or lower fair value measurements. The Company engaged third-party actuaries to assist in estimating the fair value, including future comprehensive medical care costs by utilizing historical transactional data regarding the claim. These inputs required significant judgments and estimates at the time of the valuation. The analysis used in the measurement of the remaining reserve for the medical contingency at December 31, 2021 reflects the Company’s assumptions regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and is a Level 3 measurement.
Contingent Consideration
Contingent consideration relates to the earnout provision in the Company’s acquisition of the Cape Payment Companies in August 2021 and the future contingent payment based on the achievement of certain revenue targets (see Note 4 – Business Combinations). The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Expected volatility is based on a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the earnout provision at the date of valuation. The fair value of the earnout provision was $1,686 as of the acquisition date and was included in the consideration for the Cape Payment Acquisition. At December 31, 2021, the fair value of the earnout provision was $1,939.

The fair value measurements at acquisition date and at the end of the reporting period were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation. The Company engaged a third-party specialist to assist management in estimating the fair value of the contingent consideration obligation.
Summary by Fair Value Hierarchy
The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,939	1,939
Total liabilities measured and recorded at fair value	$—	$—	$2,362	$2,362

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$17,435	$17,435
Total liabilities measured and recorded at fair value	$—	$—	$17,435	$17,435
The Company had no assets required to be measured at fair value on a recurring basis at December 31, 2021 or 2020. There have been no transfers between levels during the years presented in the accompanying consolidated financial statements.
Adjustments to the fair value of the accrued medical contingency are recognized in other expense (income) on the consolidated statement of operations. The following table presents a reconciliation of the accrued medical contingency liability classified as a Level 3 financial instruments for the periods indicated (in thousands):

	Medical Contingency
	Year Ended December 31,
	2021	2020	2019
Balance, beginning of the period	$17,435	$17,883	$18,167
Increases/additions	84	19	—
Reductions/settlements	(17,096)	(467)	(284)
Balance, end of the period	$423	$17,435	$17,883
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period are recognized in income (loss) from operations on the consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the year ended December 31, 2021 (in thousands):

Contingent Consideration
Balance, beginning of the period	$—
Additions	1,686
Increase in fair value	253
Reductions/settlements	—
Balance, end of the period	$1,939
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and acquisitions (see Note 4 – Business Combinations).
16.    Earnings (Loss) Per Share Attributable to Common Stockholders
The calculation of basic and diluted earnings (loss) per share attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Basic Earnings (Loss) per Share:
Net income (loss)	$(5,229)	$15,836	$(291,306)
Gain on debt extinguishment recorded as a capital contribution	—	—	1,897
Net income (loss) attributable to common stockholders - basic	$(5,229)	$15,836	$(289,409)
Weighted average number of shares outstanding	120,593,501	98,095,081	72,404,020
Basic earnings (loss) per common share	$(0.04)	$0.16	$(4.00)
Diluted Earnings (Loss) per Share:
Net income (loss)	$(5,229)	$15,836	$(291,306)
Gain on debt extinguishment recorded as a capital contribution	—	—	1,897
Net income (loss) attributable to common stockholders - diluted	$(5,229)	$15,836	$(289,409)
Weighted average number of shares outstanding	120,593,501	98,095,081	72,404,020
Effect of dilutive securities:
Stock options	—	5,875,950	—
Restricted stock units	—	4,203,991	—
Warrants	—	—	—
Weighted average diluted shares	120,593,501	108,175,022	72,404,020
Diluted earnings (loss) per common share	$(0.04)	$0.15	$(4.00)
During the year ended December 31, 2019, the Company calculated basic and diluted earnings (loss) per share using the two-class method. Participating securities during 2019 consisted of RSAs which contained rights to receive non-forfeitable dividends. The Company had a net loss for the year ended December 31, 2019, and accordingly, pursuant to the guidance under ASC 260, a portion of the net loss was not allocated to such securities under the two-class method. During the years ended December 31, 2021 and 2020, there were no remaining RSAs and no other securities classified as participating securities.
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 10 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of December 31, 2021, 2020 and 2019, the Notes were convertible into 5,690,129, 3,957,164 and 4,886,625 shares, respectively, of the Company’s common stock. During such years, the Company’s weighted average common stock price was below the Notes conversion price for such periods. Accordingly, the shares were not considered in the dilutive earnings per share calculation.

Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings (loss) per common share would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Antidilutive shares underlying stock-based awards:
Stock options	9,656,928	63,295	445,721
Restricted stock units	11,774,071	267,974	3,182,639
Warrants (1)	574,704	399,726	399,726

(1)	Includes the Debt Warrants as of each year-end. See Note 14 – Stockholders’ Equity for additional details.
17.    Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020 and March 9, 2021, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.
Financial Advisory Fees
During the year ended December 31, 2020, Jefferies beneficially owned more than 5% of our common stock at certain points of time. In connection with our ATM Program in 2020, Jefferies received approximately $740 of fees for such services. Jefferies did not own more than 5% of our common stock during 2021.
Reimbursement of Consulting Expenses
During the period from January 1, 2020 through July 31, 2020, the Company reimbursed C Grimstad and Associates, a company owned by our Chief Executive Officer (“CGA”), $262 for certain of its consultants that provided consulting services to the Company during this period. CGA has not provided consulting services to the Company since July 31, 2020. CGA did not mark-up or profit from these reimbursement transactions.
Other Transactions with Related Parties
As of December 31, 2021, we had over 26,000 restaurants on our Platforms, some of which are affiliated with members of our Board. We estimate that we generated total revenue, inclusive of diner fees, of approximately $700 and $1,500 during the years ended December 31, 2021 and 2020, respectively, from affiliates of members of our Board. Such affiliates enter into customary restaurant master service agreements with the Company, which are generally consistent with the other national partner agreements.
18.    Subsequent Events
ATM Program
From January 1, 2022 through January 7, 2022, we sold 7,907,933 shares of common stock for gross proceeds of $5,691. As of March 11, 2022, we have approximately $42,911 available under the ATM Program.