Form 10-K/A
period 2021-12-31
Waitr Holdings Inc.
filed 2022-04-12
CIK 1653247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K/A

Amendment No. 1
_________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Waitr Holdings Inc. (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 11, 2022. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (the “Amendment”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits.
Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meaning ascribed to them in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following is a list of our current directors and executive officers.

Name	Age	Position(s) Held
Carl A. Grimstad	54	Chief Executive Officer and Chairman of the Board
Leo Bogdanov	35	Chief Financial Officer
Armen Yeghyazarians	46	Chief Accounting Officer
Thomas C. Pritchard	62	General Counsel
Mark D’Ambrosio	43	Chief Sales Officer
David Cronin	69	Chief Engagement Officer
Timothy Newton	48	Chief Technology Officer
Matthew Coy	51	Chief Information Officer
Jonathan Green	43	Director
Charles Holzer	52	Director
Buford H. Ortale	60	Director
Pouyan Salehi	42	Director
Steven L. Scheinthal	60	Director

Carl A. Grimstad, 54, has been our Chief Executive Officer and a member of our Board since January 2020, and Chairman of the Board since March 3, 2020. Mr. Grimstad is currently the chief manager of C. Grimstad Associates, LLC, a family private investment entity formed in 2006, and the managing partner of GS Capital, LLC, a family private investment company formed in 1995. In 1999, he co-founded iPayment Inc. (“iPayment”), a provider of credit and debit card payment processing services to small and medium-sized merchants across the United States and Canada. He acted as the President of iPayment until 2011, when he became the Chairman and Chief Executive Officer until 2016. Under his leadership, iPayment closed an initial public offering in 2003 and then went private in 2006. Mr. Grimstad serves on the board of directors of Kard Financial Inc. He graduated with a B.A. in Economics from Boston University in 1989. We believe that Mr. Grimstad is qualified to serve on our Board based on his deep understanding of the industry in which the Company operates, his leadership skills and industry experience.
Leo Bogdanov, 35, has served as our Chief Financial Officer since May 2020, and as our Chief Accounting Officer from May 2020 until September 2021. Mr. Bogdanov previously served as director of Financial Planning & Analysis for the Company from January 2019 to May 2020, and held the same role at BiteSquad.com, LLC (“Bite Squad”) from March 2018 until the Company’s acquisition of Bite Squad in January 2019. From September 2008 until joining Bite Squad, Mr. Bogdanov held various roles within the deals practice of PricewaterhouseCoopers LLP, focusing on advising corporate and private equity clients on both buy- and sell-side transactions across a variety of industries. Mr. Bogdanov received a Bachelor of Business Management from Gettysburg College.
Armen Yeghyazarians, 46, has served as our Chief Accounting Officer since September 2021. Mr. Yeghyazarians has over 20 years of finance and accounting experience and has held senior management roles at various public and private companies. Mr. Yeghyazarians served as director of accounting for 99 Cents Only from February 2019 through September 2021, and prior to that as vice president/controller of a subsidiary of Paysafe, from October 2015 through December 2018. Mr. Yeghyazarians is an active CPA in the state of California and holds a Bachelor of Science from California State University, Northridge.
Thomas C. Pritchard, 62, has served as our General Counsel since July 2020. Mr. Pritchard has been engaged in the private practice of law for over 37 years, with extensive experience in advising public and private corporations and individuals engaged in a variety of financial and business transactions, including merger and acquisition transactions, private and public offerings of debt and equity securities, SEC regulatory compliance, board and special committee representation, and a wide variety of business advice. Mr. Pritchard holds a Juris Doctor from Southern Methodist University School of Law and a Bachelor of Arts from Northwestern University.

Mark D’Ambrosio, 43, has served as our Chief Sales Officer since July 2020. Mr. D’Ambrosio previously served as executive vice president of sales at Centerfield Media from 2017 through June 2020, where he focused on sales performance, training, agent development and recruiting. Prior to Centerfield, Mr. D’Ambrosio served as the senior vice president of direct sales for iPayment, Inc. from 2014 to 2017, where he managed direct, agent and high-risk sales. Mr. D’Ambrosio also held various sales roles at Flagship Merchant Services, Inc. for over 10 years. Mr. D’Ambrosio holds a Bachelor of Arts from Colby College.
David Cronin, 69, has served as our Chief Engagement Officer since July 2020. Mr. Cronin previously served as an HR consultant to Mainsail Group, Inc. from 2018 through June 2020 and as executive vice president and chief human resources officer at iPayment, Inc. from 2011 to 2018 where he focused on human resource matters. Mr. Cronin also served as vice president of human resources at Caritas Christi Health Care from 2009 to 2010 and Cape Cod Healthcare, Inc. from 2005 to 2009, and served as a principal at The WellSpring Group, an HR consulting firm, from 2001 to 2005. Mr. Cronin holds a Master of Science from Northeastern University and a Bachelor of Science from the United States Military Academy at West Point.
Timothy Newton, 48, has served as our Chief Technology Officer since January 2022. Mr. Newton served as chief technology officer at Fat Tuesday & New Orleans Original Daiquiris from June 2021 to December 2021 where he was responsible for strategic direction and execution of the company’s technology modernization efforts and standards. He also spearheaded the evaluation, selection and implementation of a new point-of-sale solution across 40 corporate locations, providing needed visibility to key store operational metrics. While at Papa John’s International from August 2012 to December 2020, Mr. Newton served as vice president, global technology operations, heading the tactical direction and deployment of mission critical technology infrastructure across 3200+ domestic and 1200+ international restaurants.
Matthew Coy, 51, has served as our Chief Information Officer since February 2022. Prior to joining the Company, Mr. Coy served as vice president of technology of Donatos Pizza, LLC from November 2020 to February 2022 and led the organization on a public cloud transformation. Prior to Donatos, Mr. Coy served as director of information technology at Chipotle from August 2018 to November 2020, where he led a cloud transformation. Mr. Coy also worked for Safelite from July 2016 to February 2018 as its vice president of information technology. As a leader, his teams have implemented solutions that enabled businesses to reduce costs, add functionality and mitigate risk while building relationships with clients and business leaders.
Jonathan Green, 43, has served as a member of our Board since the closing (“Closing”) of the Landcadia Business Combination (as defined below) in November 2018. Mr. Green is a partner at Luxor Capital Group, LP, and a principal at its affiliate, Lugard Road Capital GP, LLC. Luxor Capital Group, LP, is a New York-based hedge fund. He has served as a board member for a number of public and private Internet technology companies, including Delivery Hero. Prior to joining Luxor in 2004, Mr. Green worked at Wasserstein Perella and the spinoff of its financial restructuring group, Miller Buckfire & Co., where he represented clients in complex reorganizations. Mr. Green received B.A. degrees in Psychology and Economics from Brown University. We believe Mr. Green is qualified to serve on our Board based on his leadership and industry experience.
Charles Holzer, 52, has served as a member of our Board since April 2020. Mr. Holzer has served as a director of his family-owned real estate company for over five years. Mr. Holzer’s responsibilities have included: the acquisition, financing, development and management of $1,000,000,000 in various real estate transactions; the creation, operation and eventual sale of a nationwide commercial mortgage finance company; and the purchase of various non-performing loan packages from the Resolution Trust Company and other financial institutions. Additionally, he supervises the retail division of his family holdings, where representative tenants have included Louis Vuitton, Chanel, and Van Cleef and Arpels. Mr. Holzer serves on the board of Equus Foundation and BeaconLight and is a trustee of the Rogal Foundation, a charitable trust, where he is responsible for the selection of investment managers and allocation of assets. Mr. Holzer graduated from Harvard University and was a competitor at the Olympic Games in horseback riding. Mr. Holzer has also been appointed as a member of the Compensation Committee of the Board. We believe Mr. Holzer is qualified to serve on our Board based on his financial and managerial experience.
Buford Ortale, 60, has served as a member of our Board since April 2020. Mr. Ortale is a principal of Sewanee Ventures, a private investment firm he founded in 1996. He is a partner in NTR, a private equity firm focused on the energy sector, as well as a partner in Armour Capital Management, LP, the external manager of a $7+ billion asset mortgage REIT. Mr. Ortale serves on the board of and is chairman of the audit committee of Benefit Street Realty Partners, a multi $billion asset commercial mortgage REIT, and serves on the board of Broadtree Residential, a multi-family REIT. Mr. Ortale also serves on the boards of Intrensic, an evidence management software company, and Remote Care Partners, a software-based platform for remote health monitoring. He is a board advisor to Western Express, a privately held nationwide truckload carrier. Mr. Ortale began his career with Merrill Lynch’s Merchant Banking Group in New York in 1987. He was subsequently a Founder and Managing Director of NationsBanc’s (Bank of America) High Yield Bond Group. Mr. Ortale received his B.A. from Sewanee: The University of the South in 1984, and his M.B.A. from Vanderbilt in 1987. Mr. Ortale has also been appointed as a member of the Audit Committee of the Board. We believe that Mr. Ortale is qualified to serve on our Board based on his financial and managerial experience.
Pouyan Salehi, 42, has served as a member of our Board since June 2019. Mr. Salehi co-founded Scratchpad Inc., a sales technology company, and has served as its chief executive officer since October 2019. Mr. Salehi co-founded PersistIQ Inc., a sales technology company, and served as its chief executive officer from March 2014 to September 2019. Mr. Salehi has also served as a member of the board of directors of PersistIQ since March 2014. Prior to founding PersistIQ, Mr. Salehi founded Lera Labs in June 2012 and co-founded StackMob and served as its chief operations officer from August 2010 to November 2011. He also served in different roles at Apple from September 2007 through August 2010. Mr. Salehi holds a Bachelor of Mechanical Engineering from the University of Minnesota and an M.B.A. from Harvard Business School. We believe that Mr. Salehi is qualified to serve on our Board based on his leadership and technology industry experience.
Steven L. Scheinthal, 60, has served as a member of our Board since the Closing of the Lancadia Business Combination in November 2018. Mr. Scheinthal has served as the vice president, general counsel and secretary of Landcadia Holdings IV, Inc. since February 2021. Mr. Scheinthal served as the vice president, general counsel and secretary of Landcadia Holdings II, Inc. from February 2019 through December 2020 and Mr. Scheinthal has served as a director of Golden Nugget Online Gaming since December 2020. Mr. Scheinthal has served as the vice president, general counsel and secretary of Landcadia Holdings III, Inc. from August 2020 through the closing of its business combination in July 2021. Mr. Scheinthal was the vice president, general counsel and secretary of Landcadia Holdings Inc. (“Landcadia”) from September 2015 until the Closing in November 2018. Mr. Scheinthal has served as a member of the board of directors of Landry’s, Inc. since 1993 and as its executive vice president or vice president of administration, general counsel and secretary since September 1992. He also serves as a member of the board of directors, executive vice president and general counsel of Fertitta Entertainment, Inc. which is the holding company for Landry’s, Inc., the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all Fertitta companies, including Landry’s and Golden Nugget, on acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its IPO in 1993 and during the 17-plus years Landry’s operated as a public company. The foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s, Inc. for approximately five years before becoming part of the organization. He has been licensed to practice law in the State of Texas since 1984. We believe that Mr. Scheinthal is qualified to serve on our Board based on his leadership and industry experience.
Classified Board of Directors
Our Board is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The Board presently has six members and three vacancies. The term of our Class I directors, consisting of Pouyan Salehi and Steven L. Scheinthal, will expire at the 2022 annual meeting of stockholders; the term of our Class II directors, consisting of Carl A. Grimstad, Charles Holzer and Buford Ortale, will expire at our 2023 annual meeting of stockholders; and the term of our Class III director, Jonathan Green, will expire at our 2024 annual meeting of stockholders, or in each case until their respective successors are elected and qualified, or until their earlier resignation, removal or death.
On March 9, 2022, Mr. Salehi provided notice to the Company of his decision not to stand for re-election as a director at the 2022 annual meeting of stockholders.
Luxor Nomination Rights
Pursuant to the debt commitment letter entered into among the Company, Luxor Capital Group, LP, on behalf of Lugard Road Capital Master Fund, LP, and one or more of its funds and/or affiliates (collectively, “Luxor”) and the other parties thereto in connection with the acquisition by the Company of Waitr Incorporated pursuant to the agreement and plan of merger, dated as of May 2018 (the “Landcadia Merger Agreement”), by and among the Company, Waitr Inc. (f/k/a

Landcadia Merger Sub, Inc.), and Waitr Incorporated (the transactions contemplated by the Landcadia Merger Agreement are referred to herein as the “Landcadia Business Combination”), Luxor nominated Jonathan Green as a member of our Board and will thereafter have nomination rights with respect to one director for so long as it satisfies a minimum ownership threshold as agreed by the parties.
Bite Squad Nomination Right
Pursuant to the Bite Squad Agreement, at the closing of the Company’s acquisition of Bite Squad in January 2019 (the “Bite Squad Closing”), Arash Allaei was given nomination rights until January 2022 (36 months from the Bite Squad Closing). Mr. Allaei nominated Pouyan Salehi for election at the 2019 annual meeting of stockholders pursuant to his nomination rights under the Bite Squad Agreement. On March 9, 2022, Mr. Salehi provided notice to the Company of his decision not to stand for re-election as a director at the 2022 annual meeting of stockholders.
Director Independence
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment, and affiliations, our Board has affirmatively determined that each of Messrs. Holzer, Ortale, Salehi and Scheinthal do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” (as that term is defined under the applicable rules and regulations of the SEC and Nasdaq Stock Market (“Nasdaq”) listing standards). Our Board has also determined that each member of the Audit Committee is independent for purposes of serving on our Audit Committee, as determined in accordance with applicable Nasdaq listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has determined that each member of the Compensation Committee is independent for purposes of serving on our Compensation Committee, as determined in accordance with applicable Nasdaq listing standards and Rule 10C promulgated under the Exchange Act. Additionally, our Board has determined that each member of the Corporate Governance and Nominating Committee (the “CGN Committee”) is independent for purposes of serving on our CGN Committee, as determined in accordance with applicable Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them, if any, described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Committees of the Board
Our Board currently has three standing committees. The current composition and responsibilities of each of the committees is described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of our Board committees operates under a written charter adopted by the Board. The committee charters are available on the Investor Relations section of our website at http://investors.waitrapp.com/corporate-governance/governance-highlights. A printed copy of each charter is available upon request. The information on our website is not part of this Form 10-K/A.
Audit Committee
Our Audit Committee is responsible for, among other things: (i) appointing, retaining and evaluating the Company’s independent registered public accounting firm and approving all services to be performed by it; (ii) overseeing the Company’s independent registered public accounting firm’s qualifications, independence and performance; (iii) overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC; (iv) reviewing and monitoring the Company’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (v) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (vi) reviewing and approving related person transactions.
Messrs. Ortale, Holzer and Salehi are members of our Audit Committee, with Mr. Ortale serving as chair. All members of our Audit Committee are independent within the meaning of the federal securities laws and the meaning of the Nasdaq Rules. Each member of our Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq, and our Board has determined that Mr. Ortale is an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC.
Compensation Committee
Our Compensation Committee is responsible for, among other things: (i) reviewing key employee compensation goals, policies, plans and programs; (ii) reviewing and approving the compensation for the Company’s directors, chief executive officer and other executive officers; (iii) reviewing and approving employment agreements and other similar arrangements between the Company and the Company’s executive officers; and (iv) administering the Company’s stock plans and other incentive compensation plans. The Compensation Committee may delegate its authority to one or more subcommittees, consisting of one or more of its members, when the Compensation Committee deems it appropriate to do so to carry out its responsibilities.
Messrs. Ortale and Holzer are members of the Compensation Committee, with Mr. Holzer serving as chair. All members of our Compensation Committee qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to compensation committee membership.
Corporate Governance and Nominating Committee (CGN)
The CGN Committee is responsible for, among other things, considering and making recommendations to our Board on matters relating to the selection and qualification of directors of the Company and candidates nominated to serve as directors of the Company, as well as other matters relating to the duties of directors of the Company, the operation of our Board and corporate governance. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors.
Messrs. Salehi and Holzer are members of the CGN Committee, with Mr. Salehi serving as chair.
Code of Ethics and Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including those officers responsible for financial reporting. We have also adopted Corporate Governance Guidelines, which, in conjunction with our Charter, Bylaws and charters of the committees of the Board, form the framework for our corporate governance. Our Code of Business Conduct and Ethics is available on our website at http://investors.waitrapp.com/corporate-governance/governance-highlights. The information on our website is not part of this Form 10-K/A. As required by law and in accordance with the requirements of Item 5.05 of Current Report on Form 8-K, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics as well as any waivers of its requirements.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2021 the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Pouyan Salehi did not file a Form 4 within the two business day requirement and such late filing was effected on June 16, 2021. During the current fiscal year, Timothy Newton did not file a Form 4 within the two business day requirement and such late filing was effected on March 16, 2022.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the objectives and principles underlying our executive compensation program and outlines the material elements of compensation for the individuals identified below, referred to herein as our named executive officers (“NEOs”), who consist of our principal executive officer, principal financial officer, and the next three most highly compensated executive officers as of December 31, 2021.
◦Carl A. Grimstad, Chairman of the Board and Chief Executive Officer;

◦Leo Bogdanov, Chief Financial Officer;
◦Thomas C. Pritchard, General Counsel;
◦Mark D’Ambrosio, Chief Sales Officer; and
◦David Cronin, Chief Engagement Officer.
Executive Summary and Compensation Philosophy
The Company operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. The platforms are a convenient way to discover, order and receive great food and other products from local restaurants, national chains and grocery stores. Additionally, the Company facilitates merchant access to third-party payment processing solution providers, pursuant to the acquisition of the Cape Payment Companies in August 2021.
The Company believes it is in our stockholders’ best interests to attract, motivate and retain highly qualified individuals in critical positions by providing competitive compensation opportunities. Our guiding compensation principles endeavor to align executive compensation with our strategic objectives. Most importantly, we believe that our executive compensation programs appropriately link pay to performance and are well aligned with the long-term interests of our stockholders. We further believe that our executive compensation principles are competitive with similarly situated companies in the food delivery industry and other companies that are our peers in terms of annual revenues and appropriately recognize executive performance. Our Compensation Committee is responsible for establishing, implementing and maintaining the compensation program for our NEOs.
Use of Compensation Consultants and Peer Group Data
The Compensation Committee did not consult with any compensation consultants in conjunction with its executive compensation determinations for fiscal year 2021 (except as set forth below). The Compensation Committee did not set executives’ compensation to a specific percentile of the range of total compensation represented by a specified peer group when making its executive compensation determinations for fiscal year 2021. However, in connection with (i) the extension of Mr. Grimstad’s Employment Agreement in April 2021 and the grant of 3,500,000 RSUs in April 2021 and (ii) the April 2022 RSU grants and bonuses to certain NEOs, the Company consulted with LaPorte CPAs and Business Advisors (the “Compensation Consultant”). Additionally, the Compensation Consultant provided services in connection with the determination of Board compensation for 2021 and 2022. The Compensation Consultant did not provide any other services for the Company.
Role of Executives in Establishing Compensation
Our Chief Executive Officer, Carl A. Grimstad, plays an integral role in recommending compensation for NEOs (including base salary and performance-based annual and long-term cash and equity compensation). Mr. Grimstad participates in Compensation Committee meetings to provide background information on our business and financial and operational objectives and reviews the performance of each NEO based on each NEO’s contributions to achieving the Company’s business, financial and operational objectives and recommends compensation for our NEOs. Compensation Committee members also develop their own opinions regarding the annual performance of our NEOs based on interactions with them. As required by the Nasdaq listing standards, our Chief Executive Officer does not participate in deliberations concerning, or vote on, the compensation arrangements for himself. The Compensation Committee approves the compensation for all NEOs.
Compensation Committee Interlocks and Insider Participation
None of our Compensation Committee members was an officer or employee of the Company during fiscal 2021, has formerly been an officer of the Company, or has or had any related party transaction relationship with our Company of a type that is required to be disclosed under Item 404 of Regulation S-K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during fiscal 2021.

Material Elements of Executive Compensation
The key elements of our executive compensation program include base salary, discretionary bonus eligibility and long-term incentives pursuant to our common stock and benefit programs.
Base Salary and Discretionary Bonus. We pay a base salary to each of our NEOs, the objective of which is to provide a fixed component of cash compensation to an executive that reflects the level of responsibility associated with the executive’s position and is competitive with the base compensation the executive could earn in a similar position at comparable companies. Base salary for our NEOs is reviewed annually in light of market compensation, tenure, individual performance, Company performance and other subjective considerations. Typically, our Chief Executive Officer makes recommendations to the Compensation Committee with regard to executives’ base salary that he believes are justified in light of these considerations. From time to time, the Company awards discretionary bonuses to NEOs, the purpose of which is to better align executive compensation with Company performance, market value and long-term objectives. Discretionary bonus arrangements vary among NEOs. Bonuses are dictated based on qualitative and quantitative performance criteria determined on a case-by-case basis.
The base salary of Leo Bogdanov, our Chief Financial Officer, increased from $200,000 to $320,000 in fiscal year 2021 as a result of market adjustments. Messrs. Grimstad, D’Ambrosio, Cronin and Pritchard joined the Company during 2020, and the Compensation Committee determined that no changes in their base salary were warranted during 2021 (other than the extension of Mr. Grimstad’s employment agreement) and that their base salaries were at acceptable market rates.
During fiscal year 2020, the Company entered into an Employment Agreement (as thereafter amended and restated, the “Grimstad Employment Agreement”) and a Performance Bonus Agreement with Carl A. Grimstad (the “Grimstad Bonus Agreement”), additional details of which are set forth under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers.” Pursuant to the Grimstad Employment Agreement, Mr. Grimstad earned a one-time cash bonus of $3,000,000, paid January 3, 2022. Pursuant to the Grimstad Bonus Agreement, Mr. Grimstad is eligible to earn a one-time cash bonus of $5,000,000, payable upon a Corporate Change (as defined in the Grimstad Bonus Agreement) that occurs on or before January 3, 2025, in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00. In April 2021, the Board authorized the payment of a $1 million discretionary bonus to Mr. Grimstad and the Company amended and restated the Grimstad Employment Agreement to extend the term of Mr. Grimstad’s employment through January 3, 2025, as detailed in “Employment Agreements and Performance Bonus Agreements with Named Executive Officers.”
In July 2020, the Company paid a signing bonus of $50,000 to Mark D’Ambrosio, pursuant to his Employment Agreement (the “D’Ambrosio Employment Agreement”), additional details of which are set forth under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers.” In addition, Mr. D’Ambrosio was entitled to an agreed upon $80,000 bonus for 2020. For years starting with 2021, the D’Ambrosio Employment Agreement also provides Mr. D’Ambrosio the opportunity to receive a performance bonus (the “Performance Bonus”) up to an aggregate of 50% of his Base Salary (as defined in the D’Ambrosio Employment Agreement), to be based upon the attainment of certain performance metrics established by the Company’s Chief Executive Officer, Board or Compensation Committee for each fiscal quarter. For a particular quarter, the performance metrics are based on some or all of the following criteria: active restaurant growth, order volume growth, dine-in order volume and paid placement. The metrics are established quarterly to be challenging but attainable.
Additionally, pursuant to his Employment Agreement entered into with the Company during fiscal year 2020, additional details of which are set forth under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers,” David Cronin is eligible to receive a discretionary bonus, in the sole discretion of the Board.
In April 2022, the Board authorized a discretionary bonus of $1,000,000 to Mr. Grimstad, a discretionary bonus of $300,000 to Mr. Pritchard, a discretionary bonus of $150,000 to Mr. D’Ambrosio, and a discretionary bonus of $100,000 to Mr. Cronin.
Long-Term Incentives under the Incentive Plan. The purposes of the Incentive Plan are to: (i) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (ii) give participants an incentive for excellence in individual performance; (iii) promote teamwork among participants; and (iv) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. The level of award opportunities under the Plan is intended to be consistent with comparable companies and reflect an individual’s level of responsibility and performance.

Under the Plan, while the Compensation Committee may grant awards to participants in the form of Options, Stock Appreciation Rights, Restricted Shares, Restricted Stock Units (previously defined herein as “RSUs”), Performance-Based Awards (including performance-based Restricted Shares and RSUs), Other Stock-Based Awards, Other Cash-Based Awards (as such terms are defined therein) or any combination of the foregoing, the Company has only granted Options and RSUs to NEOs. Options awarded under the Plan give executives the opportunity to purchase shares of the Company’s common stock for a period not to exceed 10 years (five years in the case of certain Incentive Stock Options) and at a price of no less than the closing sale price of the Company’s common stock on the grant date (110% of the closing sale price in the case of certain Incentive Stock Options). Executives benefit from Options only to the extent the Company’s stock price appreciates after the grant date of the Options. The Compensation Committee recognizes that an NEO, and not the Compensation Committee, decides whether or not to exercise an Option. For this reason, the Compensation Committee’s decision to grant an Option to an NEO does not take into account any gains realized by the NEO due to a decision to exercise a pre-existing Option in any given year. Historically, the Compensation Committee has not repriced Options or replaced Options that are underwater and does not intend to engage in either practice in the future. Options are granted at either a special Compensation Committee meeting or one of the Compensation Committee’s regularly scheduled meetings based on recommendations from the Chief Executive Officer, the participant’s level of responsibility and the participant’s total compensation.
RSUs awarded under the Plan give executives the opportunity to receive shares of the Company’s common stock upon satisfaction of the applicable vesting requirements set forth in a Restricted Stock Unit Award Agreement. The Compensation Committee has granted time-based and performance-based RSUs to NEOs. The value of RSUs is directly tied to the market price of the Company’s common stock and is determined at the time the applicable vesting requirement takes place. RSUs are granted at either a special Compensation Committee meeting or one of the Compensation Committee’s regularly scheduled meetings based on recommendations from the Chief Executive Officer, the participant’s level of responsibility and the participant’s total compensation.
The Compensation Committee considers granting various types of equity to newly hired executives on a case-by-case basis. The number of Options and RSUs granted during fiscal year 2021 to the NEOs is set forth in the “2021 Grants of Plan-Based Awards Table.”
In March 2022, the Compensation Committee and Board authorized a 100,000 RSU grant to Mr. Bogdanov, and in April 2022, the Compensation Committee and Board authorized a 4,000,000 RSU grant to Mr. Grimstad, a 195,000 RSU grant to Mr. Pritchard, a 125,000 RSU grant to Mr. Cronin, and a 160,000 RSU grant to Mr. D’Ambrosio. Each such RSU grant vests in three equal installments on the first, second and third anniversaries of the grant date, subject to such recipients’ continued employment through the applicable vesting date and will vest in full upon a change of control, subject to continued employment through the closing of such change of control. The vesting of Mr. Grimstad’s RSU grant also accelerates upon certain circumstances, as set forth in “Employment Agreements and Performance Bonus Agreements with Named Executive Officers.”
Other Compensation Components
Termination and Change in Control Payments. Carl A. Grimstad, the Company’s Chief Executive Officer, has post-termination benefits under the Grimstad Employment Agreement and the Grimstad Bonus Agreement, and Leo Bogdanov, the Company’s Chief Financial Officer, has post-termination benefits under the Bogdanov Employment Agreement, all of which is described under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers” and “Potential Payments upon Termination or Change in Control” below. Additionally, Stock Option Award Agreements and Restricted Stock Unit Award Agreements entered into with NEOs provide for accelerated vesting upon a change in control and, with respect to Mr. Grimstad, accelerated vesting upon a termination by the Company other than for Misconduct (as defined in the Grimstad Employment Agreement) or by Mr. Grimstad for Good Reason (as defined in the Grimstad Employment Agreement). Otherwise, we do not provide any special termination or change in control benefits to our NEOs.
Perquisites. We may provide the following perquisites to our executive officers: auto and technology allowance; benefits allowance; relocation allowance; tax reimbursement; and other business expense reimbursements. These perquisites provide flexibility to the executives, increase travel efficiencies and allow the Company to remain competitive in the marketplace. There were no perquisites provided to our NEOs during 2021 requiring disclosure in the Summary Compensation Table.

Tax Implications
The Compensation Committee awards compensation to our executive officers as it deems appropriate to meet our overall compensation objectives, even though it may not be fully deductible for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, Section 162(m) prevents publicly held corporations from deducting, for federal income tax purposes, compensation paid in excess of $1,000,000 to certain executives. In certain situations, the Compensation Committee has approved, and may approve in the future, compensation that does not meet the requirements of Section 162(m) in order to ensure competitive levels of total compensation for our executive officers.
Compensation Policies and Practices as they Relate to Risk Management
The Company’s management has reviewed its compensation policies and practices in conjunction with the Compensation Committee to determine if these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Company’s basic compensation structure, as described above, includes base salaries, discretionary bonuses and incentive equity compensation that primarily consists of stock options and RSUs. In light of this review of the compensation structure and its mix of both fixed and variable compensation, the Company concluded that there are not likely risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended December 31, 2021 for filing with the Securities and Exchange Commission.

By the Compensation Committee,

Charles Holzer, Chair
Buford Ortale

Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2021 and 2020, as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). Fiscal year 2020 was the first year that all of the persons named below became NEOs.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Carl A. Grimstad	2021	$1,000,000	$1,000,000	$8,960,000	$—	$—	$10,960,000
Chairman of the Board and Chief Executive Officer	2020	965,381	—	3,541,787	2,297,375	—	6,804,543
Leo Bogdanov	2021	245,769	—	217,600	—	—	463,369
Chief Financial Officer	2020	194,955	—	284,998	—	—	479,953
Mark D’Ambrosio	2021	320,000	40,000	365,200	—	—	725,200
Chief Sales Officer	2020	152,615	130,000	832,500	—	—	1,115,115
Thomas C. Pritchard	2021	240,000	—	440,000	—	—	680,000
General Counsel	2020	216,119	—	1,054,000	—	—	1,270,119
David Cronin	2021	200,000	—	275,000	—	—	475,000
Chief Engagement Officer	2020	163,381	—	658,750	—	—	822,131

(a) Includes consulting fees paid in 2020 to Messrs. Pritchard and Cronin in the amounts of $102,581 and $59,208, respectively, in connection with services provided to the Company in 2020 prior to each of their appointments as executive officers on July 1, 2020.
(b) For Mr. Grimstad, this reflects a discretionary $1,000,000 cash bonus paid in April 2021. For Mr. D’Ambrosio, the 2021 amount reflects a $40,000 agreed upon bonus for the first quarter of 2021, and for 2020, reflects a $50,000 signing bonus paid in July 2020, a $40,000 agreed upon bonus for the third quarter of fiscal 2020 (paid in December 2020) and a $40,000 agreed upon bonus for the fourth quarter of fiscal 2020 (paid in January 2021) pursuant to Mr. D’Ambrosio’s Employment Agreement, described below under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers.”
(c) Reflects the grant date fair value of RSUs granted to the named executive officer in accordance with FASB ASC Topic 718. For these RSU awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date.
(d) Reflects the grant date fair value of stock option awards granted to the named executive officer in accordance with FASB ASC Topic 718. The assumptions used in calculating the stock option award amount may be found in Note 13 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2021 Grants of Plan-Based Awards Table
The following table contains information concerning Plan-based awards outstanding as of December 31, 2021 for each of the NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Long-Term Equity Incentive Compensation
Named Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Restricted Stock Units (#)	Option Awards (#)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(a)
Carl A. Grimstad	4/23/2021	—	—	—	3,500,000	—	—	$8,960,000
	4/23/2020	—	5,000,000 (b)	—	—	—	—	—
Leo Bogdanov	4/23/2021	—	—	—	85,000	—	—	217,600
Mark D’Ambrosio	8/19/2021	—	—	—	332,000	—	—	365,200
	7/1/2020	—	160,000 (c)	—	—	—	—	—
Thomas C. Pritchard	8/19/2021	—	—	—	400,000	—	—	440,000
David Cronin	8/19/2021	—	—	—	250,000	—	—	275,000
(a) Reflects the grant date fair value of the awards granted to the named executive officer in accordance with FASB ASC Topic 718. For the RSU awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date.
(b) On April 23, 2020, the Company entered into the Grimstad Bonus Agreement, which was extended through January 3, 2025 pursuant to the Grimstad Employment Agreement, whereby, upon the occurrence of a Corporate Change in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, the Company shall pay Mr. Grimstad an amount equal to $5,000,000. This Performance Bonus is payable only at the target level.
(c) Mr. D’Ambrosio’s Performance Bonus is payable only at the target level on a quarterly basis in an amount not to exceed the aggregate amount of $160,000 for 2021.

Outstanding Equity Awards at Fiscal Year-End
The following table contains information concerning equity awards outstanding as of December 31, 2021 for each of the NEOs.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not yet Vested (a)($)
Carl A. Grimstad	9,572,397	—	—	$0.37	1/3/2025	3,134,325 (b)	$ 2,319,40
	—	—	—	—	—	3,500,000 (c)	2,590,000
Leo Bogdanov	—	—	—	—	—	42,736 (d)	31,625
	—	—	—	—	—	81,196 (e)	60,085
	—	—	—	—	—	85,000 (f)	62,900
Mark D’Ambrosio	—	—	—	—	—	222,000 (g)	164,280
	—	—	—	—	—	332,000 (h)	245,680
Thomas C. Pritchard	—	—	—	—	—	266,667 (i)	197,334
	—	—	—	—	—	400,000 (h)	296,000
David Cronin	—	—	—	—	—	166,666 (j)	123,333
	—	—	—	—	—	250,000 (h)	185,000

(a) Amounts represent the market value of unvested RSUs, based on the closing price of our common stock on December 31, 2021, the last trading day of the last completed fiscal year, of $0.74 per share.
(b) The restricted stock unit award held by Carl A. Grimstad vests in full upon a Corporate Change, subject to Mr. Grimstad’s continuous employment with the Company through the date of a Corporate Change; provided, however, that such RSUs shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason or he is terminated by the Company for reason other than Misconduct (as such terms are defined in Mr. Grimstad’s Employment Agreement).
(c) The restricted stock unit award held by Carl A. Grimstad vests in three substantially equal installments on each of the first three anniversaries of January 3, 2022, with accelerated vesting upon a change of control; provided, further, that such RSUs shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason or he is terminated by the Company for reason other than Misconduct (as such terms are defined in Mr. Grimstad’s Employment Agreement).
(d) The restricted stock unit award held by Leo Bogdanov vests on August 29, 2022, with accelerated vesting upon a change of control.
(e) The restricted stock unit award held by Leo Bogdanov vests as follows: 40,598 on May 22, 2022 and 40,598 on May 22, 2023, with accelerated vesting upon a change of control.
(f) The restricted stock unit award held by Leo Bogdanov vests in three substantially equal installments on each of the first three anniversaries of April 23, 2021, with accelerated vesting upon a change of control.
(g) The restricted stock unit award held by Mark D’Ambrosio vests as follows: 111,000 on May 28, 2022 and 111,000 on May 28, 2023, with accelerated vesting upon a change of control.
(h) The restricted stock unit awards held by Mark D’Ambrosio, Thomas C. Pritchard and David Cronin vest in three substantially equal installments on each of the first three anniversaries of August 19, 2021, with accelerated vesting upon a change of control.
(i) The restricted stock unit award held by Thomas C. Pritchard vests as follows: 133,334 on July 1, 2022 and 133,333 on July 1, 2023, with accelerated vesting upon a change of control.
(j) The restricted stock unit award held by David Cronin vests as follows: 83,333 on July 1, 2022 and 83,333 on July 1, 2023, with accelerated vesting upon a change of control.

2021 Option Exercises and Stock Vested Table
The following table sets forth information regarding RSUs vested and the value realized upon vesting by our NEOs during fiscal year 2021. No option awards were exercised by the NEOs during 2021.

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(a)
Carl A. Grimstad	—	$—	—	$—
Leo Bogdanov	—	—	83,333	131,987
Mark D’Ambrosio	—	—	111,000	225,330
Thomas C. Pritchard	—	—	133,333	237,333
David Cronin	—	—	83,334	148,335
(a) Market value of vesting of Company common stock at the vesting date, determined by multiplying the vested shares by the closing stock price.
Employment Agreements and Performance Bonus Agreements with Named Executive Officers
Carl A. Grimstad
On April 23, 2021, the Company amended and restated the Grimstad Employment Agreement, as originally dated January 3, 2020, pursuant to which Mr. Grimstad will continue to serve as the Chief Executive Officer of the Company. The amendment extends Mr. Grimstad’s employment term under the same base salary for three years and provides for an award of 3,500,000 RSUs to vest pro-rata on an annual basis over three years, commencing on January 3, 2023. The term of the Grimstad Employment Agreement, previously expiring on January 3, 2022, now expires on January 3, 2025 (the “Term”), unless earlier terminated by either party. The Grimstad Employment Agreement includes customary obligations related to confidentiality, non-competition and intellectual property right protection and provides Mr. Grimstad indemnification rights concerning his service as the Chief Executive Officer of the Company.
The Grimstad Employment Agreement provides for the following compensation to Mr. Grimstad:
• a base salary of $83,333 per month (the “Monthly Compensation”);
• a bonus of $3,000,000 (the “Bonus”) to be paid if Mr. Grimstad served through January 3, 2022, which he satisfied, and such bonus was paid in January 2022;
• an option (the “Grimstad Option”), issued under the Incentive Plan pursuant to an option agreement dated January 3, 2020 (the “Option Agreement”), exercisable for 9,572,397 shares of our common stock (the “Common Stock”) at an exercise price of $0.37 per share, which is fully exercisable; and
• an award of 3,500,000 RSUs (the “Grimstad 2021 RSUs”), issued under the Incentive Plan, pursuant to a Restricted Stock Unit Award Agreement between the Company and Mr. Grimstad dated April 23, 2021. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. The Grimstad 2021 RSUs will vest in three equal installments on the first, second and third anniversaries of January 3, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a Corporate Change, subject to Mr. Grimstad’s continued employment through the closing of such Corporate Change, or the termination of the Grimstad Employment Agreement by Mr. Grimstad for Good Reason or by the Company for other than Misconduct.
Additionally, upon the closing of a Corporate Change, Mr. Grimstad will receive (i) the Monthly Compensation through the Term and (ii) Accrued Amounts (as defined below), if any, and the Company may terminate the Grimstad Employment Agreement.
If the Grimstad Employment Agreement is terminated by Mr. Grimstad other than for Good Reason or by the Company in the event of Mr. Grimstad’s Misconduct, Mr. Grimstad shall not be entitled to further compensation other than payment for (i) any unpaid Monthly Compensation through the date of termination, (ii) any unpaid expenses incurred prior to the date of termination, subject to the Company’s expense reimbursement rules and policies as in effect from time to time, and (iii) any vested portion of equity or non-equity bonus awards through the date of termination pursuant to any award documentation (the “Accrued Amounts”).
If the Grimstad Employment Agreement is terminated by the Company other than for Misconduct or by Mr. Grimstad for Good Reason, the Company shall pay Mr. Grimstad (i) the Monthly Compensation through the Term, (ii) the unvested equity and non-equity awards (whether pursuant to the Grimstad Employment Agreement or otherwise) shall accelerate and be vested in full pursuant to their respective award documentation, and (iii) Accrued Amounts, if any.
A “Corporate Change,” as defined in the Grimstad Employment Agreement, shall occur if: (i) the Company (A) shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company) other than a merger or consolidation (1) that results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the combined voting power of the voting securities of the Company (or such surviving entity or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof) outstanding immediately after such merger or consolidation, and (2) immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the Board of the entity surviving such merger or consolidation or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof, or (B) is to be dissolved and liquidated, and, as a result of or in connection with such transaction, the persons who were directors of the Company before such transaction shall cease to constitute a majority of the Board; (ii) any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of 50% or more of the outstanding shares of the Company’s voting stock (based upon voting power), excluding any person, entity or group who acquires or gains such ownership or control directly from the Company; or (iii) the Company sells all or substantially all of the assets of the Company to any other person or entity (other than a wholly-owned subsidiary of the Company) in a transaction that requires shareholder approval pursuant to applicable corporate law, other than a sale by the Company of all or substantially all of the assets of the Company to an entity, at least fifty percent (50%) of the combined voting power of the voting securities of which are owned directly or indirectly by stockholders of the Company following the completion of such transaction in substantially the same proportions as their ownership of the Company immediately prior to such sale.
“Misconduct,” as defined in the Grimstad Employment Agreement, means a material breach of any of Mr. Grimstad’s obligations under the Grimstad Employment Agreement without the Company’s express written consent, Mr. Grimstad’s willful misconduct or gross negligence in performing his duties under the Grimstad Employment Agreement, or conviction of (including a plea of guilty or nolo contendere) a felony or crime involving moral turpitude; provided, that the Company has provided a notice of termination to Mr. Grimstad of the Company’s intention to terminate the Grimstad Employment Agreement for Misconduct, and Mr. Grimstad has failed to cure, to the extent curable, such circumstance within fifteen (15) days of receipt of the notice of termination given in respect thereof.
“Good Reason,” as defined in the Grimstad Employment Agreement, means a material breach of any of the Company’s obligations under the Grimstad Employment Agreement without Mr. Grimstad’s express written consent; provided, that, Mr. Grimstad has provided a notice of termination to the Company of his intention to terminate the Grimstad Employment Agreement for Good Reason, and the Company has failed to cure, to the extent curable, such circumstance within fifteen (15) days of receipt of the notice of termination given in respect thereof.
On April 23, 2020, the Company entered into the Grimstad Bonus Agreement, which was extended through January 3, 2025 pursuant to the Grimstad Employment Agreement, whereby, upon the occurrence of a Corporate Change in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, the Company shall pay Mr. Grimstad an amount equal to $5,000,000 (the “Performance Bonus”). In order to receive the Performance Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason or the Company terminates his employment other than for Misconduct, Mr. Grimstad will be entitled to receive the Performance Bonus provided the Corporate Change occurs on or before January 3, 2025. The Grimstad Bonus Agreement shall terminate automatically upon the termination of the Grimstad Employment Agreement by the Company for Misconduct or by Mr. Grimstad for other than Good Reason prior to the consummation of a Corporate Change.
On April 23, 2020, the Company entered into a Restricted Stock Unit Award Agreement with Mr. Grimstad (the “Grimstad 2020 RSU Agreement”) pursuant to which the Company granted Mr. Grimstad 3,134,325 RSUs subject to the terms and conditions of the Incentive Plan and the Grimstad 2020 RSU Agreement. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. In order for the RSUs to vest, Mr. Grimstad must remain continuously employed with the Company through the date of a Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason or the Company terminates his employment other than for Misconduct prior to a Corporate Change, the RSUs will vest in full. The number of shares of Common Stock issuable upon the vesting of the RSUs are subject to certain adjustments as provided for in the Incentive Plan.
On April 11, 2022, the Company entered into a Restricted Stock Unit Award Agreement with Mr. Grimstad (the “Grimstad 2022 RSU Agreement”) pursuant to which the Company granted Mr. Grimstad 4,000,000 RSUs subject to the terms and conditions of the Incentive Plan and the Grimstad 2022 RSU Agreement. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. The Grimstad 2022 RSUs will vest in three equal installments on the first, second and third anniversaries of April 11, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr. Grimstad’s continued employment through the closing of such change of control or the termination of the Grimstad Employment Agreement by Mr. Grimstad for Good Reason or by the Company for other than Misconduct. Additionally, on April 11, 2022, the Company determined to pay Mr. Grimstad a discretionary bonus of $1,000,000.
Leo Bogdanov
On May 22, 2020, Leo Bogdanov was appointed the Chief Financial Officer of the Company with an annual base salary of $200,000 and customary employee benefits. Additionally, on May 22, 2020, Mr. Bogdanov received an award under the Incentive Plan of 121,794 RSUs (the “Bogdanov Award”). The Bogdanov Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Bogdanov’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Bogdanov’s continued employment through the closing of such change of control.
On April 23, 2021, the Company entered into an Employment Agreement with Mr. Bogdanov (the “Bogdanov Employment Agreement”), pursuant to which Mr. Bogdanov will continue to serve as the Chief Financial Officer of the Company. The Bogdanov Employment Agreement provided for an increase in Mr. Bogdanov’s annual base salary to $220,000 and an award under the Incentive Plan of 85,000 RSUs (the “Bogdanov 2021 Award”). The Bogdanov 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Bogdanov’s continued employment through the applicable vesting date and will vest in full upon a change of control, subject to Mr. Bogdanov’s continued employment through the closing of such change of control.
On August 23, 2021, the Company and Mr. Bogdanov entered into an amendment to the Bogdanov Employment Agreement whereby (i) Mr. Bogdanov’s salary was increased from $220,000 to $320,000 per year and (ii) in the event Mr. Bogdanov’s employment is terminated within 12 months from August 23, 2021, he will be entitled to a payment of $100,000 less 31.25% of his base salary paid since August 23, 2021.
On March 21, 2022, Mr. Bogdanov received an award under the Incentive Plan of 100,000 RSUs (the “Bogdanov 2022 Award”). The Bogdanov 2022 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Bogdanov’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Bogdanov’s continued employment through the closing of such change of control.
Thomas C. Pritchard
On July 1, 2020, the Company entered into an Employment Agreement with Thomas C. Pritchard (the “Pritchard Employment Agreement”), pursuant to which Mr. Pritchard will serve as the General Counsel of the Company. The Pritchard Employment Agreement provides for an annual base salary of $240,000 and customary employee benefits. Additionally, the Pritchard Employment Agreement provided for an award under the Incentive Plan of 400,000 RSUs, which Mr. Pritchard received on July 1, 2020 (the “Pritchard Award”). The Pritchard Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control.
On August 19, 2021, Mr. Pritchard received an award under the Incentive Plan of 400,000 RSUs (the “Pritchard 2021 Award”). The Pritchard 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control.
On April 11, 2022, Mr. Pritchard received an award under the Incentive Plan of 195,000 RSUs (the “Pritchard 2022 Award”). The Pritchard 2022 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company determined to pay Mr. Pritchard a discretionary bonus of $300,000.
Mark D’Ambrosio
On May 28, 2020, the Company entered into the D’Ambrosio Employment Agreement, pursuant to which Mr. D’Ambrosio will serve as the Chief Sales Officer of the Company. The D’Ambrosio Employment Agreement provides for an annual base salary of $320,000 and customary employee benefits. Additionally, the D’Ambrosio Employment Agreement provided for an award under the Incentive Plan of 333,000 RSUs, which Mr. D’Ambrosio received on May 28, 2020 (the “D’Ambrosio Award”). The D’Ambrosio Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to his continued employment through the closing of such change of control.
The D’Ambrosio Employment Agreement also provided for a $50,000 signing bonus, which was paid to Mr. D’Ambrosio in May 2020, and an $80,000 agreed upon bonus for 2020. Starting in fiscal 2021, he is entitled to a performance bonus up to an aggregate of 50% of his base salary, to be based upon the attainment of certain performance metrics established by the Company’s Chief Executive Officer, Board or Compensation Committee, of which $40,000 was paid as a performance bonus in fiscal 2021.
On August 19, 2021, Mr. D’Ambrosio received an award under the Incentive Plan of 332,000 RSUs (the “D’Ambrosio 2021 Award”). The D’Ambrosio 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. D’Ambrosio’s continued employment through the closing of such change of control.
On April 11, 2022, Mr. D’Ambrosio received an award under the Incentive Plan of 160,000 RSUs (the “D’Ambrosio 2022 Award”). The D’Ambrosio 2022 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. D’Ambrosio’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company determined to pay Mr. D’Ambrosio a discretionary bonus of $150,000.
David Cronin
On July 1, 2020, the Company entered into an Employment Agreement with David Cronin (the “Cronin Employment Agreement”), pursuant to which Mr. Cronin will serve as the Chief Engagement Officer of the Company. The Cronin Employment Agreement currently provides for an annual base salary of $200,000, eligibility to receive a bonus in the sole discretion of the Board, and customary employee benefits. Additionally, the Cronin Employment Agreement provided for an award under the Incentive Plan of 250,000 RSUs, which Mr. Cronin received on July 1, 2020 (the “Cronin Award”). The Cronin Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Cronin’s continued employment through the applicable vesting date, and will vest in full upon a change in control (as defined in the Incentive Plan), subject to Mr. Cronin’s continued employment through the closing of such change in control.
On August 19, 2021, Mr. Cronin received an award under the Incentive Plan of 250,000 RSUs (the “Cronin 2021 Award”). The Cronin 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Cronin’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Cronin’s continued employment through the closing of such change of control.
On April 11, 2022, Mr. Cronin received an award under the Incentive Plan of 125,000 RSUs (the “Cronin 2022 Award”). The Cronin 2022 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Cronin’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Cronin’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company determined to pay Mr. Cronin a discretionary bonus of $100,000.
General
Each of Messrs. Bogdanov, Pritchard, D’Ambrosio and Cronin are employed on an “at-will” basis, meaning that each individual’s employment may be terminated by either him or the Company at any time and for any reason, with no entitlement to any additional compensation and benefits from the Company post-termination date, other than the post-termination amount provided for in Mr. Bogdanov's August 23, 2021 amended employment agreement described above. Each of the Bogdanov Employment Agreement, Pritchard Employment Agreement, D’Ambrosio Employment Agreement and Cronin Employment Agreement includes customary obligations related to confidentiality, non-competition and intellectual property right protection and provides the executive officer indemnification rights concerning his service as an executive officer of the Company.
Additionally, each of the Bogdanov Employment Agreement, Pritchard Employment Agreement, D’Ambrosio Employment Agreement and Cronin Employment Agreement provides that any incentive-based compensation, or any other compensation, paid to Messrs. Bogdanov, Pritchard, D’Ambrosio or Cronin, respectively, whether pursuant to their respective Employment Agreements or any other agreement or arrangement with the Company which is subject to recovery under any law, government regulation, or stock exchange listing requirement, will be subject to such deductions and clawback as may be required to be made pursuant to such law, government regulation, or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation, or stock exchange listing requirement).
Potential Payments upon Termination or Change-in-Control
The following table sets forth the estimated potential payments that would be received by our named executive officers upon termination of their employment following a change in control or in other termination scenarios as applicable. The information assumes, in each case, that the officer’s termination was effective as of December 31, 2021. There can be no assurance that a triggering event would produce the same or similar results as those estimated if such event were to occur on any other date, when the market price of our common stock price was different. See “Employment Agreements and Performance Bonus Agreements with Named Executive Officers” above for a more detailed description of potential payments and benefits to our named executive officers upon a termination of employment and/or a change in control.

Name	Termination Scenario	Base Salary	Cash Bonus	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock Awards	Total
Carl A. Grimstad	Termination without cause or for good reason	$3,000,000 (a)	$5,000,000 (b)	$3,541,787	$4,909,401	$ 16,451,18
	Change in control	$3,000,000 (a)	$5,000,000 (b)	$3,541,787	$4,909,401	$ 16,451,18
	Termination for misconduct or other than good reason	—	—	—	—	—
	Death or disability	—	—	—	—	—
Leo Bogdanov	Termination without cause or for good reason	$64,110 (c)	—	—	—	$64,110
	Change in control	$64,110 (c)	—	—	$154,610	$218,720
	Termination for misconduct or other than good reason	$64,110 (c)	—	—	—	$64,110
	Death or disability	$64,110 (c)	—	—	—	$64,110
Mark D’Ambrosio	Termination without cause or for good reason	—	—	—	—	—
	Change in control	—	—	—	$409,960	$409,960

	Termination for misconduct or other than good reason	—	—	—	—	—
	Death or disability	—	—	—	—	—
Thomas C. Pritchard	Termination without cause or for good reason	—	—	—	—	—
	Change in control	—	—	—	$ 493,33	$493,334
	Termination for misconduct or other than good reason	—	—	—	—	—
	Death or disability	—	—	—	—	—
David Cronin	Termination without cause or for good reason	—	—	—	—	—
	Change in control	—	—	—	$ 308,333	$308,333
	Termination for misconduct or other than good reason	—	—	—	—	—
	Death or disability	—	—	—	—	—
(a) Represents a base salary of $83,333 per month through January 3, 2025, assuming a change in control on December 31, 2021.
(b) Includes the Performance Bonus.
(c) Represents a payment of $100,000 less 31.25% of Mr. Bogdanov’s base salary paid since August 23, 2021, pursuant to his August 23, 2021 amended employment agreement, assuming a termination on December 31, 2021 for the specified termination scenarios.
CEO Pay Ratio
Pursuant to SEC rules, we are required to disclose the annual total compensation of our median employee, the annual total compensation of our Chief Executive Officer (“CEO”), and the ratio of these two amounts.
For 2021, the annual total compensation of the median of all Company employees (other than the CEO) was $36,669. The annual total compensation of the CEO, as reported in the Summary Compensation Table in this Proxy Statement, was $10,960,000. Based on this information, for 2021, the ratio of the annual total compensation of the CEO to the annual total compensation of our median employee, as required to be reported pursuant to Regulation 402 of Regulation S-K, was 299:1.
The median employee was identified using a listing of all full-time employees as of December 31, 2021 and calculating the median amount of total 2021 compensation. Compensation data was obtained from W-2s and included base salary, overtime, vacation and holiday pay and bonuses. Compensation for employees that were not employed for a full year in 2021 was annualized for the purposes of determining the median employee compensation. Once we identified our median employee, we calculated such employee’s annual total compensation for 2021 in accordance with the requirements of Item 402 of Regulation S-K.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the Company’s payroll and employment records and the methodology described above. The SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation for the Year Ended December 31, 2021
In April 2021, the Compensation Committee and Board adopted a non-employee director compensation policy for the period ending on the date of the 2022 annual meeting in which each non-employee director (other than Jonathan Green) would receive restricted stock units (“RSUs”) valued at $250,000 on the date of grant (2021 annual meeting) as compensation for annual director services. The number of RSUs granted were 120,192, determined based on the closing price of the Company’s common stock on the annual meeting date, the date of grant, and the RSUs will vest on the earlier to occur of (i) the first anniversary of the grant date, (ii) the next annual meeting of stockholders following the grant date, and (iii) a Change of Control (as defined in the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “Incentive Plan” or “Plan”)), provided such director continuously serves on the Board through the vesting date. Directors are also reimbursed for reasonable travel and other related expenses.
The following table sets forth amounts paid to our non-employee directors for service in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a) (b)	Total ($)
Jonathan Green	—	$ —	$ —
Charles Holzer	—	250,000	250,000
Buford Ortale	—	250,000	250,000
Pouyan Salehi (c)	—	250,000	250,000
Steven L. Scheinthal	—	250,000	250,000
William Gray Stream (d)	—	250,000	250,000
_________________
(a) Reflects the grant date fair value of RSUs granted to the directors in accordance with FASB ASC Topic 718. For these RSU awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date.
(b) On June 15, 2021, each of the non-employee directors, other than Mr. Green, were issued 120,192 RSUs pursuant to the April 2021 non-employee director compensation policy valued at $250,000 that vest on the date of the 2022 annual meeting, provided such director continuously serves on the Board through the vesting date. Mr. Green did not receive a grant of 120,192 RSUs because he is a partner at Luxor Capital, our lender under the Credit Agreement and Convertible Notes Agreement, as further described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(c) Mr. Salehi is not standing for re-election at the 2022 annual meeting.
(d) Mr. Stream resigned as a director effective March 12, 2022. The Board accelerated the vesting of Mr. Stream’s June 2021 RSU grant.
As of December 31, 2021, each of Messrs. Holzer, Ortale, Scheinthal and Stream held 120,192 unvested RSUs and Mr. Salehi held 133,378 unvested RSUs.
In April 2022, the Compensation Committee and Board adopted a policy to compensate each of the non-employee Board members (other than Mr. Green) for board services from and after the date of the 2022 annual meeting through the 2023 annual meeting comprised of RSUs to be valued at $150,000 on the date of grant (2022 annual meeting) that will vest upon the earlier to occur of (i) the one-year anniversary of the 2022 annual meeting, (ii) the 2023 annual meeting, or (iii) a change of control, provided such director continuously serves on the Board through the vesting date. Directors are also reimbursed for reasonable travel and other related expenses.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding beneficial ownership of common stock as of April 4, 2022 by:

◦each person known by the Company to be the beneficial owner of more than 5% of outstanding common stock;
◦each of the Company’s current directors and NEOs; and
◦all current executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, restricted stock units and/or other rights held by that person that are currently exercisable and/or exercisable or will be settled upon vesting within 60 days after April 4, 2022 are deemed outstanding.
The beneficial ownership of the common stock of the Company is based on 156,078,377 shares of common stock issued and outstanding as of April 4, 2022.
Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by him.

	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Directors and Officers (1)
Carl A. Grimstad (2)	9,572,397	5.8%
Leo Bogdanov (3)	177,875	*
Thomas C. Pritchard	100,450	*
Mark D’Ambrosio (4)	194,971	*
David Cronin	83,334	*
Jonathan Green (5)	6,660,427	4.1%
Charles Holzer (6)	200,000	*
Buford Ortale (6)	466,113	*
Pouyan Salehi (6)(7)	239,557	*
Steven L. Scheinthal (6)	220,744	*
All Executive Officers and Directors as a group (13 individuals)	17,920,540	10.4%
_____________

*	Less than 1%.
(1)
Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 214 Jefferson Street, Suite 200, Lafayette, Louisiana 70501.

(2)	The interests shown for Mr. Grimstad reflect shares of common stock underlying a currently exercisable option as of April 4, 2022, pursuant to his Option Agreement dated January 3, 2020.
(3)	The interests shown for Mr. Bogdanov include 68,931 shares of common stock that are issuable within 60 days after April 4, 2022 upon the vesting of RSUs.
(4)	The interests shown for Mr. D’Ambrosio include 111,000 shares of common stock that are issuable within 60 days after April 4, 2022 upon the vesting of RSUs.
(5)
The interests held by Jonathan Green include 19,779 shares of common stock. In addition, Jonathan Green, as a managing member and controlling person of the general partner of one of the Luxor funds, may be deemed to beneficially own (i) 325,000 shares of common stock held by such fund, (ii) 579,365 shares of common stock issuable upon conversion of warrants held by such fund, with an exercise price of $8.63 as of March 31, 2022 and (iii) 5,736,283 shares of common stock issuable upon conversion of the Luxor Notes held by such fund, convertible at the rate of $8.63 per share as of March 31, 2022. The Luxor funds will not have the right to convert the Luxor Notes to the extent that after giving effect to such conversion, Luxor Capital would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The business address of Mr. Green is 1114 Avenue of the Americas, 28th Floor, New York, NY 10036.

(6)
Each of Messrs. Holzer, Ortale, Salehi, and Scheinthal have 120,192 restricted stock units outstanding that are not reflected in the table above. Such restricted stock units vest on the earlier to occur of (i) the first anniversary of the grant date, (ii) the next annual meeting of stockholders following the grant date, and (iii) a Change of Control (as defined in the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan), provided such director continuously serves on the Board through the vesting date.

(7)	The interests shown for Mr. Salehi include 13,186 shares of common stock that are issuable within 60 days after April 4, 2022 upon the vesting of restricted stock units.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table summarizes information, as of December 31, 2021, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)		Weighted average exercise price of outstanding options, warrants and rights (b) ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders:
Waitr, Inc. 2014 Stock Plan	69,344		$0.94		—
2018 Incentive Plan	21,361,655	(1)	$0.38	(2)	5,119,807
Equity compensation plans not approved by security holders	—		—		—
Total	21,430,999	(1)	$0.39	(2)	5,119,807
(1) Includes 11,774,071 shares issuable upon the vesting of RSUs.
(2) The weighted-average exercise price excludes RSUs, which have no exercise price.
The 2018 Incentive Plan provides for automatic increases in shares reserved for issuance on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of outstanding shares of the Company’s common stock (including shares of common stock issuable upon exercise of outstanding options, warrants and convertible debt) on December 31 of the preceding calendar year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Indemnification of Officers and Directors
Our Charter contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages resulting from any breach of their fiduciary duties as directors, except liability for the following:
• any breach of their duty of loyalty to the Company or our stockholders;
• any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
• unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law (the “DGCL”); or
• any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.
Our Bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our Bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.
Further, we have entered into indemnification agreements with each of our executive officers and certain of our directors that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service and to advance all expenses incurred by them in investigating or defending any such action, suit, or proceeding.
We believe that these Charter and Bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as officers and members of the Board. We also maintain directors’ and officers’ liability insurance.
Director Independence
As discussed in “Item 10. Directors, Executive Officers and Corporate Governance,” our Board has affirmatively determined that each of Messrs. Holzer, Ortale, Salehi and Scheinthal is deemed “independent” (as that term is defined under the applicable rules and regulations of the SEC and Nasdaq listing standards).
Policies and Procedures for Related Party Transactions
Related Party Transaction Policy
The Board has adopted a written Related Party Transaction Policy (the “Policy”) governing the review, approval and ratification of transactions that involve related persons and potential conflicts of interest. Related persons include the Company’s officers, directors and director nominees, holders of more than five percent (5%) of a class of the Company’s voting securities, and immediate family members of the foregoing persons. A “related party transaction” means a transaction or series of transactions in which the Company was, is or will be a participant and the amount involved will or may be expected to exceed $120,000, and in which a related party has a direct or indirect material interest. Examples include sales, purchases or other transfers of real or personal property, use of property and equipment by lease or otherwise, services received or furnished, the borrowing and lending of funds, as well as guarantees of loans or other undertakings, and the employment by the Company of an immediate family member of a related party, or a material change in the terms or conditions of the employment of such an individual.
The Audit Committee has the authority to (i) determine categories of related party transactions that are immaterial and are not required to be individually reported to, reviewed by, and/or approved by the Audit Committee and (ii) approve in advance categories of related party transactions that need not be individually reported to, reviewed by, and/or approved by the Audit Committee, but instead may be reported to and reviewed by the Audit Committee collectively on a periodic basis.
According to the Policy, the following transactions do not constitute related party transactions due to their nature, size and/or degree of significance to the Company and therefore do not require approval:
• Any transaction where the interest of a related party arises solely as a result of being a director or a less than 10% beneficial owner of another entity that is a party to the transaction.
• Any transaction where the interest of any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than five percent (5%) beneficial owner of the Common Stock, or (c) Immediate Family Member (as defined below) of any of the foregoing (such party, a “Related Party”) arises solely as a result of being an employee (other than an executive officer) of another entity that is a party to the transaction, where (a) the Related Party and all other Related Parties own in the aggregate less than a five percent (5%) equity or similar ownership interest in such entity, (b) the Related Party and his or her spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee) (such party, an “Immediate Family Member”) are not involved in the negotiations of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $1,000,000 or 2% of the consolidated annual gross revenues of the other entity that is a party to the transaction (and of which the Related Party is an employee).
• Any employment by the Company of an executive officer of the Company, so long as (a) the related compensation is required to be reported in the Company’s proxy statement under applicable compensation disclosure requirements (generally applicable to “named executive officers”) or (b) the executive officer is not an Immediate Family Member of another executive officer or director of the Company, or nominee for director, and the related compensation would be reported in the Company’s proxy statement under applicable disclosure requirements if the executive officer was a “named executive officer,” and the Compensation Committee approved (or recommended that the Board approve) such compensation.
• Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under applicable compensation disclosure requirements.
• A transaction where the rates or charges involved are determined by competitive bids, or a transaction involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.
• A transaction involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
• A transaction in which the interest of the Related Party arises solely from ownership of a class of equity securities of the Company where all holders of that class of equity securities receive the same benefit on a pro rata basis.
Audit Committee Review and Approval
The Audit Committee has the primary responsibility for reviewing and approving “related party transactions.” The Audit Committee may delegate its authority to review and approve specified related party transactions or categories of related party transactions (other than a transaction involving a member of the Audit Committee) to one or more members of the Audit Committee where the Audit Committee determines that such action is warranted. The Audit Committee may also delegate its authority to review and approve specified related party transactions or categories of related party transactions to our Chief Executive Officer and Chief Financial Officer, acting collectively (other than transactions involving any such delegated officer or a director). Any determinations made by such Audit Committee member or members or by officers pursuant to such delegated authority shall be promptly reported to the full Audit Committee, which may ratify or reverse such determination, as it deems appropriate.
In connection with the approval or ratification of a related party transaction, the Audit Committee shall consider all relevant facts and circumstances relating to whether the transaction is in our best interests, including consideration of the following factors:
• the Related Party’s relationship to the Company and interest in the transaction;
• the material facts of the transaction, including the aggregate value of such transaction or, in the case of indebtedness, the amount of principal involved;
• the benefits to the Company of the transaction;
• if applicable, the availability of other sources of comparable products, services or capital;
• an assessment of whether the transaction is on terms that are comparable to the terms available to or from an unrelated third party or to employees generally;
• whether the transaction is in the ordinary course of business;

• whether a transaction has the potential to impair director independence; and
• whether the transaction constitutes a conflict of interest.
The Audit Committee has the obligation to notify our Board in writing on a quarterly basis of any and all related party transactions approved by the Audit Committee.
Other Transactions
Reimbursement of Consulting Expenses
During the period from January 1, 2020 through July 31, 2020, the Company reimbursed C Grimstad and Associates, a company owned by our Chief Executive Officer (“CGA”), $262,000 for certain of its consultants that provided consulting services to the Company during this period. CGA has not provided consulting services to the Company since July 31, 2020. CGA did not mark-up or profit from these reimbursement transactions.
Convertible Promissory Note
On August 21, 2018, Landcadia issued a convertible promissory note (the “Convertible Note”) to Fertitta Entertainment, Inc. (“FEI Sponsor”) that provided for the FEI Sponsor to advance to Landcadia, from time to time, up to $1,500,000 for ongoing expenses prior to the Closing. The Convertible Note was non-interest bearing and was payable on the earlier of (i) the completion by Landcadia of an initial business combination or (ii) December 14, 2018. At the option of the FEI Sponsor, any amounts outstanding under the Convertible Note could be converted into warrants to purchase shares of Landcadia’s Class A common stock at a conversion price of $0.50 per warrant and each warrant would entitle the FEI Sponsor to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, commencing 30 days after the completion of Landcadia’s initial business combination. The Company drew $1,500,000 on the Convertible Note and, at the Closing, the Company repaid the FEI Sponsor $1,250,000 in cash and issued to the FEI Sponsor 75,000 shares of common stock in full satisfaction of the loan. Steven L. Scheinthal serves as a member of the board of directors, Executive Vice President and General Counsel of Fertitta Entertainment, Inc. which is the holding company for Landry’s, Inc., the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. Tilman J. Fertitta was a prior member of the Board of Directors of the Company.
Private Placement Warrant Exchange
In connection with the Closing, Luxor agreed to (a) provide a senior secured first priority term loan facility to the Company’s wholly owned subsidiary in the aggregate principal amount of $25,000,000 (the “Debt Facility”) and (b) purchase from the Company an aggregate principal amount of $60,000,000 of the Company’s convertible promissory notes (the “Luxor Notes” and together with the Debt Facility, the “Debt Financings”). In connection with the Debt Financings, on November 15, 2018, each of Jefferies LLC, an affiliate of Jefferies Financial Group (“JFG Sponsor”) and Fertitta Entertainment, Inc. (“FEI Sponsor” and, together with the JFG Sponsor, the “Sponsors”) exchanged the 14,000,000 private placement warrants, each of which entitled the holder thereof to purchase one-half of one share of common stock at a price of $11.50 per share (the “Sponsor Warrants”), held by them for 1,600,000 shares of the Company’s common stock. Jonathan Green, a member of the Board of Directors of the Company, is a partner at Luxor Capital.
Amended and Restated Registration Rights Agreement
On November 15, 2018, in connection with the Closing, the Company entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with the Sponsors and the investors named on the signature pages thereto (collectively, the “Investors”) that amended and restated that certain registration rights agreement, dated May 25, 2016, by and among Landcadia and certain of its initial investors. The A&R Registration Rights Agreement provided certain registration rights to the Investors and provided that the Company would, not later than 120 days after the Closing, file a registration statement covering (i) the shares of common stock issued at the Closing upon conversion of the shares of Landcadia’s Class F common stock (the “founder shares”), (ii) the private placement warrants (including any common stock issued or issuable upon exercise of any such private placement warrants) and (iii) the Company’s shares issued to former securityholders of Waitr at the Closing. Subject to certain exceptions, the Company paid all Registration Expenses (as defined in the A&R Registration Rights Agreement).

Credit Agreement and Convertible Notes Agreement
In November 2018, in connection with the Landcadia Business Combination, the Company entered into the Credit Agreement, and in January 2019, in connection with the Bite Squad Merger, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. On each of May 21, 2019, July 15, 2020 and March 9, 2021, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into the Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. Jonathan Green, a member of the Board of Directors of the Company, is a partner at Luxor Capital.
During the fiscal year ended December 31, 2021, the largest aggregate amount of principal outstanding was $49.5 million on each of the Credit Agreement and Convertible Notes Agreement. As of December 31, 2021, there was $35.0 million of principal outstanding on the Credit Agreement and $49.5 million of principal outstanding on the Convertible Notes Agreement. As of December 31, 2021, (i) the principal amount of the Convertible Note Agreement was convertible into 5,690,129 shares of Company common stock and (ii) the lenders owned warrants to purchase an aggregate of 574,704 shares of Company common stock at an exercise price of $8.70 per share, expiring November 15, 2022. During fiscal year 2021, we prepaid $14.5 million of principal on the Credit Agreement. During fiscal year 2021, we paid $2.3 million and $2.4 million of interest on the Credit Agreement and Convertible Notes Agreement, respectively. From January 1, 2021 to December 31, 2021, our coupon rate was 7.125% and 6% on the Credit Agreement and Convertible Notes Agreement, respectively.
Other Transactions with Related Parties
As of December 31, 2021, we had over 26,000 restaurants on our platforms, some of which are affiliated with a current and prior member of our Board. We estimate that we generated total revenue, inclusive of diner fees, of approximately $0.7 million and $1.5 million in fiscal 2021 and 2020, respectively, from such restaurants that are affiliated with a current and prior member of our Board. Such restaurants enter into customary master service agreements with the Company, which are generally consistent with the other national partner agreements.
Item 14. Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is Moss Adams LLP, Los Angeles, California, PCAOB ID: 659.
Independent Registered Public Accounting Firm Fees
The following table shows the fees for professional services rendered to the Company by Moss Adams LLP for services in respect of the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$832,012	$873,026
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$832,012	$873,026
(1) Audit fees include fees associated with the annual audit of our consolidated financial statements, the reviews of our interim condensed consolidated financial statements, accounting and financial reporting consultations, and the issuance of consent and comfort letters in connection with registration statement filings with the SEC, and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees pertain to professional services for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit fees.” These services include services and consultations related to the Company’s registration statements.
(3) Tax fees include fees for tax compliance, tax advice and tax planning.
(4) All other fees consist of permitted services other than those that meet the criteria described above.

All of the professional services described above were pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy. The Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.
None of the hours expended on the independent registered public accounting firm’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.
Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the Audit Committee’s charter.
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally requires pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:
3. Exhibits:
The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

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

Exhibit No.	Description
4.6	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
10.38
License, Release and Settlement Agreement, entered into as of June 22, 2021, by Waiter.com, Inc. and Waitr Holdings Inc. and Waitr Inc.(incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2021).

21.1	Subsidiaries of the Registrant.(1)

23.1	Consent of Moss Adams LLP.(1)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.3
Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.4
Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

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
* Indicates a management contract or compensatory plan
(1) Filed or furnished with the Original Form 10-K
(2) Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer)
April 12, 2022