Form 10-Q
period 2022-03-31
Waitr Holdings Inc.
filed 2022-05-09
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37788
_______________________________________________________
WAITR HOLDINGS INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________

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

TABLE_CONTENTS

The number of shares of Registrant’s Common Stock outstanding as of May 4, 2022 was 158,435,522.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$54,877	$60,111
Accounts receivable, net	3,875	3,027
Capitalized contract costs, current	1,285	1,170
Prepaid expenses and other current assets	5,293	8,706
TOTAL CURRENT ASSETS	65,330	73,014
Property and equipment, net	3,137	3,763
Capitalized contract costs, noncurrent	3,346	3,183
Goodwill	63,434	130,624
Intangible assets, net	43,000	43,126
Operating lease right-of-use assets	3,901	4,327
Other noncurrent assets	999	1,070
TOTAL ASSETS	$183,147	$259,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,985	$7,018
Restaurant food liability	2,591	3,327
Accrued payroll	1,446	2,988
Short-term loans for insurance financing	1,293	3,142
Income tax payable	90	74
Operating lease liabilities	1,420	1,581
Other current liabilities	20,055	19,309
TOTAL CURRENT LIABILITIES	32,880	37,439
Long term debt - related party	82,284	81,977
Accrued medical contingency	—	53
Operating lease liabilities, net of current portion	2,745	3,034
Other noncurrent liabilities	59	2,115
TOTAL LIABILITIES	117,968	124,618
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 155,705,647 and 146,094,300 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid in capital	511,515	503,609
Accumulated deficit	(446,351)	(369,135)
TOTAL STOCKHOLDERS’ EQUITY	65,179	134,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,147	$259,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE	$35,040	$50,930
COSTS AND EXPENSES:
Operations and support	20,279	30,338
Sales and marketing	6,253	4,016
Research and development	1,311	999
General and administrative	11,545	10,186
Depreciation and amortization	3,065	2,917
Goodwill impairment	67,190	—
Gain on disposal of assets	(17)	(3)
TOTAL COSTS AND EXPENSES	109,626	48,453
(LOSS) INCOME FROM OPERATIONS	(74,586)	2,477
OTHER EXPENSES AND LOSSES, NET
Interest expense	1,704	1,901
Other expense	910	4,264
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77,200)	(3,688)
Income tax expense	16	24
NET LOSS FROM CONTINUING OPERATIONS	$(77,216)	$(3,712)
LOSS PER SHARE:
Basic	$(0.50)	$(0.03)
Diluted	$(0.50)	$(0.03)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic	153,629,968	112,334,094
Weighted average common shares outstanding – diluted	153,629,968	112,334,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(77,216)	$(3,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	310	772
Stock-based compensation	1,671	2,078
Gain on disposal of assets	(17)	(3)
Depreciation and amortization	3,065	2,917
Goodwill impairment	67,190	—
Amortization of capitalized contract costs	302	194
Change in fair value of contingent consideration liability	81	—
Other	(24)	(66)
Changes in assets and liabilities:
Accounts receivable	(848)	(1,624)
Capitalized contract costs	(580)	(655)
Prepaid expenses and other current assets	3,413	1,899
Other noncurrent assets	93	27
Accounts payable	(1,033)	20
Restaurant food liability	(736)	1,589
Income tax payable	16	24
Accrued payroll	(1,542)	1,479
Accrued medical contingency	(53)	(143)
Other current liabilities	(940)	8,051
Other noncurrent liabilities	(387)	(38)
Net cash (used in) provided by operating activities	(7,235)	12,809
Cash flows from investing activities:
Purchases of property and equipment	(26)	(165)
Internally developed software	(2,347)	(1,722)
Purchase of domain names	(12)	—
Acquisitions, net of cash acquired	—	(10,927)
Proceeds from sale of property and equipment	—	9
Net cash used in investing activities	(2,385)	(12,805)
Cash flows from financing activities:
Proceeds from issuance of stock	6,235	—
Payments on long-term loan	—	(14,472)
Payments on short-term loans for insurance financing	(1,849)	(1,583)
Payments on acquisition loans	—	(66)
Proceeds from exercise of stock options	—	6
Taxes paid related to net settlement on stock-based compensation	—	(732)
Net cash provided by (used in) financing activities	4,386	(16,847)
Net change in cash	(5,234)	(16,843)
Cash, beginning of period	60,111	84,706
Cash, end of period	$54,877	$67,863
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,394	$1,129
Supplemental disclosures of non-cash investing and financing activities:
Stock issued as consideration in acquisition	$—	$11,500
Noncash impact of operating lease assets upon adoption	—	5,387
Noncash impact of operating lease liabilities upon adoption	—	5,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

Three Months Ended March 31, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	146,094,300	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(77,216)	(77,216)
Exercise of stock options and vesting of restricted stock units	152,692	—	—	—	—
Stock-based compensation	—	—	1,671	—	1,671
Issuance of common stock, net	9,458,655	—	6,235	—	6,235
Balances at March 31, 2022	155,705,647	$15	$511,515	$(446,351)	$65,179

Three Months Ended March 31, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net loss	—	—	—	(3,712)	(3,712)
Exercise of stock options and vesting of restricted stock units	537,436	—	6	—	6
Taxes paid related to net settlement on stock-based compensation	—	—	(732)	—	(732)
Stock-based compensation	—	—	2,078	—	2,078
Equity issued for asset acquisitions	3,590,667	—	11,500	—	11,500
Balances at March 31, 2021	115,387,140	$11	$464,843	$(367,618)	$97,236
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
Additionally, Waitr facilitates merchant access to third-party payment processing solution providers, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 4 – Business Combinations).
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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion, include all adjustments that are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
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
•loss exposure related to claims;
•determination of agent vs. principal classification for revenue recognition purposes;

TABLE_CONTENTS
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
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2022. There have been no material changes to our significant accounting policies described in the 2021 Form 10-K.
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements.
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt, resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 was effective for and adopted by the Company on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s disclosures or consolidated financial statements.
Pending Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023. The Company is currently evaluating the impacts of the provisions of ASU 2021-08 on its consolidated financial statements and related disclosures.

TABLE_CONTENTS
3. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Delivery transaction fees	$31,576	$50,476
Payment processing referral fees	2,510	—
Setup and integration fees	—	7
Other	954	447
Total Revenue	$35,040	$50,930

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
Payment processing referral fees represent revenue recognized from the Company’s offering of referral services, connecting a merchant with a third-party payment processing service. The Company’s performance obligation in its contracts with payment processors is for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the number of transactions submitted by the merchant and processed by the payment processor. Accordingly, the total transaction price is variable. The performance obligation is satisfied when the third-party payment processor finalizes the processing of a transaction through the payment system and transaction volume is available from the payment processor to the Company. Consistent with the recognition objective in ASC Topic 606, the variable consideration due to the Company for serving as the facilitator of the arrangement between the third-party payment processor and merchant is recognized on a daily basis. The Company is the agent in these arrangements as it establishes the relationship between the third-party payment processor and merchant, and thus, recognizes revenue on a net basis. The third-party payment processor is considered the customer of the Company as no direct contract exists between the merchant and the Company.

TABLE_CONTENTS
Accounts Receivable
The Company records a receivable when it has an unconditional right to the consideration. See Note 5 – Accounts Receivable, Net for additional details on the Company’s accounts receivable.
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
Deferred costs related to obtaining contracts with restaurants were $2,997 and $2,968 as of March 31, 2022 and December 31, 2021, respectively, out of which $866 and $818, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $208 and $149 for the three months ended March 31, 2022 and 2021, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,634 and $1,385 as of March 31, 2022 and December 31, 2021, respectively, out of which $419 and $352, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $94 and $45 for the three months ended March 31, 2022 and 2021, respectively.
4. Business Combinations
2021 Acquisitions
Cape Payment Acquisition
On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) (the “Cape Payment Acquisition”). The Cape Payment Companies facilitate merchant access to third-party payment processing solution providers and receive residual payments from the payment providers. The purchase price for the Cape Payment Companies consisted of $12,032 in cash and an aggregate of 2,564,103 shares of the Company’s common stock valued at $1.24 per share (the closing price of the Company’s common stock on August 24, 2021). The Cape Payment Acquisition included an earnout provision which provided for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. As of March 31, 2022 and December 31, 2021, the earnout provision was valued at $2,020 and $1,939, respectively (see Note 13 - Fair Value Measurements).
The Cape Payment Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. The results of operations of the Cape Payment Companies are included in our

TABLE_CONTENTS
condensed consolidated financial statements beginning on the acquisition date, August 25, 2021, and were immaterial. Pro forma results were deemed immaterial to the Company.
Delivery Dudes Acquisition
On March 11, 2021, the Company completed the acquisition of certain assets and properties from Dude Holdings LLC (“Delivery Dudes”), a third-party delivery business primarily serving the South Florida market, for $11,500 in cash and 3,562,577 shares of the Company’s common stock valued at $2.96 per share (the closing price of the Company’s common stock on March 11, 2021) (the “Delivery Dudes Acquisition”).
The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net income of Delivery Dudes included in the unaudited condensed consolidated statement of operations in the three months ended March 31, 2022 totaled approximately $3,246 and $254, respectively.
During the second and third quarters of 2021, the Company acquired the assets of six Delivery Dudes franchisees for total consideration of approximately $2,464, including $2,431 in cash. The asset acquisitions were accounted for under the acquisition method with the purchase consideration allocated to customer relationships. The results of operations of the acquired franchisees are included in our condensed consolidated financial statements beginning on their acquisition dates and were immaterial. Pro forma results were deemed immaterial to the Company.
Additional Information
Included in general and administrative expenses in the consolidated statement of operations in certain periods are direct and incremental costs, consisting of legal and professional fees, related to business combinations and asset acquisitions. During the three months ended March 31, 2021, the Company incurred direct and incremental costs of $606 related to the Delivery Dudes Acquisition.
Pro-Forma Financial Information (Unaudited)
The supplemental condensed consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2021 are included in the table below (in thousands).

Three Months Ended March 31, 2021
Net revenue	$53,406
Net income	$652
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

TABLE_CONTENTS
5. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Credit card receivables	$2,204	$1,354
Residual commissions receivable	1,388	1,342
Receivables from restaurants and customers	593	660
Accounts receivable	$4,185	$3,356
Less: allowance for doubtful accounts and chargebacks	(310)	(329)
Accounts receivable, net	$3,875	$3,027
6. Intangibles Assets and Goodwill
Intangible Assets
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company has determined that the trademark intangible asset and domain names related to the rebranding initiative are indefinite-lived assets and therefore are not subject to amortization but are evaluated annually for impairment. The Bite Squad, Delivery Dudes and Cape Payment Companies trade name intangible assets, however, are being amortized over their estimated useful lives.
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$38,033	$(10,848)	$(11,779)	$15,406
Trademarks/Trade name/Patents	6,549	(5,756)	—	793
Customer Relationships	96,510	(15,354)	(57,378)	23,778
Total intangible assets subject to amortization	141,092	(31,958)	(69,157)	39,977
Trademarks, not subject to amortization	3,023	—	—	3,023
Total	$144,115	$(31,958)	$(69,157)	$43,000

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$35,686	$(9,632)	$(11,779)	$14,275
Trademarks/Trade name/Patents	6,549	(5,585)	—	964
Customer Relationships	96,510	(14,256)	(57,378)	24,876
Total intangible assets subject to amortization	138,745	(29,473)	(69,157)	40,115
Trademarks, not subject to amortization	3,011	—	—	3,011
Total	$141,756	$(29,473)	$(69,157)	$43,126
During the three months ended March 31, 2022, the Company capitalized approximately $2,347 of software costs related to the development of the Platforms.

TABLE_CONTENTS
The Company recorded amortization expense of $2,485 and $1,832 for the three months ended March 31, 2022 and 2021, respectively. Estimated future amortization expense of intangible assets subject to amortization as of March 31, 2022 is as follows (in thousands):

Amortization
The remainder of 2022	$8,184
2023	10,772
2024	8,712
2025	5,169
2026	3,448
Thereafter	3,692
Total future amortization	$39,977
Goodwill
The change in the Company’s goodwill balance is as follows for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of period	$130,624	$106,734
Acquisitions during the period	—	23,890
Impairments during the period	(67,190)	—
Balance, end of period	$63,434	$130,624
The Company recorded $23,890 of goodwill during the year ended December 31, 2021, including $14,343 associated with the Delivery Dudes Acquisition and $9,547 associated with the Cape Payment Acquisition (see Note 4 – Business Combinations).
Impairments
The Company conducts its goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist. For purposes of testing for goodwill impairment, the Company has one reporting unit. As a result of a significant decline in the Company’s share price and market capitalization in mid-March 2022, as well as other macroeconomic and industry related conditions during the first quarter of 2022, the Company conducted its impairment test as of the valuation date of March 15, 2022. The impairment test was conducted in accordance with FASB ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) for the reporting unit’s goodwill. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350.
ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. Given the significant decline in the Company’s market capitalization and other macroeconomic factors, indications were that an impairment may exist and the Company proceeded to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. Given that the undiscounted cash flows for the long-lived assets were above the carrying amounts, the Company determined that the long-lived asset group is recoverable, and no impairment exists as of March 15, 2022.
Customer relationships, the Company’s primary long-lived asset, was tested for impairment under the guidance in ASC 360. The customer relationships intangible asset was valued using the Income Approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the existing customer relationships

TABLE_CONTENTS
after deducting the operating costs and contributory asset charges associated with supporting the existing customer relationships. The customer relationships analysis represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.
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
As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $67,190 during the three months ended March 31, 2022 to write down the carrying value of goodwill to its implied fair value. The non-cash impairment loss is included in the unaudited condensed consolidated statement of operations under the caption “goodwill impairment” during the three months ended March 31, 2022.
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
7. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued insurance expenses	$4,082	$3,932
Accrued estimated workers' compensation expenses	524	644
Accrued medical contingency	370	370
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	119	175
Accrued cash incentives	51	3,130
Other accrued expenses	5,713	3,685
Contingent consideration liability	2,020	—
Unclaimed property	2,542	2,372
Other current liabilities	3,384	3,751
Total other current liabilities	$20,055	$19,309

TABLE_CONTENTS
8. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2021 through 1Q22	Effective Interest Rate at March 31, 2022	Maturity	March 31, 2022	December 31, 2021
Term Loan	5.125% - 7.125%	10.62%	November 2023	$35,007	$35,007
Notes	4.0% - 6.0%	6.49%	November 2023	49,504	49,504
				$84,511	$84,511
Less: unamortized debt issuance costs on Term Loan				(1,847)	(2,099)
Less: unamortized debt issuance costs on Notes				(380)	(435)
Long term debt - related party				$82,284	$81,977

Short-term loans for insurance financing	3.49% - 3.99%	n/a	August 2022 - October 2022	1,293	3,142
Total outstanding debt				$83,577	$85,119
Interest expense related to the Company’s outstanding debt totaled $1,704 and $1,901 for the three months ended March 31, 2022 and 2021, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 15 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are exercisable for 579,365 shares of the Company’s common stock at March 31, 2022 (see Note 12 – Stockholders’ Equity).
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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of March 31, 2022 and December 31, 2021 totaled $49,124 and $49,069, respectively.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. Interest expense related to the Notes was comprised of the following for the three months ended March 31, 2022 and 2021 (in thousands):

TABLE_CONTENTS

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$743	$495
Amortization of debt discount	54	290
	$797	$785
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $8.63 per share at March 31, 2022.
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
Short-Term Loans
The Company has outstanding short-term loans as of March 31, 2022 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
9. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $16 and $24 for the three months ended March 31, 2022 and 2021, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2022 and December 31, 2021 as the Company has generated net operating losses prior to the second quarter of 2020 and in the first, second and fourth quarters of 2021 and first quarter of 2022, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
During 2020, the Company was permitted to defer payment of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The Company did not defer any payroll taxes after December 31, 2020. As of March 31, 2022, the Company has $667 of employer payroll tax deferrals outstanding, all of which will be paid in 2022. This amount is reflected in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.
10. Commitments and Contingent Liabilities
Workers Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of March 31, 2022 and December 31, 2021, $4,446 and $4,305, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-

TABLE_CONTENTS
up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The accrued legal reserve is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2022 and in other expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety. While subject to Court approval and final written agreement between the parties regarding the pricing mechanism, the key terms of the proposed settlement include a total potential settlement fund of $2,500 of Company shares of common stock (“Gross Settlement Amount”), which will resolve the claims of the class members, attorneys’ fees, costs, and incentive awards to the named plaintiffs. Plaintiffs’ counsel will seek Court approval for attorneys’ fees of 1/3 of the total amount of the settlement fund and an additional $40 in expenses, with the balance of the Gross Settlement Amount available for distribution to members of the settlement classes that file valid claims. The Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2022.
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
11. Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of March 31, 2022, there were 9,664,120 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $1,671 and $2,078 for the three months ended March 31, 2022 and 2021, respectively.

TABLE_CONTENTS
Stock-Based Awards
Stock Options
During the three months ended March 31, 2021, 500,000 stock options were granted under the 2018 Incentive Plan. Such options were subsequently forfeited during the three months ended September 30, 2021. There were no grants of stock options during the three months ended March 31, 2022. The Company determines the fair value of stock option grants on grant date using an option-pricing model with various assumptions regarding risk-free rate, volatility and expected term. The Company recognized compensation expense for stock options of $13 and $334 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation cost related to stock options.
The stock option activity under the Company’s incentive plans during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,656,928	$0.39	$0.28	9,753,257	$0.43	$0.33
Granted	—	—	—	500,000	2.78	2.19
Exercised	—	—	—	(6,779)	0.88	4.73
Forfeited	(12,014)	1.95	3.74	(13,995)	4.58	4.38
Expired	—	—	—	(6,536)	4.83	3.26
Balance, end of period	9,644,914	$0.39	$0.28	10,225,947	$0.54	$0.41
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,644,914	9,644,914	9,656,928	4,870,026
Weighted-average remaining contractual term (years)	2.78	2.78	3.03	3.06
Weighted-average exercise price	$0.39	$0.39	$0.39	$0.40
Aggregate Intrinsic Value (in thousands)	$—	$—	$3,543	$1,773
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. The aggregate intrinsic value of awards exercised was $15 during the three months ended March 31, 2021. Upon exercise, the Company issued new common stock. There were no exercises of stock options during the three months ended March 31, 2022.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.

TABLE_CONTENTS
Performance-Based Awards
As of March 31, 2022, there were 3,134,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.
Awards with Time-Based Vesting
During the three months ended March 31, 2022, 3,630,000 RSUs with time-based vesting were granted pursuant to the 2018 Incentive Plan (with an aggregate grant fair value of value of $2,006). The RSUs generally vest over three years in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control.
The Company recognized compensation expense for restricted stock of $1,658 and $1,744 during the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of March 31, 2022 totaled $14,707, with a weighted average remaining vesting period of approximately 2.5 years. The total fair value of restricted shares that vested during the three months ended March 31, 2022 and 2021 was $68 and $2,247, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	8,614,746	$2.15	2.5	4,558,603	$2.23	1.71
Granted	3,630,000	0.55		195,000	3.66
Shares vested	(152,692)	2.47		(749,870)	0.97
Forfeitures	(286,168)	1.92		(126,084)	1.05
Nonvested, end of period	11,805,886	$1.66	2.5	3,877,649	$2.58	1.77
Cash-Based Awards
Performance Bonus Agreement
On April 2020, the Company entered into a performance bonus agreement with Mr. Grimstad, which was extended through January 3, 2025 in connection with the extension of his employment agreement. Pursuant to the performance bonus agreement, upon the occurrence of a change of control in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $2.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the change of control; provided, however, that in the event Mr. Grimstad terminates his employment for good reason or the Company terminates his employment other than for misconduct, Mr. Grimstad will be entitled to receive the Bonus provided the change of control occurs on or before January 3, 2025. Compensation expense related to the bonus agreement will not be recognized until such time that is probable that the performance goal will be achieved.

TABLE_CONTENTS
12. Stockholders’ Equity
Common Stock
At March 31, 2022 and December 31, 2021, there were 249,000,000 shares of common stock authorized and 155,705,647 and 146,094,300 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of March 31, 2022 or December 31, 2021. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In November 2021, the Company entered into a third amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000, through Jefferies LLC (“Jefferies”) as its sales agent. The issuance and sale of shares by the Company under the agreement was made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. Details of sales through March 31, 2022 pursuant to the ATM Program are included in the table below. As of March 31, 2022, approximately $42,289 remained unsold under the ATM Program. See Note 16 - Subsequent Events for details regarding sales pursuant to the ATM Program in April 2022.

	November 2021 ATM Program
	Sales during December 2021	Sales during the three months ended March 31, 2022	Total
Maximum aggregate offering price (in thousands)			$50,000
Total shares sold	1,679,631	9,458,655	11,138,286
Average sales price per share	$0.83	$0.67	$0.69
Gross proceeds (in thousands)	$1,398	$6,313	$7,711
Net proceeds (in thousands)	$1,359	$6,235	$7,594
Preferred Stock
At March 31, 2022 and December 31, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of March 31, 2022 or December 31, 2021.
Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $8.63 per share. See Note 8 – Debt for additional information regarding the Notes.
Warrants
In November 2018, the Company issued to Luxor Capital warrants which are exercisable for 579,365 shares of the Company’s common stock at March 31, 2022, with an exercise price of $8.63 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for certain issuances of additional shares. Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.
13. Fair Value Measurements
Medical Contingency
At December 31, 2021, the Company had an outstanding medical contingency claim which was measured at fair value on a recurring basis. The estimated loss exposure for the medical contingency claim reflected the liability for unpaid medical expenses and dependent death benefits, totaling $423 as of December 31, 2021. The analysis used in the

TABLE_CONTENTS
measurement of the reserve for the medical contingency reflected the Company’s assumptions regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and was a Level 3 measurement. These inputs required significant judgments and estimates at the time of the valuation.
At March 31, 2022, management no longer deemed the medical contingency claim a liability requiring fair value measurement estimation as the remaining liability at such time consisted entirely of discrete costs related to certain unpaid medical expenses. Accordingly, during the three months ended March 31, 2022, the medical contingency claim was transferred out the Level 3 fair value hierarchy.
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
Summary by Fair Value Hierarchy
The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,020	$2,020
Total liabilities measured and recorded at fair value	$—	$—	$2,020	$2,020

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,939	1,939
Total liabilities measured and recorded at fair value	$—	$—	$2,362	$2,362

TABLE_CONTENTS
The Company had no assets required to be measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.
Adjustments to the fair value of the accrued medical contingency are recognized in other expense (income) on the condensed consolidated statement of operations. The following table presents a reconciliation of the accrued medical contingency liability classified as a Level 3 financial instrument for the periods indicated (in thousands):

	Medical Contingency
	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$423	$17,435
Increases/additions	—	43
Reductions/settlements	(53)	(178)
Transfers out of Level 3	(370)	—
Balance, end of the period	$—	$17,300
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period are recognized in income (loss) from operations in the condensed consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the three months ended March 31, 2022 (in thousands):

Contingent Consideration
Balance, beginning of the period	$1,939
Additions	—
Increase in fair value	81
Reductions/settlements	—
Balance, end of the period	$2,020
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions (see Note 4 – Business Combinations). Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 6 – Intangible Assets and Goodwill, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at March 15, 2022.
14. Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(77,216)	$(3,712)
Weighted average number of shares outstanding	153,629,968	112,334,094
Basic and diluted loss per common share	$(0.50)	$(0.03)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 8 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 5,736,283 and 4,737,237 shares, respectively, of the Company’s common stock at March 31,

TABLE_CONTENTS
2022 and 2021. Such shares were excluded from the fully diluted calculations because the effect on net loss per common share would have been anti-dilutive.
Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Antidilutive shares underlying stock-based awards:
Stock options	9,644,914	10,225,947
Restricted stock units	14,940,211	7,036,974
Warrants (1)	579,365	478,458
(1)Includes the Debt Warrants as of March 31, 2022 and 2021. See Note 12 – Stockholders’ Equity for additional details.
15. Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020 and March 9, 2021, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. Jonathan Green, a board member of the Company, is a partner at Luxor Capital.
On May 9, 2022, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (see Note 16 - Subsequent Events).
Other Transactions with Related Parties
As of March 31, 2022, we had over 26,000 restaurants on our Platforms, some of which are affiliated with one current and one prior member of our board (“Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $102 and $263 during the three months ended March 31, 2022 and 2021, respectively, from such restaurants that are affiliated with those current and prior members of our Board. Such restaurants enter into customary master service agreements with the Company, which are generally consistent with the other national partner agreements.
16. Subsequent Events
ATM Program
From April 1, 2022 through April 12, 2022, we sold 2,616,335 shares of common stock under the ATM Program for gross proceeds of $898.
Cash-Based and Stock-Based Awards
On April 11, 2022, the Company entered into a Restricted Stock Unit Award Agreement (“RSU Agreement”) with Mr. Grimstad pursuant to which 4,000,000 RSUs were granted to Mr. Grimstad, subject to the terms and conditions of the RSU Agreement and the 2018 Incentive Plan, with an aggregate grant date fair value of $1,228 (the “Grimstad 2022 RSU Grant”). The Grimstad 2022 RSU Grant will vest in three equal installments on the first, second and third anniversaries of April 11, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr. Grimstad’s continued employment through the closing of such change of control or the termination of Mr. Grimstad’s employment agreement by Mr. Grimstad for good reason or by

TABLE_CONTENTS
the Company for other than misconduct. Additionally, on April 11, 2022, the Company determined to pay Mr. Grimstad a discretionary cash bonus of $1,000.
On April 11, 2022, a total of 480,000 RSUs were granted to certain executive officers, with an aggregate grant date fair value of $147. The RSUs will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to the executive officer’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to the executive officer’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company determined to pay discretionary cash bonuses totaling $550 to certain executive officers of the Company.
Amended Loan Agreements
On May 9, 2022, Waitr Inc., Waitr Intermediate Holdings, LLC, the lenders party thereto and Luxor Capital entered into an amendment to the Credit Agreement and the Company, the lenders party thereto and Luxor Capital entered into an amendment to the Convertible Notes Agreement (collectively, the “Amended Debt Agreements”). Pursuant to the Amended Debt Agreements, the Company will make a $20,000 prepayment on the Term Loan, reducing the outstanding amount of the Term Loan from $35,007 to $15,007. Additionally, the Amended Debt Agreements (i) provide that going forward on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances will be applied to the prepayment of the Term Loan under the Credit Agreement and (ii) include a six-month extension of the maturity date of each of the Credit Agreement and Convertible Notes Agreement until May 15, 2024.

TABLE_CONTENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and with the audited consolidated financial statements included in the Company’s 2021 Form 10-K filed with the SEC on March 11, 2022. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”.
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
At the end of 2021, we initiated several integrations expected to be completed by mid-2022 with other companies to deliver their products. During the first quarter of 2022, we focused our efforts on these initiatives with the goal of further expanding our last-mile delivery offerings as well as continuing to build on our ancillary revenue streams and diversifying the Company beyond third-party food delivery. Another key step in pursuing our overall growth strategy has been to facilitate merchant access to third-party payment processing solution providers. Through our acquisitions in August 2021, we now facilitate merchant and restaurant access to third parties that provide payment processing solutions.
During the first quarter of 2022, we recognized a non-cash impairment charge totaling $67,190 to write down the carrying value of goodwill to its implied fair value, resulting from the significant decline in the Company’s market capitalization in March 2022. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details. The write-down to goodwill was determined using estimates of fair value, which utilize significant inputs and assumptions such as forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, and market-based enterprise value to revenue multiples, among others. Should our estimates or assumptions worsen, or should negative events or circumstances occur, additional impairments may be needed.
As previously announced, we acquired the “ASAP.com” domain name and several related domains and also reserved the Nasdaq trading symbol “ASAP” in connection with our rebranding strategy. We are making progress on our rebranding strategy and we expect that “ASAP” will serve as the foundation of our brand moving forward, as we believe it better embodies the future direction of our Company.
At March 31, 2022, we had over 26,000 restaurants, in approximately 1,000 cities, on the Platforms. Average Daily Orders for the three months ended March 31, 2022 and 2021 were approximately 22,907 and 37,627, respectively, and revenue was $35,040 and $50,930, respectively.

TABLE_CONTENTS
Impact of COVID-19 on our Business
We have thus far been able to operate effectively during the COVID-19 pandemic. In response to economic hardships experienced during the COVID-19 pandemic, the U.S. federal government rolled out stimulus payments in the first quarter of 2021 which we believe had a positive impact on order volumes during such period. However, we also believe the stimulus payments resulted in increased driver labor costs as we were faced with challenges in maintaining an appropriate level of driver supply. In addition, early in the COVID-19 pandemic, we experienced an increase in revenue and orders due to increased consumer demand for delivery and more restaurants using our platform to facilitate both delivery and take-out. During the second quarter of 2021 and thereafter, we believe the impact of the stimulus payments on our order volumes began to decrease.
There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2021 Form 10-K and this quarterly report on Form 10-Q for the three months ended March 31, 2022. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Nasdaq Compliance
On January 26, 2022, we received written notice from Nasdaq Listing Qualifications staff of The Nasdaq Stock Market (the “Staff”), indicating that the minimum bid price of our common stock has closed at less than $1.00 per share over the last 30 consecutive business days and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Bid Price Rule”).
The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until July 25, 2022, to regain compliance with the Bid Price Rule. If at any time before July 25, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the Bid Price Rule and the matter will be closed.
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
If we do not regain compliance with the Bid Price Rule in the relevant compliance period, the Staff may provide written notification to the Company that its securities will be delisted. The Company may then appeal the delisting determination to a Nasdaq Listing Qualifications Hearings Panel.
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
•loss exposure related to claims;

TABLE_CONTENTS
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
Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2021 Form 10-K.
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the three months ended March 31, 2022. Also described in Note 2 are pending standards and their estimated effect on our condensed consolidated financial statements.
Factors Affecting the Comparability of Our Results of Operations
Acquisitions. The Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805, and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) has been recorded as goodwill on our condensed consolidated balance sheet as of March 31, 2022. The results of operations of Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates, March 11, 2021 and August 25, 2021, respectively.
In connection with the Delivery Dudes Acquisition, the Company incurred direct and incremental costs of $606 during the three months ended March 31, 2021, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such period.
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
Goodwill Impairment. During the three months ended March 31, 2022, we recognized a non-cash impairment charge totaling $67,190 to write down the carrying value of goodwill to its implied fair value, as a result of our goodwill impairment analysis, which concluded that the fair value of the reporting unit (the Company) at such time was less than its carrying amount. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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

TABLE_CONTENTS
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
Key Business Metrics
Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:
Active Diners. We count Active Diners as the number of unique diner accounts from which an order has been completed through the Platforms during the past twelve months (as of the end of the relevant period) and consider Active Diners an important metric because the number of diners using our Platforms is a key revenue driver and a valuable measure of the size of our engaged diner base.
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

TABLE_CONTENTS

	Three Months Ended March 31,
Key Business Metrics(1)	2022	2021
Active Diners (as of period end)	1,523,618	1,966,815
Average Daily Orders	22,907	37,627
Gross Food Sales (dollars in thousands)	$101,068	$150,281
Average Order Size (in dollars)	$49.02	$44.38
_____________________
(1)The key business metrics include the operations of Delivery Dudes beginning on the acquisition date, March 11, 2021.
Basis of Presentation
Revenue
We generate revenue primarily when diners place an order on one of the Platforms. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Delivery Transaction Fees. Additionally, effective August 25, 2021, we generate revenue by facilitating merchant access to third-party payment processing solution providers.
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
Depreciation and Amortization. Depreciation and amortization expense consists primarily of amortization of capitalized costs for software development, trademarks and customer relationships and depreciation of leasehold improvements and equipment, primarily consisting of tablets deployed in restaurants. We do not allocate depreciation and amortization expense to other line items.
Other Expenses and Losses, Net. Other expenses and losses, net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including accrued legal settlements and contingencies.

TABLE_CONTENTS
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended March 31,
(in thousands, except percentages(1))	2022	% of Revenue	2021	% of Revenue
Revenue	$35,040	100%	$50,930	100%
Costs and expenses:
Operations and support	20,279	58%	30,338	60%
Sales and marketing	6,253	18%	4,016	8%
Research and development	1,311	4%	999	2%
General and administrative	11,545	33%	10,186	20%
Depreciation and amortization	3,065	9%	2,917	6%
Goodwill impairment	67,190	192%	—	—%
Gain on disposal of assets	(17)	—%	(3)	—%
Total costs and expenses	109,626	313%	48,453	95%
(Loss) income from operations	(74,586)	(213)%	2,477	5%
Other expenses and losses, net:
Interest expense	1,704	5%	1,901	4%
Other expense	910	3%	4,264	8%
Net loss before income taxes	(77,200)	(220)%	(3,688)	(7)%
Income tax expense	16	—%	24	—%
Net loss	$(77,216)	(220)%	$(3,712)	(7)%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three months ended March 31, 2022 and 2021. The results of operations of Delivery Dudes and the Cape Payment Companies are included in our unaudited condensed consolidated financial statements beginning on the acquisition dates of March 11, 2021 and August 25, 2021, respectively (see Part I, Item 1, Note 4 – Business Combinations).
Revenue

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Revenue	$35,040	$50,930	(31%)
Revenue decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of decreased order volumes. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in such period as well as revenue from the Cape Payment Companies and Delivery Dudes acquisitions, beginning on their respective acquisition dates. The Average Order Size was $49.02 for the three months ended March 31, 2022, compared to $44.38 for the three months ended March 31, 2021, an improvement of 10%.

TABLE_CONTENTS
Operations and Support

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Operations and support	$20,279	$30,338	(33%)
As a percentage of revenue	58%	60%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower driver operations costs as a result of decreased order volumes.
Sales and Marketing

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Sales and marketing	$6,253	$4,016	56%
As a percentage of revenue	18%	8%
Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily attributable to referral agent commission expense related to the Cape Payment Companies acquisition.
Research and Development

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Research and development	$1,311	$999	31%
As a percentage of revenue	4%	2%
Research and development expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the hiring of product and engineering personnel to further develop and refine our Platforms.
General and Administrative

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
General and administrative	$11,545	$10,186	13%
As a percentage of revenue	33%	20%
General and administrative expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased insurance expense and recruiting fees.

TABLE_CONTENTS
Depreciation and Amortization

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Depreciation and amortization	$3,065	$2,917	5%
As a percentage of revenue	9%	6%
Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Companies Acquisition.
Goodwill Impairment
During the three months ended March 31, 2022, we recognized a non-cash goodwill impairment charge of $67,190 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details.
Other Expenses and Losses, Net

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(dollars in thousands)
Other expenses and losses, net	$2,614	$6,165	(58%)
As a percentage of revenue	7%	12%
Other expenses and losses, net for the three months ended March 31, 2022 primarily consisted of $1,673 of interest expense associated with the Term Loan and Notes and $800 of expense for an accrued legal reserve. For the three months ended March 31, 2021, other expenses and losses, net primarily consisted of a $4,000 accrual for a legal contingency and $1,860 of interest expense associated with the Term Loan and Notes. See Part I, Item 1, Note 10 - Commitments and Contingent Liabilities for additional details on the accrued legal reserve and contingency.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 and 2021 was $16 and $24, respectively, entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash on hand of $54,877. Our primary sources of liquidity have been cash flow from operations and proceeds from the issuance of stock in the first quarter of 2022 and fiscal 2021 and 2020.
During the first quarter of 2022, we made investments in our business related to the enhancement of our Platforms and initiatives focused on further supplementing our offerings beyond third-party food delivery.
In November 2021, we entered into an amended and restated open market sale agreement with respect to our ATM Program. Pursuant to the ATM Program, we sold 9,458,655 shares of the Company’s common stock during the three months ended March 31, 2022 for gross proceeds of $6,313, and from April 1, 2022 through April 12, 2022, we sold 2,616,335 shares of common stock for gross proceeds of $898. In April 2022, we filed a universal shelf registration

TABLE_CONTENTS
statement on Form S-3 for the issuance from time to time of up to $150,000 of our securities, which was declared effective by the SEC on April 27, 2022.
The aggregate principal amount of outstanding long-term debt totaled $84,511 as of March 31, 2022, consisting of $35,007 for the Term Loan and $49,504 of Notes. As of March 31, 2022, the Company had $1,293 of outstanding short-term loans for insurance premium financing.
On May 9, 2022, the Company entered into the Amended Debt Agreements, pursuant to which the Company will make a $20,000 prepayment on the Term Loan, reducing the outstanding amount of the Term Loan from $35,007 to $15,007. Additionally, the Amended Debt Agreements (i) provide that going forward on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances will be applied to the prepayment of the Term Loan under the Credit Agreement and (ii) include a six-month extension of the maturity date of each of the Credit Agreement and Convertible Notes Agreement until May 15, 2024.
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
We are continuously reviewing our liquidity and anticipated working capital needs, particularly in light of the uncertainty created by the COVID-19 pandemic, inflationary pressures, the Ukrainian conflict, increased gasoline prices and other macroeconomic factors that could affect consumer demand, order volume and restaurant prices, all of which could impact our business.
Capital Expenditures
Our main capital expenditures relate to the purchase of tablets for restaurants on the Platforms and investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2021 Form 10-K and subsequent filings with the SEC, including this quarterly report on Form 10-Q for the three months ended March 31, 2022.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(7,235)	$12,809
Net cash used in investing activities	(2,385)	(12,805)
Net cash provided by (used in) financing activities	4,386	(16,847)
Cash Flows (Used in) Provided by Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $7,235, compared to net cash provided by operating activities of $12,809 for the three months ended March 31, 2021. The decrease in cash flows from operating activities in the three months ended March 31, 2022 from the comparable 2021 period was primarily driven by a decrease in revenue and changes in operating assets and liabilities, partially offset by a decrease in operations and support expenses. During the three months ended March 31, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $2,597, primarily consisting of a decrease in accrued payroll of $1,542 and a decrease in accounts payable of $1,033. During the three months ended March 31, 2021, the net change in operating assets and liabilities increased net cash provided by operating activities by $10,629, primarily consisting of an increase in other current liabilities of $8,051 related to accrued expenses at the end of the reporting period.

TABLE_CONTENTS
Cash Flows Used in Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities consisted primarily of $2,347 for internally developed software. For the three months ended March 31, 2021, net cash used in investing activities consisted primarily of $10,927 for the acquisition of a business and related intangible assets and $1,722 of costs for internally developed software.
Cash Flows Provided by (Used in) Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of $6,235 of net proceeds from the sales of common stock under the Company’s ATM Program, less $1,849 of payments on short-term loans for insurance financing. For the three months ended March 31, 2021, net cash used in financing activities included a $14,472 principal payment on the Term Loan and $1,583 of payments on short-term loans for insurance financing.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current fact, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2021 Form 10-K and subsequent filings with the SEC (Part I, Item 1A, Risk Factors):
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

TABLE_CONTENTS
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
•risks relating to our relationships with the independent contractor drivers, including shortages of available drivers and possible increases in driver compensation; and

TABLE_CONTENTS
•risks related to the cannabis industry with respect to the business operations of referring merchants to third-party payment processing solution providers.
Risks Related to Ownership of Our Securities
•risks related to future sales of a substantial number of shares by existing stockholders which could in turn cause our share price to decline;
•the risk that management’s use of the net proceeds from, or the continuation of, our ATM Program does not increase the value of a stockholder's investment;
•the risk that future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock;
•the risk that the Debt Warrants and Notes as well as other derivative securities, if exercised or converted into shares of our common stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders; and
•the risk that we fail to continue to meet all applicable Nasdaq listing requirements and risks relating to the consequent delisting of our common stock from Nasdaq, which could adversely affect the market liquidity of our common stock, the ability for us to raise capital, and could decrease the market price of our common stock significantly.
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
Interest Rate Risk
As of March 31, 2022, we had outstanding interest-bearing long-term debt totaling $84,511, consisting of the Term Loan in the amount of $35,007 and the Notes of $49,504, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at March 31, 2022. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of March 31, 2022.

TABLE_CONTENTS
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS
PART II. OTHER INFORMATION
Dollar amounts in the discussion in Part II. Other Information are expressed in thousands, except as otherwise noted.
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The accrued legal reserve is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2022 and in other expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety. While subject to Court approval and final written agreement between the parties regarding the pricing mechanism, the key terms of the proposed settlement include a total potential settlement fund of $2,500 of Company shares of common stock (“Gross Settlement Amount”), which will resolve the claims of the class members, attorneys’ fees, costs, and incentive awards to the named plaintiffs. Plaintiffs’ counsel will seek Court approval for attorneys’ fees of 1/3 of the total amount of the settlement fund and an additional $40 in expenses, with the balance of the Gross Settlement Amount available for distribution to members of the settlement classes that file valid claims. The Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2022.
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

TABLE_CONTENTS
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to Waitr’s risk factors previously reported in Part I, Item 1A, of the 2021 Form 10-K.
Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.
We conduct our goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. For purposes of testing for goodwill impairment, we have one reporting unit. As a result of the significant decline in the Company’s stock price in mid-March 2022 and other macroeconomic and industry factors, thereby contributing to a decline in the Company’s market capitalization, we conducted the impairment test as of March 15, 2022. The impairment test was conducted in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets for certain long-lived assets including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC 350, Intangibles – Goodwill and Other for the reporting unit’s goodwill. As a result of the ASC 360 and ASC 350 analyses, we recognized a non-cash pre-tax impairment loss of $67,190 during the three months ended March 31, 2022 to write down the carrying value of goodwill to its implied fair value. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details.
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
In June 2021, we launched a strategic initiative to change our corporate name and visual identity in a comprehensive rebrand. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The failure by us to timely cease using the Waitr trademark provides Waiter.com, Inc. the right to pursue injunctive relief and liquidated damages. We could be required to devote significant resources to advertising and marketing in order to increase awareness of the new brand and for the successful integration of our rebranding process. Furthermore, our rebranding initiative may negatively impact our name recognition with customers and partners, which could have an adverse impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable

TABLE_CONTENTS
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
(1)Filed herewith

TABLE_CONTENTS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2022	By:	/s/ Leo Bogdanov
Leo Bogdanov
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)