Form 10-Q
period 2022-06-30
Waitr Holdings Inc.
filed 2022-08-08
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

TABLE_CONTENTS
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock outstanding as of August 8, 2022 was 190,780,722.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$28,203	$60,111
Accounts receivable, net	3,319	3,027
Capitalized contract costs, current	1,377	1,170
Prepaid expenses and other current assets	5,126	8,706
TOTAL CURRENT ASSETS	38,025	73,014
Property and equipment, net	2,599	3,763
Capitalized contract costs, noncurrent	3,395	3,183
Goodwill	63,434	130,624
Intangible assets, net	42,506	43,126
Operating lease right-of-use assets	3,620	4,327
Other noncurrent assets	929	1,070
TOTAL ASSETS	$154,508	$259,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,422	$7,018
Restaurant food liability	2,219	3,327
Accrued payroll	2,330	2,988
Short-term loans for insurance financing	2,351	3,142
Income tax payable	107	74
Operating lease liabilities	1,315	1,581
Other current liabilities	18,768	19,309
TOTAL CURRENT LIABILITIES	32,512	37,439
Long term debt - related party	61,805	81,977
Accrued medical contingency	—	53
Operating lease liabilities, net of current portion	2,537	3,034
Other noncurrent liabilities	36	2,115
TOTAL LIABILITIES	96,890	124,618
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 163,448,742 and 146,094,300 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	15
Additional paid in capital	515,624	503,609
Accumulated deficit	(458,022)	(369,135)
TOTAL STOCKHOLDERS’ EQUITY	57,618	134,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,508	$259,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$31,171	$49,167	$66,211	$100,097
COSTS AND EXPENSES:
Operations and support	15,983	31,273	36,262	61,611
Sales and marketing	6,973	4,500	13,226	8,516
Research and development	1,242	854	2,553	1,853
General and administrative	12,213	12,505	23,758	22,691
Depreciation and amortization	3,000	2,965	6,065	5,882
Goodwill impairment	—	—	67,190	—
(Gain) loss on disposal of assets	(71)	162	(88)	159
TOTAL COSTS AND EXPENSES	39,340	52,259	148,966	100,712
LOSS FROM OPERATIONS	(8,169)	(3,092)	(82,755)	(615)
OTHER EXPENSES AND LOSSES, NET
Interest expense	1,461	1,681	3,165	3,582
Other expense	2,024	835	2,934	5,099
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,654)	(5,608)	(88,854)	(9,296)
Income tax expense	17	33	33	57
NET LOSS FROM CONTINUING OPERATIONS	$(11,671)	$(5,641)	$(88,887)	$(9,353)
LOSS PER SHARE:
Basic	$(0.07)	$(0.05)	$(0.57)	$(0.08)
Diluted	$(0.07)	$(0.05)	$(0.57)	$(0.08)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic	160,531,778	115,644,790	157,099,938	113,998,589
Weighted average common shares outstanding – diluted	160,531,778	115,644,790	157,099,938	113,998,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,887)	$(9,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	577	1,485
Induced conversion expense related to Notes	930	—
Stock-based compensation	3,250	4,465
(Gain) loss on disposal of assets	(88)	159
Depreciation and amortization	6,065	5,882
Goodwill impairment	67,190	—
Amortization of capitalized contract costs	629	423
Change in fair value of contingent consideration liability	104	—
Other	(58)	(84)
Changes in assets and liabilities:
Accounts receivable	(292)	(614)
Capitalized contract costs	(1,048)	(1,389)
Prepaid expenses and other current assets	3,580	(1,008)
Other noncurrent assets	161	(386)
Accounts payable	(1,596)	1,623
Restaurant food liability	(1,108)	(86)
Income tax payable	33	57
Accrued payroll	(658)	(1,368)
Accrued medical contingency	(53)	(258)
Other current liabilities	(2,224)	6,452
Other noncurrent liabilities	(336)	(64)
Net cash (used in) provided by operating activities	(13,829)	5,936
Cash flows from investing activities:
Purchases of property and equipment	(81)	(589)
Internally developed software	(4,318)	(4,137)
Purchase of domain names	(12)	—
Acquisitions, net of cash acquired	—	(12,706)
Proceeds from sale of property and equipment	32	13
Net cash used in investing activities	(4,379)	(17,419)
Cash flows from financing activities:
Proceeds from issuance of stock	7,120	—
Payments on long-term loan	(20,000)	(14,472)
Borrowings under short-term loans for insurance financing	2,811	5,209
Payments on short-term loans for insurance financing	(3,602)	(2,471)
Payments on acquisition loans	—	(132)
Payments on finance lease obligation	(2)	—
Proceeds from exercise of stock options	—	8
Taxes paid related to net settlement on stock-based compensation	(27)	(817)
Net cash used in financing activities	(13,700)	(12,675)
Net change in cash	(31,908)	(24,158)
Cash, beginning of period	60,111	84,706
Cash, end of period	$28,203	$60,548
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,588	$2,097
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$1,673	$—
Stock issued as consideration in acquisition	—	10,545
Noncash impact of operating lease assets upon adoption	—	5,600
Noncash impact of operating lease liabilities upon adoption	—	6,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2022
(in thousands, except share data)
(unaudited)

Three Months Ended June 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2022	155,705,647	$15	$511,515	$(446,351)	$65,179
Net loss	—	—	—	(11,671)	(11,671)
Vesting of restricted stock units	715,260	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(27)	—	(27)
Stock-based compensation	—	—	1,579	—	1,579
Stock issued for conversion of Notes	4,411,500	—	1,673	—	1,673
Issuance of common stock, net	2,616,335	1	884	—	885
Balances at June 30, 2022	163,448,742	$16	$515,624	$(458,022)	$57,618

Six Months Ended June 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	146,094,300	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(88,887)	(88,887)
Vesting of restricted stock units	867,952	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(27)	—	(27)
Stock-based compensation	—	—	3,250	—	3,250
Stock issued for conversion of Notes	4,411,500	—	1,673	—	1,673
Issuance of common stock, net	12,074,990	1	7,119	—	7,120
Balances at June 30, 2022	163,448,742	$16	$515,624	$(458,022)	$57,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(in thousands, except share data)
(unaudited)

Three Months Ended June 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2021	115,387,140	$11	$464,843	$(367,618)	$97,236
Net loss	—	—	—	(5,641)	(5,641)
Exercise of stock options and vesting of restricted stock units	1,314,137	—	2	—	2
Taxes paid related to net settlement on stock-based compensation	—	—	(85)	—	(85)
Stock-based compensation	—	—	2,387	—	2,387
Adjustment of consideration for acquisition	—	—	(955)	—	(955)
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944

Six Months Ended June 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net loss	—	—	—	(9,353)	(9,353)
Exercise of stock options and vesting of restricted stock units	1,851,573	—	8	—	8
Taxes paid related to net settlement on stock-based compensation	—	—	(817)	—	(817)
Stock-based compensation	—	—	4,465	—	4,465
Equity issued for asset acquisitions	3,590,667	—	10,545	—	10,545
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online ordering technology platform, providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in cities across the United States. The Company’s technology platform includes the Waitr, Bite Squad and Delivery Dudes mobile applications, collectively referred to as the “Platforms”. The Platforms allow consumers to browse local restaurants and menus, track order and delivery status, and securely store previous orders for ease of use and convenience. Restaurants benefit from the online Platforms through increased exposure to consumers for expanded business in the delivery market and carryout sales.
Additionally, Waitr facilitates access to third parties that provide payment processing solutions for restaurants and other merchants, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 4 – Business Combinations).
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
Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of recurring losses from operations and declines in cash positions, management considered its ability to continue as a going concern and evaluated the significance of these results during the six months ended June 30, 2022. The Company has experienced recurring losses from operations and has an accumulated deficit of $458,022 as of June 30, 2022. Additionally, during the second quarter of 2022, the Company’s cash position was impacted by the utilization of $20,000 in cash to pay down debt.
Management has focused its efforts on certain initiatives to improve revenue, operating income and cash positions, including (i) collaborations with convenience stores, (ii) delivery from retailers in a variety of industries, (iii) the entry into new markets and (iv) the development of a proprietary stadium ordering application. In July 2022, the Company entered into a multi-year sponsorship agreement to serve as the exclusive mobile ordering platform at MetLife Stadium, providing an avenue for the Company to expand its delivery services into the New York and New Jersey markets. Our strategy is to grow order volume and revenue both in existing markets and new markets, such as New York and New Jersey. Additionally, management has evaluated its existing cost structure and will continue to implement cost saving initiatives where appropriate to reduce operating costs and manage the Company’s cash position.
Management considered its current business focus on improving revenues and plans to continue to implement cost savings where appropriate, and determined that we currently expect that our cash on hand, estimated cash flow from operations and net proceeds from additional equity raises, including any raises under the ATM Program (see Note 8 – Debt and Note 12 – Stockholders’ Equity), will be sufficient to meet our working capital needs for at least the next twelve months. However, there can be no assurance that we will generate cash flow at the levels we anticipate, nor can there be any assurance that we will be able to raise additional equity capital.
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2022. There have been no material changes to our significant accounting policies described in the 2021 Form 10-K.
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

TABLE_CONTENTS
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
3. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Delivery transaction fees	$27,756	$48,251	$59,332	$98,727
Payment processing referral fees	2,783	—	5,293	—
Setup and integration fees	—	1	—	8
Other	632	915	1,586	1,362
Total Revenue	$31,171	$49,167	$66,211	$100,097

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

TABLE_CONTENTS
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
Deferred costs related to obtaining contracts with restaurants were $3,008 and $2,968 as of June 30, 2022 and December 31, 2021, respectively, out of which $913 and $818, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $221 and $173 for the three months ended June 30, 2022 and 2021, respectively, and $429 and $322 for the six months ended June 30, 2022 and 2021, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,764 and $1,385 as of June 30, 2022 and December 31, 2021, respectively, out of which $464 and $352, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $110 and $56 for the three months ended June 30, 2022 and 2021, respectively, and $204 and $101 for the six months ended June 30, 2022 and 2021, respectively.
4. Business Combinations
2021 Acquisitions
Cape Payment Acquisition
On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) (the “Cape Payment Acquisition”). The Cape Payment Companies facilitate merchant access to third-party payment processing solution providers and receive residual payments from the payment providers. The purchase price for the Cape Payment Companies consisted of $12,032 in cash and an aggregate of 2,564,103 shares of the Company’s common stock valued at $1.24 per share (the closing price of the Company’s common stock on August 24, 2021). The

TABLE_CONTENTS
Cape Payment Acquisition included an earnout provision which provided for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. As of June 30, 2022 and December 31, 2021, the earnout provision was valued at $2,043 and $1,939, respectively (see Note 13 - Fair Value Measurements).
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
The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805, and was accounted for using the acquisition method. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021. Revenue and net income of Delivery Dudes included in the unaudited condensed consolidated statement of operations in the three months ended June 30, 2022 totaled approximately $2,905 and $326, respectively, and in the six months ended June 30, 2022 totaled approximately $6,151 and $580, respectively.
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
Additional Information
Included in general and administrative expenses in the consolidated statement of operations in certain periods are direct and incremental costs, consisting of legal and professional fees, related to business combinations and asset acquisitions. During the three and six months ended June 30, 2021, the Company incurred direct and incremental costs of $63 and $669, respectively, related to the Delivery Dudes Acquisition.
Pro-Forma Financial Information
The supplemental condensed consolidated results of the Company for the six months ended June 30, 2021 on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2021 are included in the table below (in thousands).

Six months ended June 30, 2021

Net revenue	$102,573
Net loss	$8,989
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

TABLE_CONTENTS
5. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Credit card receivables	$1,480	$1,354
Residual commissions receivable	1,494	1,342
Receivables from restaurants and customers	649	660
Accounts receivable	$3,623	$3,356
Less: allowance for doubtful accounts and chargebacks	(304)	(329)
Accounts receivable, net	$3,319	$3,027
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
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$40,004	$(12,120)	$(11,779)	$16,105
Trademarks/Trade name/Patents	6,549	(5,852)	—	697
Customer Relationships	96,510	(16,451)	(57,378)	22,681
Total intangible assets subject to amortization	143,063	(34,423)	(69,157)	39,483
Trademarks, not subject to amortization	3,023	—	—	3,023
Total	$146,086	$(34,423)	$(69,157)	$42,506

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$35,686	$(9,632)	$(11,779)	$14,275
Trademarks/Trade name/Patents	6,549	(5,585)	—	964
Customer Relationships	96,510	(14,256)	(57,378)	24,876
Total intangible assets subject to amortization	138,745	(29,473)	(69,157)	40,115
Trademarks, not subject to amortization	3,011	—	—	3,011
Total	$141,756	$(29,473)	$(69,157)	$43,126
During the six months ended June 30, 2022, the Company capitalized approximately $4,318 of software costs related to the development of the Platforms.

TABLE_CONTENTS
The Company recorded amortization expense of $2,465 and $2,233 for the three months ended June 30, 2022 and 2021, respectively, and $4,950 and $4,065 for the six months ended June 30, 2022 and 2021, respectively. Estimated future amortization expense of intangible assets subject to amortization as of June 30, 2022 is as follows (in thousands):

Amortization
The remainder of 2022	$5,186
2023	11,551
2024	9,423
2025	6,171
2026	3,458
Thereafter	3,694
Total future amortization	$39,483
Goodwill
The change in the Company’s goodwill balance is as follows for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of period	$130,624	$106,734
Acquisitions during the period	—	23,890
Impairments during the period	(67,190)	—
Balance, end of period	$63,434	$130,624
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
As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $67,190 during the three months ended March 31, 2022 to write down the carrying value of goodwill to its implied fair value. There was no goodwill impairment charge recognized during the three months ended June 30, 2022. The non-cash impairment loss is included in the unaudited condensed consolidated statement of operations under the caption “goodwill impairment” during the six months ended June 30, 2022.
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
7. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued insurance expenses	$5,436	$3,932
Accrued estimated workers’ compensation expenses	411	644
Accrued medical contingency	366	370
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	100	175
Accrued cash incentives	108	3,130
Other accrued expenses	3,461	3,685
Contingent consideration liability	2,043	—
Unclaimed property	2,630	2,372
Other current liabilities	2,963	3,751
Total other current liabilities	$18,768	$19,309

TABLE_CONTENTS
8. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2021 through 2Q22	Effective Interest Rate at June 30, 2022	Maturity	June 30, 2022	December 31, 2021
Term Loan	5.125% - 7.125%	13.63%	May 2024	$15,007	$35,007
Notes	4.0% - 6.0%	6.38%	May 2024	48,754	49,504
				$63,761	$84,511
Less: unamortized debt issuance costs on Term Loan				(1,628)	(2,099)
Less: unamortized debt issuance costs on Notes				(328)	(435)
Long term debt - related party				$61,805	$81,977

Short-term loans for insurance financing	3.99% - 4.85%	n/a	August 2022 - March 2023	2,351	3,142
Total outstanding debt				$64,156	$85,119
Interest expense related to the Company’s outstanding debt totaled $1,461 and $1,681 for the three months ended June 30, 2022 and 2021, respectively, and $3,165 and $3,582 for the six months ended June 30, 2022 and 2021, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 15 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are exercisable for 586,845 shares of the Company’s common stock at June 30, 2022 (see Note 12 – Stockholders’ Equity). See Amendments to Loan Agreements below for details on an amendment to the Credit Agreement entered into in May 2022.
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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of June 30, 2022 and December 31, 2021 totaled $48,426 and $49,069, respectively. See Amendments to Loan Agreements and Conversion Agreement below for details on amendments to the Convertible Notes Agreement and a conversion agreement entered into in May 2022.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance.

TABLE_CONTENTS
Interest expense related to the Notes was comprised of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$745	$501	$1,488	$996
Amortization of debt discount	47	298	101	588
	$792	$799	$1,589	$1,584
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $8.52 per share at June 30, 2022.
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
Amendments to Loan Agreements
On May 9, 2022, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “May 9, 2022 Amended Loan Agreements”). The May 9, 2022 Amended Loan Agreements provide, among other things, (i) that going forward on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances by the Company will be applied to the prepayment of the Term Loan and (ii) a six-month extension of the maturity date of the Credit Agreement and Convertible Notes Agreement until May 15, 2024. Additionally, pursuant to the amendment to the Credit Agreement, the Company made a $20,000 prepayment on the Term Loan on May 9, 2022.
The Company evaluated the amendments in the May 9, 2022 Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for each of the Term Loan and Notes that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.
On May 12, 2022, the Company entered into an additional amendment to the Convertible Notes Agreement (the “May 12, 2022 Amended Convertible Notes Agreement”) which provides that subsequent to the payment in full of the Term Loan outstanding under the existing Credit Agreement, on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances received by the Company will be applied to prepayment of the Notes under the Convertible Notes Agreement. The provisions of the May 12, 2022 Amended Convertible Notes Agreement did not contain changes to the Convertible Notes Agreement that warranted an evaluation of debt modification or extinguishment.
Conversion Agreement
On May 13, 2022, the Company entered into a conversion agreement (the “Conversion Agreement”), pursuant to which the lenders under the Convertible Notes Agreement were permitted to convert $750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 5,882 shares of Company common stock per one thousand principal amount of the Notes (calculated based on a per share price of $0.17 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes.
Pursuant to the Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 4,411,500 shares of Company common stock during the three months ended June 30, 2022 (see Note 12 - Stockholders’ Equity). In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the fair value of the securities transferred in the induced conversion over the fair value of securities issuable pursuant to the original conversion terms is recognized as induced conversion expense. Accordingly, upon the induced conversion, the Company recognized $930 of expense with a corresponding entry to equity of $1,673 and a net reduction of the Notes of $743, consisting of the $750 of

TABLE_CONTENTS
principal, net of related discount. The expense is included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022.
Short-Term Loans
The Company has outstanding short-term loans as of June 30, 2022 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
9. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $17 and $33 for the three months ended June 30, 2022 and 2021, respectively, and $33 and $57 for the six months ended June 30, 2022 and 2021, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
During 2020, the Company was permitted to defer payment of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The Company did not defer any payroll taxes after December 31, 2020. As of June 30, 2022, the Company has $667 of employer payroll tax deferrals outstanding, all of which will be paid in 2022. This amount is reflected in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.
10. Commitments and Contingent Liabilities
Workers Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of June 30, 2022 and December 31, 2021, $5,724 and $4,305, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve and $4,700 legal settlement are included in other expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. This proposed settlement in principle was subject to Court approval and entry into a settlement agreement between the parties, and contemplated a total potential settlement fund of

TABLE_CONTENTS
$2,500 of Company shares of common stock. Ultimately, no settlement agreement was executed by the parties nor was Court approval obtained, and the parties have asked the Court to lift the stay and reopen the litigation. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2022.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who recently issued her Report and Recommendation to the District Court Judge that the motion be granted in all respects. The parties are now briefing their respective positions on the Report and Recommendation and will await the District Court Judge’s ruling. In the meantime, all discovery remains stayed and no trial date has been set. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.
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
11. Stock-Based Awards and Cash-Based Awards
In June 2021, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of June 30, 2022, there were 5,529,255 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $1,579 and $2,387 for the three months ended June 30, 2022 and 2021, respectively, and $3,250 and $4,465 for the six months ended June 30, 2022 and 2021, respectively.
Stock-Based Awards
Stock Options
During the six months ended June 30, 2021, 500,000 stock options were granted under the 2018 Incentive Plan. Such options were subsequently forfeited during the three months ended September 30, 2021. There were no grants of stock options during the six months ended June 30, 2022. The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. As of March 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $358 for the three months ended June 30, 2021, and $13 and $692 for the six months ended June 30, 2022 and 2021, respectively.

TABLE_CONTENTS
The stock option activity under the Company’s incentive plans during the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,656,928	$0.39	$0.28	9,753,257	$0.43	$0.33
Granted	—	—	—	500,000	2.78	2.19
Exercised	—	—	—	(9,209)	0.90	4.50
Forfeited	(21,327)	2.20	4.46	(21,553)	6.49	4.97
Expired	—	—	—	(10,097)	3.47	4.13
Balance, end of period	9,635,601	$0.38	$0.27	10,212,398	$0.53	$0.40
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,635,601	9,635,601	9,656,928	4,870,026
Weighted-average remaining contractual term (years)	2.53	2.53	3.03	3.06
Weighted-average exercise price	$0.38	$0.38	$0.39	$0.40
Aggregate Intrinsic Value (in thousands)	$—	$—	$3,543	$1,773
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the six months ended June 30, 2022. The aggregate intrinsic value of awards exercised during the three and six months ended June 30, 2021 was $5 and $20, respectively. Upon exercise, the Company issued new common stock.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of June 30, 2022, there were 3,134,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

TABLE_CONTENTS
Awards with Time-Based Vesting
During the six months ended June 30, 2022, 8,470,000 RSUs with time-based vesting were granted pursuant to the 2018 Incentive Plan (with an aggregate grant fair value of value of $3,445). The RSUs generally vest over three years in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control.
The Company recognized compensation expense for restricted stock of $1,579 and $2,029 during the three months ended June 30, 2022 and 2021, respectively, and $3,237 and $3,773 during the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of June 30, 2022 totaled $13,916, with a weighted average remaining vesting period of approximately 2.5 years. The total fair value of restricted shares that vested during the three months ended June 30, 2022 and 2021 was $153 and $2,893, respectively, and $221 and $5,386 during the six months ended June 30, 2022 and 2021, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	8,614,746	$2.15	2.5	4,558,603	$2.23	1.71
Granted	8,470,000	0.41		5,308,960	2.55
Shares vested	(979,570)	2.34		(2,103,310)	2.03
Forfeitures	(989,503)	1.21		(230,084)	1.50
Nonvested, end of period	15,115,673	$1.22	2.5	7,534,169	$2.53	2.79
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
12. Stockholders’ Equity
Common Stock
At June 30, 2022 and December 31, 2021, there were 249,000,000 shares of common stock authorized and 163,448,742 and 146,094,300 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of June 30, 2022 or December 31, 2021. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In November 2021, the Company entered into a third amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company may offer and sell, from

TABLE_CONTENTS
time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000, through Jefferies LLC (“Jefferies”) as its sales agent. The issuance and sale of shares by the Company under the agreement was made pursuant to the Company’s effective registration statement on Form S-3 which was filed on April 4, 2019. Details of sales pursuant to the ATM Program are included in the table below. There were no sales of common stock pursuant to the ATM Program after April 12, 2022.

	November 2021 ATM Program
	Sales during December 2021	Sales during the period from January 1, 2022 through April 12, 2022	Total
Maximum aggregate offering price (in thousands)			$50,000
Total shares sold	1,679,631	12,074,990	13,754,621
Average sales price per share	$0.83	$0.60	$0.63
Gross proceeds (in thousands)	$1,398	$7,211	$8,609
Net proceeds (in thousands)	$1,359	$7,120	$8,479
Preferred Stock
At June 30, 2022 and December 31, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of June 30, 2022 or December 31, 2021.
Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $8.52 per share. See Note 8 – Debt for additional information regarding the Notes.
Pursuant to the Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 4,411,500 shares of Company common stock during the three months ended June 30, 2022, calculated based on a per share price of $0.17, notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. In connection with the conversion, the Company recognized $930 of induced conversion expense (see Note 8 - Debt).
Warrants
In November 2018, the Company issued to Luxor Capital warrants which are exercisable for 586,845 shares of the Company’s common stock at June 30, 2022, with an exercise price of $8.52 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for certain issuances of additional shares. Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.
13. Fair Value Measurements
Medical Contingency
At December 31, 2021, the Company had an outstanding medical contingency claim which was measured at fair value on a recurring basis. The estimated loss exposure for the medical contingency claim reflected the liability for unpaid medical expenses and dependent death benefits, totaling $423 as of December 31, 2021. The analysis used in the measurement of the reserve for the medical contingency reflected the Company’s assumptions regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and was a Level 3 measurement. These inputs required significant judgments and estimates at the time of the valuation.
At March 31, 2022, management no longer deemed the medical contingency claim a liability requiring fair value measurement estimation as the remaining liability at such time consisted entirely of discrete costs related to certain unpaid medical expenses. Accordingly, during the three months ended March 31, 2022, the medical contingency claim was transferred out the Level 3 fair value hierarchy.

TABLE_CONTENTS
Contingent Consideration
The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Contingent consideration relates to the earnout provision in the Company’s acquisition of the Cape Payment Companies in August 2021 and the future contingent payment based on the achievement of certain revenue targets (see Note 4 – Business Combinations). The contingent consideration liability was valued at $1,939 at December 31, 2021 and is included in other non-current liabilities on the condensed consolidated balance sheet. As of June 30, 2022, the contingent consideration liability is valued at $2,043 and is included in other current liabilities on the condensed consolidated balance sheet.
Expected volatility is based on a blended weighted average of the volatility rates for a number of similar publicly-traded companies. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the earnout provision at the date of valuation. The fair value measurement was based on significant inputs not observable in the market and thus, represents Level 3 measurements within the fair value hierarchy. These inputs required significant judgments and estimates at the time of the valuation. The Company engaged a third-party specialist to assist management in estimating the fair value of the contingent consideration obligation.
Summary by Fair Value Hierarchy
The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,043	$2,043
Total liabilities measured and recorded at fair value	$—	$—	$2,043	$2,043

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,939	1,939
Total liabilities measured and recorded at fair value	$—	$—	$2,362	$2,362
The Company had no assets required to be measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.

TABLE_CONTENTS
Adjustments to the fair value of the accrued medical contingency were recognized in other expense (income) on the condensed consolidated statement of operations. The following table presents a reconciliation of the accrued medical contingency liability which was classified as a Level 3 financial instrument prior to March 31, 2022 (in thousands):

	Medical Contingency
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$—	$17,300	$423	$17,435
Increases/additions	—	41	—	84
Reductions/settlements	—	(159)	(53)	(337)
Transfers out of Level 3	—	—	(370)	—
Balance, end of the period	$—	$17,182	$—	$17,182
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period are recognized in income (loss) from operations in the condensed consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the three and six months ended June 30, 2022 (in thousands):

	Contingent Consideration
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance, beginning of the period	$2,020	$1,939
Additions	—	—
Increase in fair value	23	104
Reductions/settlements	—	—
Balance, end of the period	$2,043	$2,043
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions (see Note 4 – Business Combinations). Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 6 – Intangible Assets and Goodwill, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at March 15, 2022. In connection with the induced conversion of the Notes during the three months ended June 30, 2022, the Company applied fair value concepts. See Note 8 - Debt for further discussion.
14. Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(11,671)	$(5,641)	$(88,887)	$(9,353)
Weighted average number of shares outstanding	160,531,778	115,644,790	157,099,938	113,998,589
Basic and diluted loss per common share	$(0.07)	$(0.05)	$(0.57)	$(0.08)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 8 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 5,722,314 and 4,737,237 shares, respectively, of the Company’s common stock at June 30,

TABLE_CONTENTS
2022 and 2021. Such shares were excluded from the fully diluted calculations because the effect on net loss per common share would have been anti-dilutive.
Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Antidilutive shares underlying stock-based awards:
Stock options	9,635,601	10,212,398	9,635,601	10,212,398
Restricted stock units	18,249,998	10,693,494	18,249,998	10,693,494
Debt Warrants (see Note 12 - Stockholders’ Equity)	586,845	478,464	586,845	478,464
15. Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021 and May 9, 2022, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into a Conversion Agreement with respect to the Convertible Notes Agreement.
Jonathan Green, a board member of the Company, is a partner at Luxor Capital. See Note 8 - Debt for additional details on related-party debt.
Other Transactions with Related Parties
As of June 30, 2022, we had over 27,000 restaurants on our Platforms, some of which are affiliated with one current and one prior member of our board of directors (the “Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $75 and $200 during the three months ended June 30, 2022 and June 30, 2021, respectively, and $177 and $463 during the six months ended June 30, 2022 and 2021, respectively, from such restaurants that are affiliated with those current and prior members of our Board. Such restaurants enter into customary master service agreements with the Company, which are generally consistent with the other national partner agreements.
16. Subsequent Events
July Conversion Agreement
On July 22, 2022, the Company, various lenders party thereto, and Luxor Capital entered into a conversion agreement (the “July Conversion Agreement”). Pursuant to the July Conversion Agreement, the lenders agreed to convert $6,750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 4,000 shares of Company common stock per one thousand principal amount of the Notes (calculated based on a per share price of $0.25 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. On August 5, 2022, the Luxor Entities converted $6,750 of the Notes into 27,000,000 shares of Company common stock, reducing the outstanding principal balance of the Notes to $42,004.

TABLE_CONTENTS
Sponsorship Agreement
On July 23, 2022 (the “Effective Date”), the Company entered into a multi-year sponsorship agreement with New Meadowlands Stadium Company, LLC (“NMSC”), pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium. Pursuant to the sponsorship agreement, NMSC agrees to provide the Company with certain promotions, programs and benefits from New York Jets LLC (the “Jets”) and New York Football Giants, Inc. (the “Giants”), throughout each Contract Year (as defined below) of the agreement, NFL season and NFL post-season. Additionally, the Company was provided various benefits and rights including electronic signage, messaging, merchandise, and rights to use a specified number of players from each of the Jets and Giants in conjunction with advertising and promotional programs. The term “Contract Year” under the agreement refers to each year of the agreement with the first Contract Year beginning on the Effective Date and ending on March 31, 2023, and each subsequent Contract Year beginning on April 1 and ending on the last day of the following March. The term of the sponsorship agreement is five Contract Years, unless sooner terminated pursuant to provisions in such agreement, and will expire on March 31, 2027.
In connection with the sponsorship agreement, the Company has committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period. The sponsorship fees are payable over the five Contract Years of the agreement, generally in quarterly installments. Additionally, the Company has agreed to pay a post-season sponsor fee in exchange for certain post-season benefits set forth in the agreement, if the Giants and/or Jets appear in any NFL post-season games during the term of the agreement. The Agreement also provides for customary representations, warranties, and indemnification from the parties.

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
Overview
Waitr operates an online ordering technology platform using the deliver anything model including food, alcohol, convenience, grocery, flowers, auto parts and more. Its proprietary in-stadium delivery system now provides an enhanced fan experience at sports and entertainment venues. The online ordering technology platform includes the Waitr, Bite Squad and Delivery Dudes mobile applications, providing delivery, carryout and dine-in options, connecting restaurants, drivers and diners in cities across the United States. Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate.
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
During the first half of 2022, we completed various integrations with third party aggregators, point of sale systems and individual restaurants. Our addition of 7-Eleven to our platform in June 2022 and our proprietary in-stadium ordering technology are examples of our commitment to expand into new delivery verticals. We continue to build on our ancillary revenue streams and diversify the Company beyond third-party food delivery with the facilitation of merchant access to third-party payment processing solution providers.
As we entered the third quarter of 2022, we began our transition to rebrand and change the Company name to ASAP. We entered into agreements to begin delivering from retailers in various industries such as apparel, sporting goods, auto parts and more. In addition to providing our customers with access to a broader range of products, this expansion of services allows the Company to provide more earning opportunities to its independent contractor driver base. We also recently entered into a multi-year sponsorship agreement, pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium over a five year period. See “Liquidity and Capital Resources” below for additional information.
At June 30, 2022, we had over 27,000 restaurants, in approximately 1,000 cities, on the Platforms. Average Daily Orders for the three months ended June 30, 2022 and 2021 were approximately 18,070 and 38,583, respectively, and revenue was $31,171 and $49,167, respectively. For the six months ended June 30, 2022 and 2021, Average Daily Orders were 20,475 and 38,108, respectively, and revenue was $66,211 and $100,097, respectively.
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

TABLE_CONTENTS
There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2021 Form 10-K and this quarterly report on Form 10-Q for the three months ended June 30, 2022. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Nasdaq Compliance
On July 26, 2022, Waitr Holdings Inc. (the “Company”) received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market (the “Nasdaq”) of the Company’s application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. The common stock was transferred to the Nasdaq Capital Market at the opening of trading on July 28, 2022. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market and the common stock continues to trade under the symbol “WTRH.”
As previously disclosed, on January 26, 2022, the Company received a letter from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share of the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). The Company was given until July 25, 2022 to regain compliance with the rule.
In response, the Company filed an application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the Approval, the Company has been granted an additional 180-day grace period, or until January 23, 2023, to regain compliance with the Bid Price Rule. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), the Company notified the Nasdaq that it would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule.
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

TABLE_CONTENTS
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the six months ended June 30, 2022. Also described in Note 2 are pending standards and their estimated effect on our condensed consolidated financial statements.
Factors Affecting the Comparability of Our Results of Operations
Acquisitions. The Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805, and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) has been recorded as goodwill on our condensed consolidated balance sheet as of June 30, 2022. The results of operations of Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates, March 11, 2021 and August 25, 2021, respectively.
In connection with the Delivery Dudes Acquisition, the Company incurred direct and incremental costs during the three and six months ended June 30, 2021 of approximately $63 and $669, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such periods.
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
Goodwill Impairment. During the three months ended March 31, 2022, we recognized a non-cash impairment charge totaling $67,190 to write down the carrying value of goodwill to its implied fair value, as a result of our goodwill impairment analysis, which concluded that the fair value of the reporting unit (the Company) at such time was less than its carrying amount. There was no goodwill impairment charge recognized during the three months ended June 30, 2022. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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

TABLE_CONTENTS
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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics(1)	2022	2021	2022	2021
Active Diners (as of period end)	1,327,971	1,878,904	1,327,971	1,878,904
Average Daily Orders	18,070	38,583	20,475	38,108
Gross Food Sales (dollars in thousands)	$86,315	$154,738	$187,383	$305,019
Average Order Size (in dollars)	$52.49	$44.07	$50.56	$44.22
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

TABLE_CONTENTS
Cost and Expenses:
Operations and Support. Operations and support expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees engaged in operations and customer service, as well as territory managers, market success associates, restaurant onboarding, and driver logistics personnel, and payments to independent contractor drivers for delivery services. Operations and support expense also includes payment processing costs incurred on customer orders and the cost of software and related services providing support for diners, restaurants and drivers.
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
Other Expenses and Losses, Net. Other expenses and losses, net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including accrued legal settlements and contingencies and expense related to the induced conversion of the Notes.

TABLE_CONTENTS
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages(1))	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Revenue	$31,171	100%	$49,167	100%	$66,211	100%	$100,097	100%
Costs and expenses:
Operations and support	15,983	51%	31,273	64%	36,262	55%	61,611	62%
Sales and marketing	6,973	22%	4,500	9%	13,226	20%	8,516	9%
Research and development	1,242	4%	854	2%	2,553	4%	1,853	2%
General and administrative	12,213	39%	12,505	25%	23,758	36%	22,691	23%
Depreciation and amortization	3,000	10%	2,965	6%	6,065	9%	5,882	6%
Goodwill impairment	—	0%	—	0%	67,190	101%	—	—%
(Gain) loss on disposal of assets	(71)	0%	162	0%	(88)	—%	159	—%
Total costs and expenses	39,340	126%	52,259	106%	148,966	225%	100,712	101%
Loss from operations	(8,169)	(26)%	(3,092)	(6)%	(82,755)	(125)%	(615)	(1)%
Other expenses and losses, net:
Interest expense	1,461	5%	1,681	3%	3,165	5%	3,582	4%
Other expense	2,024	6%	835	2%	2,934	4%	5,099	5%
Net loss before income taxes	(11,654)	(37)%	(5,608)	(11)%	(88,854)	(134)%	(9,296)	(9)%
Income tax expense	17	0%	33	0%	33	—%	57	—%
Net loss	$(11,671)	(37)%	$(5,641)	(11)%	$(88,887)	(134)%	$(9,353)	(9)%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations of Delivery Dudes and the Cape Payment Companies are included in our unaudited condensed consolidated financial statements beginning on the acquisition dates of March 11, 2021 and August 25, 2021, respectively (see Part I, Item 1, Note 4 – Business Combinations).
Revenue

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Revenue	$31,171	$49,167	(37%)	$66,211	$100,097	(34%)
Revenue decreased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily as a result of decreased order volumes. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in the 2022 periods compared to the 2021 periods, as well as revenue from the Cape Payment Companies. The Average Order Size was $52.49 for the three months ended June 30, 2022, compared to $44.07 for the three months ended June 30, 2021, an improvement of 19%. The Average Order Size was $50.56 for the six months ended June 30, 2022, compared to $44.22 for the six months ended June 30, 2021, an improvement of 14%.

TABLE_CONTENTS
Operations and Support

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Operations and support	$15,983	$31,273	(49%)	$36,262	$61,611	(41%)
As a percentage of revenue	51%	64%		55%	62%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to lower driver operations costs as a result of decreased order volumes.
Sales and Marketing

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$6,973	$4,500	55%	$13,226	$8,516	55%
As a percentage of revenue	22%	9%		20%	9%
Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily attributable to referral agent commission expense related to the Cape Payment Companies acquisition.
Research and Development

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Research and development	$1,242	$854	45%	$2,553	$1,853	38%
As a percentage of revenue	4%	2%		4%	2%
Research and development expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to the hiring of product and engineering personnel to further develop and refine our Platforms.
General and Administrative

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
General and administrative	$12,213	$12,505	(2%)	$23,758	$22,691	5%
As a percentage of revenue	39%	25%		36%	23%
General and administrative expense decreased in dollar terms in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to decreased stock based compensation expense. For the six months ended June 30, 2022, general and administrative expense was relatively flat compared to the six months ended June 30, 2021. Decreased order volumes in the 2022 periods resulted in an increase in general and administrative expense as a percentage of revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

TABLE_CONTENTS
Depreciation and Amortization

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$3,000	$2,965	1%	$6,065	$5,882	3%
As a percentage of revenue	10%	6%		9%	6%
Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, driven by an increase in depreciation expense related to computer tablets for restaurants on the Platforms and amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Companies Acquisition.
Goodwill Impairment
During the three months ended March 31, 2022, we recognized a non-cash goodwill impairment charge of $67,190 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details. There was no goodwill impairment charge recognized during the three months ended June 30, 2022.
Other Expenses and Losses, Net

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Other expenses and losses, net	$3,485	$2,516	39%	$6,099	$8,681	(30%)
As a percentage of revenue	11%	5%		9%	9%
Other expenses and losses, net for the three months ended June 30, 2022 primarily consisted of $1,436 of interest expense associated with the Term Loan and Notes and $930 of expense associated with the induced conversion of the Notes. See Part I, Item 1, Note 8 - Debt for additional details on the Notes conversion. For the three months ended June 30, 2021, other expenses and losses, net primarily consisted of $1,660 of interest expense associated with the Term Loan and Notes and a $700 accrual for a legal settlement.
For the six months ended June 30, 2022, other expenses and losses, net primarily consisted of $3,109 of interest expense associated with the Term Loan and Notes and $930 of induced conversion expense for the Notes. For the six months ended June 30, 2021, other expenses and losses, net primarily consisted of a $4,700 accrual for a legal settlement and $3,520 of interest expense associated with the Term Loan and Notes.
Income Tax Expense
Income tax expense for the three months ended June 30, 2022 and 2021 was $17 and $33, respectively, and $33 and $57 for the six months ended June 30, 2022 and 2021, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.
Liquidity and Capital Resources
Overview
The Company has experienced recurring losses from operations and has an accumulated deficit of $458,022 as of June 30, 2022. The Company’s results of operations have been adversely impacted by declines in order volumes and increased expenses, resulting in recurring losses from operations, use of cash to fund operations and declines in cash positions. In addition to the impact of declines in order volumes, the Company’s operations have been impacted by

TABLE_CONTENTS
macroeconomic factors including the COVID-19 pandemic, rising gas prices, inflation and increased competition from national delivery service providers. Management has focused its efforts on certain initiatives to improve revenue, operating income and cash positions, including (i) collaborations with convenience stores, (ii) delivery from retailers in a variety of industries, (iii) the entry into new markets and (iv) the development of a proprietary stadium ordering application. In July 2022, the Company entered into a multi-year sponsorship agreement to serve as the exclusive mobile ordering platform at MetLife Stadium, providing an avenue for the Company to expand its delivery services into the New York and New Jersey markets. Our strategy is to grow order volume and revenue both in existing markets and new markets, such as New York and New Jersey. Additionally, management has evaluated its existing cost structure and will continue to implement cost saving initiatives where appropriate to reduce operating costs and manage the Company’s cash position.
As of June 30, 2022, we had cash on hand of $28,203. Our primary sources of liquidity have been cash flow from operations and proceeds from the issuance of stock in the six months ended June 30, 2022 and fiscal 2021 and 2020. During the six months ended June 30, 2022, pursuant to our ATM Program, we sold 12,074,990 shares of the Company’s common stock for net proceeds of $7,120. During the first and second quarters of 2022, we made investments in our business related to the enhancement of our Platforms and initiatives focused on further supplementing our offerings beyond third-party food delivery.
During the second quarter of 2022, the Company entered into the May 9, 2022 Amended Debt Agreements, pursuant to which the Company made a $20,000 prepayment on the Term Loan, reducing the outstanding amount of the Term Loan from $35,007 to $15,007. Additionally, the May 9, 2022 Amended Debt Agreements (i) provide that going forward on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances will be applied to the prepayment of the Term Loan under the Credit Agreement and, subsequent to the prepayment in full of the Term Loan, to the prepayment of the Notes under the Convertible Notes Agreement and (ii) include a six-month extension of the maturity date of each of the Credit Agreement and Convertible Notes Agreement until May 15, 2024. In May 2022, the Company entered into an additional amendment to the Convertible Notes Agreement which provides that subsequent to the payment in full of the Term Loan outstanding under the existing Credit Agreement, on a quarterly basis, 50% of the proceeds of any future at-the-market public common stock issuances received by the Company will be applied to prepayment of the Notes under the Convertible Notes Agreement. In May 2022, pursuant to the Conversion Agreement, the lenders under the Convertible Notes Agreement converted $750 of outstanding principal amount of the Notes into shares of Company common stock.
The aggregate principal amount of outstanding long-term debt totaled $63,761 as of June 30, 2022, consisting of $15,007 for the Term Loan and $48,754 of Notes. As of June 30, 2022, the Company had $2,351 of outstanding short-term loans for insurance premium financing.
In July 2022, the Company, various lenders party thereto, and Luxor Capital entered into the July Conversion Agreement, pursuant to which the lenders agreed to convert $6,750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 4,000 shares of Company common stock per one thousand principal amount of the Notes (calculated based on a per share price of $0.25 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. On August 5, 2022, a total of 27,000,000 shares of Company common stock were issued to the Luxor Entities in connection with the conversion. As of August 8, 2022, the outstanding principal amount of the Notes totaled $42,004.
In July 2022, the Company entered into a multi-year sponsorship agreement with NMSC, pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium. The sponsorship agreement also provides the Company with benefits and rights including electronic signage, messaging, merchandise, and rights to use a specified number of players from each of the Jets and Giants in conjunction with advertising and promotional programs. In connection with the sponsorship agreement, the Company has committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period. The sponsorship fees are payable over the five Contract Years of the agreement, generally in quarterly installments. Additionally, the Company has agreed to pay a post-season sponsor fee in exchange for certain post-season benefits set forth in the agreement, if the Giants and/or Jets appear in any NFL post-season games during the term of the agreement.
We currently believe that our cash on hand, estimated cash flow from operations and proceeds from additional equity raises will be sufficient to meet our working capital needs for at least the next twelve months; however, there can be no assurance that we will generate cash flow at the levels we anticipate, nor can there be any assurance that we will be able to raise additional equity capital. We are continuously reviewing our liquidity and anticipated working capital needs based

TABLE_CONTENTS
on overall market and economic factors. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of capital on favorable terms, if at all.
Capital Expenditures
Our main capital expenditures relate to investments in the development of the Platforms, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2021 Form 10-K and subsequent filings with the SEC, including this quarterly report on Form 10-Q for the three months ended June 30, 2022.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(13,829)	$5,936
Net cash used in investing activities	(4,379)	(17,419)
Net cash used in financing activities	(13,700)	(12,675)
Cash Flows (Used in) Provided by Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $13,829, compared to net cash provided by operating activities of $5,936 for the six months ended June 30, 2021. The decrease in cash flows from operating activities in the six months ended June 30, 2022 from the comparable 2021 period was primarily driven by a decrease in revenue and changes in operating assets and liabilities, partially offset by a decrease in operations and support expenses. During the six months ended June 30, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $3,541, primarily consisting of a decrease in other current liabilities of $2,224 and a decrease in accounts payable of $1,596, partially offset by a decrease in prepaid expenses and other current assets of $3,580. During the six months ended June 30, 2021, the net change in operating assets and liabilities increased net cash provided by operating activities by $2,959, primarily consisting of an increase in other current liabilities of $6,452, partially offset by a decrease in accrued payroll of $1,368, an increase in capitalized contract costs of $1,389 and an increase in prepaid expenses and other current assets of $1,008.
Cash Flows Used in Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities consisted primarily of $4,318 for internally developed software. For the six months ended June 30, 2021, net cash used in investing activities consisted primarily of $12,706 for the acquisition of a business and related intangible assets and $4,137 of costs for internally developed software.
Cash Flows Used in Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of a $20,000 payment on the Term Loan, partially offset by $7,120 of net proceeds from the sales of common stock under the Company’s ATM Program. For the six months ended June 30, 2021, net cash used in financing activities primarily consisted of a $14,472 principal payment on the Term Loan.
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

TABLE_CONTENTS
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
•inability to achieve profitability in the future;
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

TABLE_CONTENTS
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
•the risk that management’s use of the net proceeds from, or the continuation of, our ATM Program does not increase the value of a stockholder’s investment;
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

TABLE_CONTENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.
Interest Rate Risk
As of June 30, 2022, we had outstanding interest-bearing long-term debt totaling $63,761, consisting of the Term Loan in the amount of $15,007 and the Notes of $48,754, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at June 30, 2022. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS
PART II. OTHER INFORMATION
Dollar amounts in the discussion in Part II. Other Information are expressed in thousands, except as otherwise noted.
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve and $4,700 legal settlement are included in other expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. This proposed settlement in principle was subject to Court approval and entry into a settlement agreement between the parties, and contemplated a total potential settlement fund of $2,500 of Company shares of common stock. Ultimately, no settlement agreement was executed by the parties nor was Court approval obtained, and the parties have asked the Court to lift the stay and reopen the litigation. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2022.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who recently issued her Report and Recommendation to the District Court Judge that the motion be granted in all respects. The parties are now briefing their respective positions on the Report and Recommendation and will await the District Court Judge’s ruling. In the meantime, all discovery remains stayed and no trial date has been set. Waitr believes that this lawsuit lacks merit and that it has strong defenses to all of the claims alleged. Waitr continues to vigorously defend the suit.
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

TABLE_CONTENTS
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
We have experienced recurring losses from operations and negative cash flows from operating activities.
The Company has experienced recurring losses from operations and has an accumulated deficit of $458,022 as of June 30, 2022. The Company’s results of operations have been adversely impacted by declines in order volumes and increased expenses, resulting in recurring losses from operations, use of cash to fund operations and declines in cash positions. During the second quarter of 2022, the Company’s cash position was further impacted by the utilization of $20,000 in cash to pay down debt. As reflected in our unaudited condensed consolidated financial statements, the Company had negative cash flow from operations of $13,829 and a net loss of $88,887 for the six months ended June 30, 2022. Included in the net loss was a goodwill impairment of $67,190.
Management has focused its efforts on certain initiatives to improve revenue, operating income and cash positions, including collaborations with convenience stores, delivery from retailers in a variety of industries, the entry into new markets and the development of a proprietary stadium ordering application. In July 2022, the Company entered into a sponsorship agreement to serve as the exclusive mobile ordering platform at MetLife Stadium, for a $9,128 commitment over a five-year period, providing an avenue for the Company to expand its delivery services into the New York and New Jersey markets. Our strategy is to grow order volume and revenue both in existing markets and new markets, such as New York and New Jersey. Additionally, management has evaluated its existing cost structure and will continue to implement cost saving initiatives where appropriate to reduce operating costs and manage the Company’s cash position. While the Company believes that the initiatives described above will result in improved liquidity and cash flow, there can be no assurance that the Company will generate cash flow at the levels anticipated. Moreover, there is no assurance that the Company will be able to generate positive cash flow from operations in the future.
While we currently believe that our cash on hand, estimated cash flow from operations and proceeds from any equity raises will be sufficient to meet our working capital needs for at least the next twelve months, there can be no assurance that we will generate cash flow at the levels we anticipate, nor can there be any assurance that we will be able to raise additional equity capital on acceptable terms, if at all. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of equity capital.
Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.
We conduct our goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. For purposes of testing for goodwill impairment, we have one reporting unit. As a result of the significant decline in the Company’s stock price in mid-March 2022 and other macroeconomic and industry factors, thereby contributing to a decline in the Company’s market capitalization, we conducted the impairment test as of March 15, 2022. The impairment test was conducted in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets for certain long-lived assets including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC 350, Intangibles – Goodwill and Other for the reporting unit’s goodwill. As a result of the ASC 360 and ASC 350 analyses, we recognized a non-cash pre-tax impairment loss of $67,190 during the three months ended March 31, 2022 to write down the carrying value of goodwill to its implied fair value. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details. There was no goodwill impairment recognized during the three months ended June 30, 2022.
Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the

TABLE_CONTENTS
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
In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. In July 2022, we began our transition to rebrand and change the Company name to ASAP. There is no assurance that our rebranding initiative will be successful or result in a positive return on investment. The failure by us to timely cease using the Waitr trademark provides Waiter.com, Inc. the right to pursue injunctive relief and liquidated damages. We could be required to devote significant resources to advertising and marketing in order to increase awareness of the new brand and for the successful integration of our rebranding process. Furthermore, our rebranding initiative may negatively impact our name recognition with customers and partners, which could have an adverse impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

TABLE_CONTENTS
Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 5 to Credit and Guaranty Agreement by and among Waitr Inc., Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2022)

10.2
Amendment No. 5 to Credit Agreement by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2022)

10.3
Amendment No. 6 to Credit Agreement dated May 12, 2022 by and among Waitr Holdings Inc., various lenders thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 17, 2022)

10.4
Conversion Agreement dated as of May 13, 2022 by and among Waitr Holdings Inc., the lenders party thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 17, 2022)

10.5
Amendment No. 1 to the employment agreement of Armen Yeghyazarians dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 25, 2022)

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

Dated: August 8, 2022	By:	/s/ Armen Yeghyazarians
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)