Form 10-Q
period 2022-09-30
Waitr Holdings Inc.
filed 2022-11-09
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of Registrant’s Common Stock outstanding as of November 9, 2022 was 207,818,373.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$20,118	$60,111
Accounts receivable, net	3,102	3,027
Capitalized contract costs, current	1,490	1,170
Prepaid expenses and other current assets	5,180	8,706
TOTAL CURRENT ASSETS	29,890	73,014
Property and equipment, net	2,180	3,763
Capitalized contract costs, noncurrent	3,496	3,183
Goodwill	9,536	130,624
Intangible assets, net	41,447	43,126
Operating lease right-of-use assets	3,244	4,327
Other noncurrent assets	858	1,070
TOTAL ASSETS	$90,651	$259,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$4,545	$7,018
Restaurant food liability	1,661	3,327
Accrued payroll	1,370	2,988
Short-term loans for insurance financing	1,224	3,142
Income tax payable	121	74
Operating lease liabilities	1,175	1,581
Other current liabilities	18,483	19,309
TOTAL CURRENT LIABILITIES	28,579	37,439
Long term debt - related party	55,941	81,977
Accrued medical contingency	—	53
Operating lease liabilities, net of current portion	2,276	3,034
Other noncurrent liabilities	20	2,115
TOTAL LIABILITIES	86,816	124,618
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 206,420,738 and 146,094,300 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20	15
Additional paid in capital	535,299	503,609
Accumulated deficit	(531,484)	(369,135)
TOTAL STOCKHOLDERS’ EQUITY	3,835	134,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,651	$259,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$25,141	$43,448	$91,352	$143,545
COSTS AND EXPENSES:
Operations and support	13,457	25,043	49,719	86,654
Sales and marketing	8,263	4,965	21,489	13,481
Research and development	935	1,310	3,488	3,163
General and administrative	7,762	10,843	31,520	33,534
Depreciation and amortization	3,599	3,070	9,664	8,952
Goodwill impairment	53,898	—	121,088	—
Intangible and other asset impairments	—	186	—	186
(Gain) loss on disposal of assets	55	11	(33)	170
TOTAL COSTS AND EXPENSES	87,969	45,428	236,935	146,140
LOSS FROM OPERATIONS	(62,828)	(1,980)	(145,583)	(2,595)
OTHER (INCOME) EXPENSES AND (GAINS) LOSSES, NET
Interest expense	1,198	1,751	4,363	5,333
Other (income) expense	9,422	(16,006)	12,356	(10,907)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(73,448)	12,275	(162,302)	2,979
Income tax expense	14	25	47	82
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(73,462)	$12,250	$(162,349)	$2,897
INCOME (LOSS) PER SHARE:
Basic	$(0.40)	$0.10	$(0.98)	$0.02
Diluted	$(0.40)	$0.09	$(0.98)	$0.02
Weighted average shares used to compute net income (loss) per share:
Weighted average common shares outstanding – basic	183,766,396	119,823,181	166,086,439	115,961,454
Weighted average common shares outstanding – diluted	183,766,396	130,167,296	166,086,439	128,279,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(162,349)	$2,897
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash interest expense	1,417	1,948
Induced conversion expense related to Notes	9,499	—
Stock-based compensation	4,588	6,100
(Gain) loss on disposal of assets	(33)	170
Depreciation and amortization	9,664	8,952
Goodwill impairment	121,088	—
Intangible and other asset impairments	—	186
Amortization of capitalized contract costs	930	686
Change in estimate of accrued medical contingency	—	(16,715)
Change in fair value of contingent consideration liability	(551)	—
Other	(80)	(93)
Changes in assets and liabilities:
Accounts receivable	(75)	583
Capitalized contract costs	(1,563)	(1,749)
Prepaid expenses and other current assets	3,526	16
Other noncurrent assets	229	(311)
Accounts payable	(2,473)	373
Restaurant food liability	(1,666)	(903)
Income tax payable	47	(38)
Accrued payroll	(1,618)	(3,389)
Accrued medical contingency	(53)	(218)
Other current liabilities	(3,054)	1,032
Other noncurrent liabilities	826	(102)
Net cash used in operating activities	(21,701)	(575)
Cash flows from investing activities:
Purchases of property and equipment	(224)	(717)
Internally developed software	(6,335)	(6,432)
Purchase of domain names	(27)	—
Acquisitions, net of cash acquired	—	(25,435)
Proceeds from sale of property and equipment	56	21
Net cash used in investing activities	(6,530)	(32,563)
Cash flows from financing activities:
Proceeds from issuance of stock	10,266	7,900
Payments on long-term loan	(20,000)	(14,472)
Borrowings under short-term loans for insurance financing	2,811	5,209
Payments on short-term loans for insurance financing	(4,729)	(5,605)
Payments on acquisition loans	—	(178)
Payments on finance lease obligation	(4)	—
Proceeds from exercise of stock options	—	12
Taxes paid related to net settlement on stock-based compensation	(106)	(932)
Net cash used in financing activities	(11,762)	(8,066)
Net change in cash	(39,993)	(41,204)
Cash, beginning of period	60,111	84,706
Cash, end of period	$20,118	$43,502
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,946	$3,385
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$16,949	$—
Stock issued as consideration in acquisition	—	13,724
Noncash impact of operating lease assets upon adoption	—	5,833
Noncash impact of operating lease liabilities upon adoption	—	6,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands, except share data)
(unaudited)

Three Months Ended September 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2022	163,448,742	$16	$515,624	$(458,022)	$57,618
Net loss	—	—	—	(73,462)	(73,462)
Vesting of restricted stock units	1,005,327	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(79)	—	(79)
Stock-based compensation	—	—	1,338	—	1,338
Stock issued for conversion of Notes	27,000,000	3	15,271	—	15,274
Issuance of common stock, net	14,966,669	1	3,145	—	3,146
Balances at September 30, 2022	206,420,738	$20	$535,299	$(531,484)	$3,835

Nine Months Ended September 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	146,094,300	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(162,349)	(162,349)
Vesting of restricted stock units	1,873,279	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(106)	—	(106)
Stock-based compensation	—	—	4,588	—	4,588
Stock issued for conversion of Notes	31,411,500	3	16,944	—	16,947
Issuance of common stock, net	27,041,659	2	10,264	—	10,266
Balances at September 30, 2022	206,420,738	$20	$535,299	$(531,484)	$3,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS

WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands, except share data)
(unaudited)

Three Months Ended September 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2021	116,701,277	$11	$466,192	$(373,259)	$92,944
Net income	—	—	—	12,250	12,250
Exercise of stock options and vesting of restricted stock units	667,207	1	3	—	4
Taxes paid related to net settlement on stock-based compensation	—	—	(115)	—	(115)
Stock-based compensation	—	—	1,635	—	1,635
Equity issued for asset acquisitions	2,564,103	—	3,179	—	3,179
Issuance of common stock	6,683,823	1	7,899	—	7,900
Balances at September 30, 2021	126,616,410	$13	$478,793	$(361,009)	$117,797

Nine Months Ended September 30, 2021
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	111,259,037	$11	$451,991	$(363,906)	$88,096
Net income	—	—	—	2,897	2,897
Exercise of stock options and vesting of restricted stock units	2,518,780	1	11	—	12
Taxes paid related to net settlement on stock-based compensation	—	—	(932)	—	(932)
Stock-based compensation	—	—	6,100	—	6,100
Equity issued for asset acquisitions	6,154,770	—	13,724	—	13,724
Issuance of common stock	6,683,823	1	7,899	—	7,900
Balances at September 30, 2021	126,616,410	$13	$478,793	$(361,009)	$117,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “Waitr,” “we,” “us” and “our”), operates an online ordering technology platform (the “Platform”), providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in cities across the United States. The Platform uses the “deliver anything ASAP” model making it easy for consumers to order food, alcohol, convenience, grocery, flowers, auto parts and more. The Platform also includes proprietary in-stadium mobile ordering technology, providing an enhanced fan experience at sports and entertainment venues. Additionally, Waitr facilitates access to third parties that provide payment processing solutions for restaurants and other merchants, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 5 – Business Combinations).
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
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM of the Company.
Our operations revolve around two primary areas of service: (i) delivery services, which include operations related to the Company’s technology platform for online ordering and delivery (“Delivery Services”), and (ii) third-party payment processing referral services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants (“Third-Party Payment Processing Referral Services”). Prior to the three months ended September 30, 2022, the Company concluded that we had one operating segment as the operations of Third-Party Payment Processing Referral Services were not material to the Company’s consolidated operations. The CODM monitored performance of the Company on a consolidated basis during such time, with financial data related to Third-Party Payment Processing Referral Services being reviewed primarily for purposes of monitoring the achievement of an earnout provision associated with the acquisition of the Cape Payment Companies (see Note 5 - Business Combinations).
During the three months ended September 30, 2022, as the Third-Party Payment Processing Referral Services area became more significant to the operations of the Company, primarily on a percentage of revenue basis, our CODM began to manage operations and assess the Company’s performance based on the operations of the Delivery Services and Third-Party Payment Processing Referral Services areas separately. We quantitatively and qualitatively reassessed our segment reporting and determined the Third-Party Payment Processing Referral Services Segment is material to the group and now

TABLE_CONTENTS
have two operating segments. See Note 15 – Segment Information for additional information on the Company’s segments and Note 4 - Revenue for additional information on revenue derived by segments.
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
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2022. There have been no material changes to our significant accounting policies described in the 2021 Form 10-K.
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

TABLE_CONTENTS
ASU 2020-06 was effective for and adopted by the Company on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s disclosures or consolidated financial statements.
Pending Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023. The Company does not expect ASU 2021-08 will have a material impact on the Company’s disclosures or consolidated financial statements.
3. Going Concern
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company has had recurring losses from operations and declines in cash positions. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $531,484 as of September 30, 2022. The Company has had a trend of negative cash flow from operations during each quarter of 2022. For the nine months ended September 30, 2022, the Company had negative cash flow from operations of $21,701. Additionally, the Company’s cash position was impacted by the utilization of $20,000 in cash to pay down debt in May 2022. The Company’s cash position has declined from $60,111 at December 31, 2021 to $20,118 as of September 30, 2022. In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve revenue and its cash position, including a comprehensive rebranding, consolidation of the Company’s technology platforms into a single application and cost reductions. The initiatives include (i) collaborations with convenience stores, (ii) delivery from retailers in a variety of industries, (iii) the entry into new markets, (iv) the development of a proprietary stadium ordering application and (v) the entry into sponsorship agreements to serve as the exclusive mobile ordering platform at certain stadiums and arenas. Additionally, management evaluated its existing cost structure and implemented cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management also plans to raise additional capital through equity raises, including under the ATM Program (see Note 13 – Stockholders’ Equity).
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period. Additionally, we may be unable to raise additional equity capital or enter into any financing arrangements when needed on favorable terms or at all. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the twelve-month period following the date the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset

TABLE_CONTENTS
amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.
4. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Delivery Services Segment:
Delivery Transaction Fees	$21,806	$41,411	$81,138	$140,138
Other revenue	491	1,028	2,077	2,398
Total Delivery Services Segment	22,297	42,439	83,215	142,536
Third-Party Payment Processing Referral Services Segment(1)	2,844	1,009	8,137	1,009
Total Revenue	$25,141	$43,448	$91,352	$143,545
(1) Amounts for the three and nine months ended September 30, 2021 include revenue from the Cape Payment Companies beginning on the acquisition date of August 25, 2021, through September 30, 2021.

Revenue from Contracts with Customers
Delivery Services Segment
The Delivery Services Segment includes operations related to the Company’s technology platform for online ordering and delivery. While food ordering and delivery is the primary component of the Delivery Services Segment, the Company recently added online ordering and delivery of various other products such as flowers, auto parts, alcohol and luxury goods. The Company generates revenue (“Delivery Transaction Fees”) in the Delivery Services Segment primarily when diners or customers place an order on the Platform.
Delivery Transaction Fees represent the revenue recognized from the Company’s obligation to process orders on the Platform. The performance obligation is satisfied when the Company successfully processes an order placed on the Platform and the restaurant receives the order at their location. The obligation to process orders on the Platform represents a series of distinct performance obligations satisfied over time that the Company combines into a single performance obligation. Consistent with the recognition objective in ASC 606, Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. As an agent of the restaurant in the transaction, the Company recognizes Delivery Transaction Fees earned from the restaurant on the Platform on a net basis. Delivery Transaction Fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the restaurant have the ability to unilaterally terminate the contract by providing notice of termination.
In addition to Delivery Transaction Fees, revenue in the Delivery Services Segment includes other revenue sources such as paid placement revenue for prominent positioning of a restaurant on the Platform and revenue related to fees received for the early distribution of earnings to independent contractor drivers.
Third-Party Payment Processing Referral Services Segment
The Company generates revenue from Third-Party Payment Processing Referral Services by facilitating access to third-party payment processing solution providers. Revenue from such services primarily consists of residual payments received from third-party payment processing solution providers, based on the volume of transactions a payment processing solution provider performs for the merchant. The Company also occasionally receives a bonus up-front fee from third-party payment processing solution providers, paid at the time of a merchant’s initial transaction with a payment processing solution provider, based on a price specified in the agreement between the merchant and the payment processing solution provider.

TABLE_CONTENTS
Third-party payment processing referral fees represent revenue recognized from the Company’s offering of referral services, connecting a merchant with a third-party payment processing service. The Company’s performance obligation in its contracts with payment processors is for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the number of transactions submitted by the merchant and processed by the payment processor. Accordingly, the total transaction price is variable. The performance obligation is satisfied when the third-party payment processor finalizes the processing of a transaction through the payment system and transaction volume is available from the payment processor to the Company. Consistent with the recognition objective in ASC 606, the variable consideration due to the Company for serving as the facilitator of the arrangement between the third-party payment processor and merchant is recognized on a daily basis. The Company is the agent in these arrangements as it establishes the relationship between the third-party payment processor and merchant, and thus, recognizes revenue on a net basis. The third-party payment processor is considered the customer of the Company as no direct contract exists between the merchant and the Company.
Accounts Receivable
The Company records a receivable when it has an unconditional right to the consideration. See Note 6 – Accounts Receivable, Net for additional details on the Company’s accounts receivable.
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
Deferred costs related to obtaining contracts with restaurants were $3,142 and $2,968 as of September 30, 2022 and December 31, 2021, respectively, out of which $986 and $818, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $234 and $192 for the three months ended September 30, 2022 and 2021, respectively, and $663 and $514 for the nine months ended September 30, 2022 and 2021, respectively.
Costs to Fulfill a Contract with a Customer
The Company also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that certain costs related to onboarding restaurants onto the Platform meet the capitalization criteria under ASC Topic 340-40, Other Assets and Deferred Costs. Costs related to these implementation activities are deferred and then amortized to operations and support expense on a straight-line basis over the period of benefit, which the Company has determined to be five years.
Deferred costs related to fulfilling contracts with restaurants were $1,844 and $1,385 as of September 30, 2022 and December 31, 2021, respectively, out of which $504 and $352, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $121 and $71 for the three months ended September 30, 2022 and 2021, respectively, and $325 and $172 for the nine months ended September 30, 2022 and 2021, respectively.
5. Business Combinations
2021 Acquisitions
Cape Payment Acquisition
On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) (the “Cape Payment Acquisition”). The Cape Payment Companies facilitate merchant access to third-party payment processing solution providers and receive residual payments from the payment providers. The purchase price for the Cape Payment Companies consisted of $12,032 in cash and an aggregate of 2,564,103 shares of the Company’s common stock valued at $1.24 per share (the closing price of the Company’s common stock on August 24, 2021). The Cape Payment Acquisition included an earnout provision which provided for a one-time payment to the sellers if the Cape

TABLE_CONTENTS
Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. As of September 30, 2022 and December 31, 2021, the earnout provision was valued at $1,388 and $1,939, respectively (see Note 14 - Fair Value Measurements).
The Cape Payment Acquisition was considered a business combination in accordance with ASC 805 and was accounted for using the acquisition method. The results of operations of the Cape Payment Companies are included in our condensed consolidated financial statements beginning on the acquisition date, August 25, 2021, and were immaterial at such time. Pro forma results were also deemed immaterial to the Company.
During the three months ended September 30, 2022, our operations related to the business acquired from the Cape Payment Companies became more significant to the operations of the Company. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 15 - Segment Information for additional details.
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
The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805 and was accounted for using the acquisition method. The results of operations of Delivery Dudes are included in our unaudited condensed consolidated financial statements beginning on the acquisition date, March 11, 2021.
Additional Information
Included in general and administrative expenses in the consolidated statement of operations in certain periods are direct and incremental costs, consisting of legal and professional fees, related to business combinations and asset acquisitions. During the three and nine months ended September 30, 2021, the Company incurred direct and incremental costs of $171 and $840, respectively, related to the Delivery Dudes Acquisition.
Pro-Forma Financial Information
The supplemental condensed consolidated results of the Company for the nine months ended September 30, 2021 on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2021 are included in the table below (in thousands).

Nine months ended September 30, 2021

Net revenue	$146,021
Net income	$3,261
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

TABLE_CONTENTS
6. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Credit card receivables	$1,159	$1,354
Residual commissions receivable	1,445	1,342
Receivables from restaurants and customers	778	660
Accounts receivable	3,382	3,356
Less: allowance for doubtful accounts and chargebacks	(280)	(329)
Accounts receivable, net	$3,102	$3,027
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
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following (in thousands):

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$42,021	$(14,017)	$(11,779)	$16,225
Trademarks/Trade name/Patents	6,549	(5,948)	—	601
Customer Relationships	96,510	(17,549)	(57,378)	21,583
Total intangible assets subject to amortization	145,080	(37,514)	(69,157)	38,409
Trademarks, not subject to amortization	3,038	—	—	3,038
Total	$148,118	$(37,514)	$(69,157)	$41,447

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$35,686	$(9,632)	$(11,779)	$14,275
Trademarks/Trade name/Patents	6,549	(5,585)	—	964
Customer Relationships	96,510	(14,256)	(57,378)	24,876
Total intangible assets subject to amortization	138,745	(29,473)	(69,157)	40,115
Trademarks, not subject to amortization	3,011	—	—	3,011
Total	$141,756	$(29,473)	$(69,157)	$43,126
During the nine months ended September 30, 2022, the Company capitalized approximately $6,335 of software costs related to the development of the Platform.

TABLE_CONTENTS
See “Impairments” below for details of impairment testing for intangible assets during the nine months ended September 30, 2022. The Company recorded amortization expense of $3,091 and $2,354 for the three months ended September 30, 2022 and 2021, respectively, and $8,041 and $6,419 for the nine months ended September 30, 2022 and 2021, respectively. Estimated future amortization expense of intangible assets subject to amortization as of September 30, 2022 is as follows (in thousands):

Amortization
The remainder of 2022	$1,948
2023	11,871
2024	10,006
2025	7,420
2026	3,469
Thereafter	3,695
Total future amortization	$38,409
Goodwill
Prior to the three months ended September 30, 2022, we concluded that we had one reporting unit for purposes of goodwill impairment testing. During the three months ended September 30, 2022, we quantitatively and qualitatively reassessed our segment reporting and determined the Third-Party Payment Processing Referral Services Segment is material to the group and now have two reporting units for purposes of goodwill impairment testing. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.
The following table presents changes in the carrying value of goodwill for the Company’s single reporting unit prior to the allocation of goodwill to segments (in thousands). See “Impairments” below for a discussion of goodwill impairment testing for the reporting unit.

Balance as of December 31, 2021	$130,624
March 15, 2022 impairment	(67,190)
Balance prior to segment allocation	63,434
September 30, 2022 impairment	(51,991)
Remaining goodwill to be allocated to segments	$11,443
During the three months ended September 30, 2022, the Company reallocated its goodwill from a single reporting unit to the Delivery Services Segment and the Third-Party Payment Processing Referral Services Segment based on a relative fair value analysis using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill for the Company’s segments (in thousands). See “Impairments” below for a discussion of goodwill impairment for the segments.

	Delivery Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Goodwill allocation to segments	$1,907	$9,536	$11,443
September 30, 2022 impairment	(1,907)	—	(1,907)
Balance as of September 30, 2022	$—	$9,536	$9,536
Impairments
The Company has historically conducted its goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist. The Company conducts the impairment test in accordance with FASB ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) for the reporting unit’s goodwill.

TABLE_CONTENTS
ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. If indicators are present, the Company proceeds to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. ASC 350 requires goodwill and other indefinite lived assets to be tested for impairment at the reporting unit level. See the discussion below of impairment testing conducted as of March 15, 2022 and September 30, 2022. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods.
March 15, 2022 Impairment Analysis
As a result of a significant decline in the Company’s share price and market capitalization in mid-March 2022, as well as other macroeconomic and industry related conditions during the first quarter of 2022, the Company conducted an impairment test as of the valuation date of March 15, 2022. For purposes of testing for goodwill impairment, the Company had one reporting unit at such time. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting unit for purposes of impairment testing under ASC 360 and ASC 350.
Given the results of the qualitative assessment and indications of possible impairment, the Company proceeded to Step 2 to determine whether an impairment loss should be recognized. The Company’s primary long-lived assets, customer relationships and developed technology, were tested for impairment under the guidance in ASC 360. The undiscounted cash flows for the long-lived assets were above the carrying amounts and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of March 15, 2022. The customer relationships intangible asset and developed technology assets were valued using an undiscounted cash flow model. The analysis for each of the long-lived assets represents a Level 3 measurement as it was based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.
For ASC 350 testing purposes, the Company compared the fair value of the reporting unit with its carrying amount. The fair value of the reporting unit was estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the similar transactions method and guideline public company method. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs and capital expenditures), discount rate, long-term growth rate and tax rates for the reporting unit under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach. As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $67,190 during the three months ended March 31, 2022 to write down the carrying value of goodwill to its implied fair value. There was no goodwill impairment charge recognized during the three months ended June 30, 2022.
September 30, 2022 Impairment Analysis
As a result of continued declines in the Company’s share price and market capitalization during the second and third quarters of 2022, the Company conducted an additional impairment test as of the valuation date of September 30, 2022. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting units for purposes of impairment testing under ASC 360 and ASC 350.
Impairment Analysis on Single Reporting Unit Prior to Allocation of Goodwill to Segments
Given the results of the qualitative assessment and indications of possible impairment, the Company proceeded to Step 2 to determine whether an impairment loss should be recognized for the single reporting unit prior to the allocation of goodwill to segments. The Company’s primary long-lived assets, customer relationships and developed technology, were tested for impairment under the guidance in ASC 360. The undiscounted cash flows for the long-lived assets were above the carrying amounts and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of September 30, 2022. The customer relationships intangible asset and developed technology assets were valued using methods in a manner similar to the March 15, 2022 impairment analysis, and represent Level 3 measurements as both were based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.

TABLE_CONTENTS
For ASC 350 testing purposes, the Company estimated the fair value of the single reporting unit giving consideration to the Income Approach and the Market Approach in a manner similar to the March 15, 2022 impairment analysis discussed above. As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $51,991 during the three months ended September 30, 2022 to write down the carrying value of goodwill in the reporting unit to its implied fair value.
Impairment Analysis on Segments
In conjunction with the reallocation of goodwill, the Company tested the goodwill at its Delivery Services Segment and Third-Party Payment Processing Referral Services Segment as of September 30, 2022.
The Company’s long-lived assets in each of the segments, including customer relationships and developed technology, were tested for impairment under the guidance in ASC 360. The undiscounted cash flows for the long-lived assets were above the carrying amounts for each segment and the Company determined that the long-lived asset groups were recoverable, and no impairment existed as of September 30, 2022. The customer relationships intangible assets and developed technology assets were valued using methods in a manner similar to the March 15, 2022 impairment analysis discussed above, and represent Level 3 measurements as both were based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation.
For ASC 350 testing purposes, the Company estimated the fair value of the Delivery Services Segment and the Third-Party Payment Processing Referral Services Segment giving consideration to the Income Approach and the Market Approach in a manner similar to the March 15, 2022 impairment analysis discussed above. The impairment assessment indicated that the fair value of the Third-Party Payment Processing Referral Services Segment exceeded its carrying value, and therefore did not result in a goodwill impairment. The fair value of the Delivery Services Segment was less than its carrying value, and as a result, the Company recognized a non-cash pre-tax impairment loss of $1,907 during the three months ended September 30, 2022 to write down the carrying value of goodwill in the Delivery Services Segment to its implied fair value.
The non-cash impairment losses discussed above are included in the unaudited condensed consolidated statement of operations under the caption “goodwill impairment” and totaled $53,898 and $121,088 for the three and nine months ended September 30, 2022, respectively.
8. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued insurance expenses	$6,125	$3,932
Accrued estimated workers’ compensation expenses	305	644
Accrued medical contingency	366	370
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	121	175
Accrued cash incentives	160	3,130
Other accrued expenses	3,151	3,685
Contingent consideration liability	1,388	—
Unclaimed property	2,710	2,372
Other current liabilities	2,907	3,751
Total other current liabilities	$18,483	$19,309

TABLE_CONTENTS
9. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2021 through 3Q22	Effective Interest Rate at September 30, 2022	Maturity	September 30, 2022	December 31, 2021
Term Loan	5.125% - 7.125%	13.51%	May 2024	$15,280	$35,007
Notes	4.0% - 6.0%	6.37%	May 2024	42,339	49,504
				$57,619	$84,511
Less: unamortized debt issuance costs on Term Loan				(1,433)	(2,099)
Less: unamortized debt issuance costs on Notes				(245)	(435)
Long term debt - related party				$55,941	$81,977

Short-term loans for insurance financing	3.99% - 4.85%	n/a	August 2022 - March 2023	1,224	3,142
Total outstanding debt				$57,165	$85,119
Interest expense related to the Company’s outstanding debt totaled $1,198 and $1,751 for the three months ended September 30, 2022 and 2021, respectively, and $4,363 and $5,333 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 17 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which are exercisable for 624,989 shares of the Company’s common stock at September 30, 2022 (see Note 13 – Stockholders’ Equity). See Amendments to Loan Agreements below for additional details on the Term Loan and Credit Agreement.
Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Company elected to pay the interest payment of $273 due on September 30, 2022 in-kind, resulting in such amount being added to the principal balance of the Term Loan. The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default.
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of September 30, 2022 and December 31, 2021 totaled $42,094 and $49,069, respectively. See Amendments to Loan Agreements and Conversion Agreements below for additional details on the Notes.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due can be paid-in-kind. Interest paid-in-kind is added to the aggregate principal balance. The Company elected to pay one-half of the $669 interest payment due on September 30, 2022 in-kind, resulting in

TABLE_CONTENTS
approximately $335 being added to the principal balance of the Notes. Interest expense related to the Notes was comprised of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$669	$666	$2,157	$1,662
Amortization of debt discount	37	147	138	735
	$706	$813	$2,295	$2,397
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $8.00 per share at September 30, 2022, subject to certain “blocker” limitations limiting the amount of shares into which the Notes can be converted.
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
Amendments to Loan Agreements
On May 9, 2022, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “May 9, 2022 Amended Loan Agreements”). The May 9, 2022 Amended Loan Agreements provide, among other things, (i) that going forward on a quarterly basis, 50% of the proceeds of any at-the-market public common stock issuances by the Company will be applied to the prepayment of the Term Loan and (ii) a six-month extension of the maturity date of the Credit Agreement and Convertible Notes Agreement until May 15, 2024. Additionally, pursuant to the amendment to the Credit Agreement, the Company made a $20,000 prepayment on the Term Loan on May 9, 2022. See Note 18 - Subsequent Events for details on a Term Loan prepayment made in October 2022.
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
Conversion Agreements
On May 13, 2022, the Company entered into a conversion agreement (the “May 2022 Conversion Agreement”), pursuant to which the lenders under the Convertible Notes Agreement were permitted to convert $750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 5,882 shares of Company common stock per one thousand dollars of principal amount of the Notes (calculated based on a per share price of $0.17 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes.
On July 22, 2022, the Company entered into a conversion agreement (the “July 2022 Conversion Agreement”), pursuant to which the lenders under the Convertible Notes Agreement were permitted to convert $6,750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 4,000 shares of Company common stock per one thousand dollars of principal amount of the Notes (calculated based on a per share price of $0.25 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes.

TABLE_CONTENTS
Accordingly, pursuant to the May 2022 Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 4,411,500 shares of Company common stock during the three months ended June 30, 2022, and pursuant to the July 2022 Conversion Agreement, the Luxor Entities converted $6,750 principal amount of the Notes into 27,000,000 shares of Company common stock during the three months ended September 30, 2022 (see Note 13 - Stockholders’ Equity).
In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the fair value of the securities transferred in the induced conversion over the fair value of securities issuable pursuant to the original conversion terms is recognized as induced conversion expense. Accordingly, (i) upon the induced conversion related to the May 2022 Conversion Agreement, the Company recognized $930 of expense with a corresponding entry to equity of $1,673 and a net reduction of the Notes of $743, consisting of the $750 of principal, net of related discount, and (ii) upon the induced conversion related to the July 2022 Conversion Agreement, the Company recognized $8,569 of expense with a corresponding entry to equity of $15,275 and a net reduction of the Notes of $6,706, consisting of the $6,750 of principal, net of related discount.
Induced conversion expense is included in other expense in the unaudited condensed consolidated statement of operations and totaled $8,569 and $9,499 for the three and nine months ended September 30, 2022, respectively.
Short-Term Loans
The Company has outstanding short-term loans as of September 30, 2022 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
10. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $14 and $25 for the three months ended September 30, 2022 and 2021, respectively, and $47 and $82 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2022 and December 31, 2021 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
During 2020, the Company was permitted to defer payment of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The Company did not defer any payroll taxes after December 31, 2020. As of September 30, 2022, the Company has $667 of employer payroll tax deferrals outstanding, all of which will be paid in 2022. This amount is reflected in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.
11. Commitments and Contingent Liabilities
Sponsorship Agreement
On July 23, 2022 (the “Effective Date”), the Company entered into a multi-year sponsorship agreement (the “MetLife Sponsorship Agreement”) with New Meadowlands Stadium Company, LLC (“NMSC”), pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium. Pursuant to the MetLife Sponsorship Agreement, NMSC agrees to provide the Company with certain promotions, programs and benefits throughout each Contract Year of the agreement. The term “Contract Year” under the MetLife Sponsorship Agreement refers to each year of the agreement with the first Contract Year beginning on the Effective Date and ending on March 31, 2023, and each subsequent Contract Year beginning on April 1 and ending on the last day of the following March. The term of the MetLife Sponsorship Agreement is five Contract Years and will expire on March 31, 2027. The MetLife Sponsorship Agreement provides for customary representations, warranties, and indemnification from the parties.
In connection with the MetLife Sponsorship Agreement, the Company has committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period on a straight-line basis. The sponsorship fees are generally payable in quarterly installments and include the following amounts by Contract Year: $1,650 in year one, $1,732 in year two, $1,820 in year three, $1,920 in year four and $2,006 in year five.

TABLE_CONTENTS
Included in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022, is $413 of sales and marketing expense related to the MetLife Sponsorship Agreement.
Workers Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of September 30, 2022 and December 31, 2021, $6,360 and $4,305, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve and $4,700 legal settlement are included in other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. This proposed settlement in principle was subject to District Court approval and entry into a settlement agreement between the parties, and contemplated a total potential settlement fund of $2,500 of Company shares of common stock. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2022.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who issued her Report and Recommendation to the District Court Judge that the motion be granted in all respects. On August 10, 2022, the Court ruled in favor of the Company and its former officers and directors on all claims and dismissed the case with prejudice. The deadline for appeal has passed with no action from plaintiffs; the judgment dismissing the case with prejudice is now final.

TABLE_CONTENTS
In October, 2017, the Company was named as a defendant in the matter of Michael Boone and Jennifer Walters, individually and on behalf of their minor child Grace Boone, vs. Waitr Inc., pending in the 22nd Judicial District Court for the Parish of St. Tammany, State of Louisiana. The action arises from a pedestrian/vehicle collision that occurred in November 2016, and the alleged substantial damages as a result thereof. This matter was not resolved through mediation. A trial date has not been set and discovery is ongoing. The Company intends to vigorously defend this lawsuit.
In May 2020, the Company was named as a defendant in Mary Ritchey, Individually and as Conservator for A.M., a minor, vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0722 LWC, and Robert P. McPherson vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0764 LWC, consolidated and which is currently pending in the Circuit Court of the First Circuit, State of Hawaii. This action is a result of an automobile accident that occurred in October 2018 involving an employee of a Company subsidiary and the alleged substantial injuries and damages as a result thereof. Discovery is ongoing, as well as the motion practice. Trial is currently set for 2023. The Company intends to vigorously defend this lawsuit.
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
12. Stock-Based Awards and Cash-Based Awards
In June 2021, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of September 30, 2022, there were 5,903,757 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $1,338 and $1,635 for the three months ended September 30, 2022 and 2021, respectively, and $4,588 and $6,100 for the nine months ended September 30, 2022 and 2021, respectively.
Stock-Based Awards
Stock Options
During the nine months ended September 30, 2021, 500,000 stock options were granted under the 2018 Incentive Plan and were subsequently forfeited during such period. There were no grants of stock options during the nine months ended September 30, 2022. The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. As of March 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $258 for the three months ended September 30, 2021, and $13 and $950 for the nine months ended September 30, 2022 and 2021, respectively.

TABLE_CONTENTS
The stock option activity under the Company’s incentive plans during the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	9,656,928	$0.39	$0.28	9,753,257	$0.43	$0.33
Granted	—	—	—	500,000	2.78	2.19
Exercised	—	—	—	(12,012)	0.92	4.36
Forfeited	(26,911)	3.30	4.44	(524,830)	2.95	2.32
Expired	—	—	—	(34,151)	7.19	5.10
Balance, end of period	9,630,017	$0.38	$0.27	9,682,264	$0.39	$0.29
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	9,630,017	9,630,017	9,656,928	4,870,026
Weighted-average remaining contractual term (years)	2.28	2.28	3.03	3.06
Weighted-average exercise price	$0.38	$0.38	$0.39	$0.40
Aggregate Intrinsic Value (in thousands)	$—	$—	$3,543	$1,773
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the nine months ended September 30, 2022. The aggregate intrinsic value of awards exercised during the three and nine months ended September 30, 2021 was $1 and $21, respectively.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of September 30, 2022, there were 3,134,325 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

TABLE_CONTENTS
Awards with Time-Based Vesting
During the nine months ended September 30, 2022, 8,790,000 RSUs with time-based vesting were granted pursuant to the 2018 Incentive Plan (with an aggregate grant fair value of value of $3,545). The RSUs generally vest over three years in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control.
The Company recognized compensation expense for restricted stock of $1,338 and $1,377 during the three months ended September 30, 2022 and 2021, respectively, and $4,575 and $5,150 during the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of September 30, 2022 totaled $12,055, with a weighted average remaining vesting period of approximately 2.3 years. The total fair value of restricted shares that vested during the three months ended September 30, 2022 and 2021 was $323 and $1,219, respectively, and $544 and $6,605 during the nine months ended September 30, 2022 and 2021, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	8,614,746	$2.15	2.50	4,558,603	$2.23	1.71
Granted	8,790,000	0.40		7,885,960	2.12
Shares vested	(2,280,232)	1.96		(2,840,230)	2.22
Forfeitures	(1,679,505)	1.09		(671,592)	2.25
Nonvested, end of period	13,445,009	$1.17	2.29	8,932,741	$2.13	2.68
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
13. Stockholders’ Equity
Common Stock
At September 30, 2022 and December 31, 2021, there were 249,000,000 shares of common stock authorized and 206,420,738 and 146,094,300 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of September 30, 2022 or December 31, 2021. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In November 2021, the Company entered into a third amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from

TABLE_CONTENTS
time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000, through Jefferies LLC (“Jefferies”) as its sales agent. There were no sales of common stock pursuant to the third amended and restated open market sale agreement after April 12, 2022. In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to the ATM Program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000. The issuance and sale of shares by the Company under the open market sales agreements were made pursuant to the Company’s effective registration statements on Form S-3. Details of sales pursuant to the ATM Program are included in the table below. See Note 18 - Subsequent Events for additional details on the August 2022 ATM Program.

	Sales during nine months ended September 30, 2022
	November 2021 ATM Program	August 2022 ATM Program	Total
Total shares sold	12,074,990	14,966,669	27,041,659
Average sales price per share	$0.60	$0.22	$0.39
Gross proceeds (in thousands)	$7,211	$3,225	$10,436
Net proceeds (in thousands)	$7,120	$3,146	$10,266
Preferred Stock
At September 30, 2022 and December 31, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of September 30, 2022 or December 31, 2021.
Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $8.00 per share. See Note 9 – Debt for additional information regarding the Notes.
Pursuant to the May 2022 Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 4,411,500 shares of Company common stock during the three months ended June 30, 2022, calculated based on a per share price of $0.17, notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. In connection with the conversion, the Company recognized $930 of induced conversion expense (see Note 9 - Debt).
Pursuant to the July 2022 Conversion Agreement, the Luxor Entities converted $6,750 principal amount of the Notes into 27,000,000 shares of Company common stock during the three months ended September 30, 2022, calculated based on a per share price of $0.25, notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. In connection with the conversion, the Company recognized $8,569 of induced conversion expense (see Note 9 - Debt).
Warrants
In November 2018, the Company issued to Luxor Capital warrants which are exercisable for 624,989 shares of the Company’s common stock at September 30, 2022, with an exercise price of $8.00 per share (the “Debt Warrants”). The Debt Warrants expire on November 15, 2022 and include customary anti-dilution protection, including broad-based weighted average adjustments for certain issuances of additional shares. Additionally, holders of the Debt Warrants have customary registration rights with respect to the shares underlying the Debt Warrants.
14. Fair Value Measurements
Medical Contingency
Included in other income in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 is $16,715 related to the change in estimate of a medical contingency (the “Medical Contingency”). The death of the individual in August 2021 associated with the Medical Contingency was new information the Company deemed a change in accounting estimate for the total liability.

TABLE_CONTENTS
The estimated loss exposure for the Medical Contingency as of December 31, 2021 was measured at fair value on a recurring basis and reflected the liability for unpaid medical expenses and dependent death benefits, totaling $423. The analysis used in the measurement of the reserve for the Medical Contingency reflected the Company’s assumptions regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and was a Level 3 measurement. These inputs required significant judgments and estimates at the time of the valuation.
At March 31, 2022, management no longer deemed the Medical Contingency a liability requiring fair value measurement estimation as the remaining liability at such time consisted entirely of discrete costs related to certain unpaid medical expenses. Accordingly, the Medical Contingency was transferred out the Level 3 fair value hierarchy.
Contingent Consideration
The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Contingent consideration relates to the earnout provision in the Company’s acquisition of the Cape Payment Companies in August 2021 and the future contingent payment based on the achievement of certain revenue targets (see Note 5 – Business Combinations). The contingent consideration liability was valued at $1,939 at December 31, 2021 and is included in other non-current liabilities on the condensed consolidated balance sheet. As of September 30, 2022, the contingent consideration liability is valued at $1,388 and is included in other current liabilities on the condensed consolidated balance sheet.
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
Summary by Fair Value Hierarchy
The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$1,388	$1,388
Total liabilities measured and recorded at fair value	$—	$—	$1,388	$1,388

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,939	1,939
Total liabilities measured and recorded at fair value	$—	$—	$2,362	$2,362
The Company had no assets required to be measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.

TABLE_CONTENTS
Adjustments to the fair value of the accrued Medical Contingency were recognized in other income on the condensed consolidated statement of operations. The following table presents a reconciliation of the accrued Medical Contingency liability which was classified as a Level 3 financial instrument prior to March 31, 2022 (in thousands):

	Medical Contingency
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$—	$17,182	$423	$17,435
Increases/additions	—	—	—	84
Reductions/settlements	—	(16,759)	(53)	(17,096)
Transfers out of Level 3	—	—	(370)	—
Balance, end of the period	$—	$423	$—	$423
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period are recognized in income (loss) from operations in the condensed consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the three and nine months ended September 30, 2022 (in thousands):

	Contingent Consideration
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance, beginning of the period	$2,043	$1,939
Additions	—	—
Decrease in fair value	(655)	(551)
Reductions/settlements	—	—
Balance, end of the period	$1,388	$1,388
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions (see Note 5 – Business Combinations). Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 7 – Intangible Assets and Goodwill, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at March 15, 2022 and August 31, 2022. Additionally, in connection with the induced conversion of the Notes during the three months ended June 30, 2022 and the three months ended September 30, 2022, the Company applied fair value concepts. See Note 9 - Debt for further discussion.
15. Segment Information
As of September 30, 2022, the Company operates through two reportable operating segments based on two primary areas of service: (i) Delivery Services, which include operations related to the Company’s technology platform for online ordering and delivery, and (ii) Third-Party Payment Processing Referral Services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants. For additional information about how our reportable segments derive revenue, refer to Note 4 – Revenue.
The accounting policies of the operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. There are no internal revenue transactions between our reportable segments.
The CODM evaluates segment performance primarily based on segment adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: operations and support, sales and marketing, research and development, general and administrative and certain non-operating expenses associated with our segments. Excluded from segment adjusted EBITDA are non-cash items and other items that do not reflect our core operations. The following table

TABLE_CONTENTS
presents information about our segments, with a reconciliation of total segments adjusted EBITDA to income (loss) from operations of the consolidated Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segments adjusted EBITDA:
Delivery Services Segment	$(4,737)	$2,758	$(10,366)	$13,554
Third-Party Payment Processing Referral Services Segment	67	310	294	310
Total segments adjusted EBITDA	(4,670)	3,068	(10,072)	13,864
Reconciling items:
Interest expense	(1,198)	(1,751)	(4,363)	(5,333)
Income taxes	(14)	(25)	(47)	(82)
Depreciation and amortization expense	(3,599)	(3,070)	(9,664)	(8,952)
Goodwill impairment	(53,898)	—	(121,088)	—
Stock-based compensation expense	(1,338)	(1,635)	(4,588)	(6,100)
(Gain) loss on disposal of assets	(55)	(11)	33	(170)
Intangible and other asset impairments	—	(186)	—	(186)
Induced conversion expense related to Notes	(8,569)	—	(9,499)	—
Change in fair value of contingent consideration liability	655	—	551	—
Medical contingency change in estimate	—	16,715	—	16,715
Transaction related expenditures and other non-recurring adjustments	(776)	(855)	(2,812)	(2,159)
Accrued legal contingency and reserve	—	—	(800)	(4,700)
Net income (loss) from continuing operations	$(73,462)	$12,250	$(162,349)	$2,897

16. Earnings (Loss) Per Share Attributable to Common Stockholders
The calculation of basic and diluted earnings (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands, except share and per share data):

TABLE_CONTENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(73,462)	$12,250	$(162,349)	$2,897
Weighted average number of shares outstanding	183,766,396	119,823,181	166,086,439	115,961,454
Basic earnings (loss) per common share	$(0.40)	$0.10	$(0.98)	$0.02

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders - diluted	$(73,462)	$12,250	$(162,349)	$2,897
Weighted average number of shares outstanding	183,766,396	119,823,181	166,086,439	115,961,454
Effect of dilutive securities:
Stock options	—	6,733,754	—	7,604,969
Restricted stock units	—	3,610,361	—	4,713,397
Warrants	—	—	—	—
Weighted average diluted shares	183,766,396	130,167,296	166,086,439	128,279,820
Diluted earnings (loss) per common share	$(0.40)	$0.09	$(0.98)	$0.02
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 9 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of the respective periods, the Notes were convertible into 5,292,316 and 4,737,237 shares, respectively, of the Company’s common stock at September 30, 2022 and 2021. During the three and nine months ended September 30, 2021, the Company’s weighted average common stock price was below the Notes conversion price for such periods. Accordingly, the shares were not considered in the dilutive earnings per share calculation. For the three and nine months ended September 30, 2022, the shares were excluded from the fully diluted calculations because the Company had net losses for such periods and the effect on net loss per common share would have been anti-dilutive.
Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Antidilutive shares underlying stock-based awards:
Stock options	9,630,017	19,800	9,630,017	19,800
Restricted stock units	16,579,334	6,838,412	16,579,334	6,838,412
Debt Warrants (see Note 13 - Stockholders’ Equity)	624,989	497,507	624,989	497,507
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

TABLE_CONTENTS
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into the May 2022 Conversion Agreement, and on July 22, 2022, the Company entered into the July 2022 Conversion Agreement, with respect to the Convertible Notes Agreement.
Pursuant to the May 9, 2022 amendment to the Credit Agreement, the Company made a $20,000 prepayment on the Term Loan on such date.
Jonathan Green, a board member of the Company, is a partner at Luxor Capital. See Note 9 - Debt for additional details on related-party debt.
Other Transactions with Related Parties
As of September 30, 2022, we had over 30,000 restaurants on our Platform, some of which are affiliated with one current and one prior member of our board of directors (the “Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $60 and $147 during the three months ended September 30, 2022 and September 30, 2021, respectively, and $237 and $610 during the nine months ended September 30, 2022 and 2021, respectively, from such restaurants that are affiliated with those current and prior members of our Board. Such restaurants enter into customary master service agreements with the Company, which are generally consistent with the other national partner agreements.
18. Subsequent Events
August 2022 ATM Program
In October 2022, the Company sold 1,378,498 shares of common stock pursuant to the August 2022 ATM for net proceeds of $206. As of November 9, 2022, $46,566 remained unsold under the August 2022 ATM.
Pursuant to a provision in the May 2022 amended loan agreement, the Company made a $1,676 prepayment on the Term Loan on October 5, 2022, representing 50% of the net proceeds received by the Company for sales under the August 2022 ATM. As of November 9, 2022, the outstanding principal amount of the Term Loan totaled $13,604.
Reverse Stock Split
On October 20, 2022, the Company reconvened its special meeting of stockholders, whereby the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split, within a set range, without reducing the authorized number of shares of Company common stock, if and when determined by the Board in its sole discretion. The Board has since exercised such discretion and adopted resolutions on November 2, 2022 approving a reverse stock split at a ratio of 1:20 (the “Reverse Stock Split”). It is expected that the Reverse Stock Split will occur on or prior to 11:59 p.m. Eastern Time on November 21, 2022.
Amended Loan Agreements
On November 8, 2022, ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, the lenders party thereto and Luxor Capital entered into an amendment to the Credit Agreement (the “November 2022 Amended Credit Agreement”) and the Company, the lenders party thereto and Luxor Capital entered into an amendment to the Convertible Notes Agreement (the “November 2022 Amended Convertible Notes Agreement”).
Pursuant to the November 2022 Amended Credit Agreement, commencing with the fiscal quarter ending December 31, 2022, the portion of the proceeds of any ATM public common stock issuances to be applied to the prepayment of the Term Loan under the Credit Agreement increases from 50% to 60%. The November 2022 Amended Convertible Notes Agreement includes (i) a reduction of the interest rate under the Convertible Notes Agreement from 6% to 4.5% per annum and (ii) an adjustment of the portion of an interest payment that can be paid in-kind, if elected by the Company, from 50% to approximately 33%. Additionally, pursuant to the November 2022 Amended Convertible Notes Agreement, subsequent to the payment in full of the Term Loan outstanding under the Credit Agreement, the portion of the proceeds of any future ATM public common stock issuances to be applied to the prepayment of the Notes under the Convertible Notes Agreement increases from 50% to 60%.

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
Overview
Waitr operates an online ordering technology platform (the “Platform”) using the “deliver anything ASAP” model, making it easy to order food, alcohol, convenience, grocery, flowers, auto parts and more. The Platform also includes proprietary in-stadium mobile ordering technology, providing an enhanced fan experience at sports and entertainment venues. The Platform provides delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in cities across the United States. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate.
Prior to the three months ended September 30, 2022, the Company concluded that we had one operating segment as the operations related to the facilitation of access to third parties that provide payment processing solutions to merchants and restaurants (“Third-Party Payment Processing Referral Services”) were not material to the Company’s consolidated operations. During the three months ended September 30, 2022, as Third-Party Payment Processing Referral Services became more significant to the operations of the Company, our CODM began to manage operations and assess the Company’s performance based on the operations of the delivery services related to our Platform (“Delivery Services”) and Third-Party Payment Processing Referral Services areas separately, and we now have two reportable operating segments. See Part I, Item 1, Note 15 – Segment Information for additional information on the Company’s segments.
In August 2022, we initiated our rebranding initiative and introduced our new “deliver anything ASAP” business model, expanding our food-delivery services to a broader array of products. Among our new business expansions is the Company’s proprietary in-stadium ordering technology, which allows fans to avoid the typical long lines at stadium concession areas. We have secured exclusive in-stadium mobile ordering agreements with MetLife Stadium, the New York Giants, the New York Jets, the New Orleans Saints, the University of Alabama, and Louisiana State University. Additionally, we secured a mobile ordering agreement with the Florida Panthers, the first arena deal for the Company with a National Hockey League team. During the third quarter of 2022, we also entered into a partnership with FoodBoss, an industry leading online food delivery search engine. We plan to continue to build on our ancillary revenue streams with the goal to diversify the Company beyond third-party food delivery, including continued emphasis on the facilitation of merchant access to third-party payment processing solution providers.
At September 30, 2022, we had over 30,000 restaurants, in approximately 1,000 cities, on the Platform. Average Daily Orders for the three months ended September 30, 2022 and 2021 were approximately 14,156 and 30,563, respectively, and revenue was $25,141 and $43,448, respectively. For the nine months ended September 30, 2022 and 2021, Average Daily Orders were 18,346 and 35,565, respectively, and revenue was $91,352 and $143,545, respectively.

TABLE_CONTENTS
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve revenue and its cash position, including a comprehensive rebranding, consolidation of the Company’s technology platforms into a single application and cost reductions. The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional equity capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” below for additional details.
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
There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2021 Form 10-K and this quarterly report on Form 10-Q for the three months ended September 30, 2022. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Nasdaq Compliance
On July 26, 2022, the Company received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market (the “Nasdaq”) of the Company’s application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. The common stock was transferred to the Nasdaq Capital Market at the opening of trading on July 28, 2022. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market and the common stock continues to trade under the symbol “WTRH.”
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

TABLE_CONTENTS
On October 20, 2022, the Company reconvened its special meeting of stockholders, whereby the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of Company common stock, within a set range, without reducing the authorized number of shares of Company common stock, if and when determined by the Board in its sole discretion.
On November 2, 2022, the Board adopted resolutions approving the reverse stock split at a reverse stock split ratio of 1:20 (the “Reverse Stock Split”) and authorized the Company to file a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split on or prior to the time of effectiveness at 11:59 pm on November 21, 2022, or such other date as may be determined by any authorized officer of the Company (the “Effective Time”).
As a result of the Reverse Stock Split, every twenty (20) shares of the Company’s common stock issued and outstanding immediately prior to the Reverse Stock Split will be reduced to a smaller number of shares, such that every 20 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split will be combined and reclassified into one share of common stock. No fractional shares will be issued in connection with the reverse stock split. The Company’s transfer agent, Continental Stock Transfer & Trust Company (“Continental”), will aggregate all fractional shares otherwise issuable to the holders of record of common stock and arrange for the sale of all fractional interests as soon as practicable after November 21, 2022 on the basis of the prevailing market prices of the common stock at the time of the sale. After such sale, Continental will pay to such holders of record their pro rata share of the total net proceeds derived from the sale of the fractional interests.
Trading of the Company’s common stock on the Nasdaq Capital Market is expected to continue on a split-adjusted basis as of the opening of trading hours on November 22, 2022. Additionally, in connection with the Company's previously announced rebranding, it is expected that the Company’s common stock will begin trading on the Nasdaq Capital Market under the new trading symbol “ASAP.”
Smaller Reporting Company and Filer Status
At the end of our current fiscal year (December 31, 2022), we will make the determination as to whether we will become a “smaller reporting company.” If the aggregate worldwide market value of our common stock held by non-affiliates was less than $60,000, as of the last business day of our second quarter ended June 30, 2022, we will be eligible to use the reporting requirements for a “smaller reporting company.” As a result of our aggregate worldwide market value of our common stock held by non-affiliates being less than $60,000 as of the last business day of our second quarter ended June 30, 2022, the Company qualified as a smaller reporting company for the filing of the Form 10-Q for the three months ended June 30, 2022, and could have chosen to reflect the smaller reporting company status at such time, but, regardless, must reflect the smaller reporting company status no later than the filing of the Form 10-Q for the three months ended March 31, 2023. Management expects that the Company will reflect the smaller reporting company status with the filing of our Form 10-K for the fiscal year ending December 31, 2022 and will follow the reporting requirements with respect to smaller reporting companies commencing with our Form 10-K for the fiscal year ending December 31, 2022.
Additionally, the aggregate worldwide market value of our common stock held by non-affiliates as of the last business day of our second quarter ended June 30, 2022 is used in the determination of our filer status for the filing of our Form 10-K for the year ending December 31, 2022 and for our quarterly reports on Form 10-Q for 2023. Based on the aggregate worldwide market value of our common stock held by non-affiliates as of the last business day of the second quarter ended June 30, 2022, we will be a non-accelerated filer for the year ending December 31, 2022, and accordingly, the due date for our Form 10-K will be 90 days from year-end and with respect to the filing of our Forms 10-Q thereafter, 45 days from each quarter-end.
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

TABLE_CONTENTS
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
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the nine months ended September 30, 2022. Also described in Note 2 are pending standards and their estimated effect on our condensed consolidated financial statements.
Factors Affecting the Comparability of Our Results of Operations
Acquisitions. The Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805 and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) has been recorded as goodwill on our condensed consolidated balance sheet as of September 30, 2022. The results of operations of Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates, March 11, 2021 and August 25, 2021, respectively.
In connection with the Delivery Dudes Acquisition, the Company incurred direct and incremental costs during the three and nine months ended September 30, 2021 of approximately $171 and $840, respectively, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such periods.
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
Goodwill Impairment. During the three and nine months ended September 30, 2022, we recognized non-cash goodwill impairment charges totaling $53,898 and $121,088, respectively, to write down the carrying value of goodwill to its implied fair value. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
Seasonality and Holidays. Our business tends to follow restaurant closure and diner behavior patterns with respect to demand of our service offering. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, a significant

TABLE_CONTENTS
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
Our Restaurant, Diner and Driver Network. A significant part of our growth is our ability to successfully expand our network of restaurants, diners and independent contractor drivers using the Platform. If we fail to retain existing restaurants, diners and independent contractor drivers using the Platform, or to add new restaurants, diners and independent contractor drivers to the Platform, our revenue, financial results and business may be adversely affected.
Key Business Metrics
Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans for our Delivery Services Segment. We currently do not have any defined key business metrics related to our Third-Party Payment Processing Referral Services Segment.
Active Diners. We count Active Diners as the number of unique diner accounts from which an order has been completed through the Platform during the past twelve months (as of the end of the relevant period) and consider Active Diners an important metric because the number of diners using our Platform is a key revenue driver and a valuable measure of the size of our engaged diner base.
Average Daily Orders. We calculate Average Daily Orders as the number of completed orders during the period divided by the number of days in that period, including holidays. Average Daily Orders is an important metric for us because the number of orders processed on our Platform is a key revenue driver and, in conjunction with the number of Active Diners, a valuable measure of diner activity on our Platform for a given period.
Gross Food Sales. We calculate Gross Food Sales as the total food and beverage sales, sales taxes, prepaid gratuities, and diner fees processed through the Platform during a given period. Gross Food Sales are different than the order value upon which we charge our fee to restaurants, which excludes gratuities and diner fees. Prepaid gratuities, which are not included in our revenue, are determined by diners and may vary from order to order. Gratuities other than prepaid gratuities, such as cash tips, are not included in Gross Food Sales. Gross Food Sales is an important metric for us because the total volume of food sales transacted through our Platform is a key revenue driver.
Average Order Size. We calculate Average Order Size as Gross Food Sales for a given period divided by the number of completed orders during the same period. Average Order Size is an important metric for us because the average value of gross food sales on our Platform is a key revenue driver.

TABLE_CONTENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics(1)	2022	2021	2022	2021
Active Diners (as of period end)	1,170,993	1,769,999	1,170,993	1,769,999
Average Daily Orders	14,156	30,563	18,346	35,565
Gross Food Sales (dollars in thousands)	$70,754	$128,534	$258,136	$433,553
Average Order Size (in dollars)	$54.33	$45.71	$51.54	$44.65
_____________________
(1)The key business metrics include the operations of Delivery Dudes beginning on the acquisition date, March 11, 2021.
Basis of Presentation
Revenue
We generate revenue primarily when diners place an order on the Platform. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Delivery Transaction Fees. Additionally, effective August 25, 2021, we generate revenue by facilitating merchant access to third-party payment processing solution providers.
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
Sales and Marketing. Sales and marketing expense consists primarily of salaries, commissions, benefits, stock-based compensation and bonuses for personnel supporting sales and marketing efforts, including restaurant business development managers, marketing employees and contractors, and third-party marketing expenses such as social media and search engine marketing, online display advertisements, sponsorships and print marketing. Sales and marketing expense also includes referral agent commissions related to the facilitation of merchant access to third-party payment processing solution providers.
Research and Development. Research and development expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees and contractors engaged in the design, development, maintenance and testing of the Platform, net of costs capitalized for the development of the Platform. This expense also includes such items as software subscriptions that are necessary for the upkeep and maintenance of the Platform.
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
Other (Income) Expenses and (Gains) Losses, Net. Other (income) expenses and (gains) losses, net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including accrued legal settlements and contingencies, expense related to the induced conversion of the Notes and income related to the change in estimate of the Medical Contingency.

TABLE_CONTENTS
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages(1))	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Revenue	$25,141	100%	$43,448	100%	$91,352	100%	$143,545	100%
Costs and expenses:
Operations and support	13,457	54%	25,043	58%	49,719	54%	86,654	60%
Sales and marketing	8,263	33%	4,965	11%	21,489	24%	13,481	9%
Research and development	935	4%	1,310	3%	3,488	4%	3,163	2%
General and administrative	7,762	31%	10,843	25%	31,520	35%	33,534	23%
Depreciation and amortization	3,599	14%	3,070	7%	9,664	11%	8,952	6%
Goodwill impairment	53,898	214%	—	—%	121,088	133%	—	—%
Intangible and other asset impairments	—	—%	186	—%	—	—%	186	—%
(Gain) loss on disposal of assets	55	—%	11	—%	(33)	—%	170	—%
Total costs and expenses	87,969	350%	45,428	105%	236,935	259%	146,140	102%
Loss from operations	(62,828)	(250)%	(1,980)	(5)%	(145,583)	(159)%	(2,595)	(2)%
Other (income) expenses and (gains) losses, net:
Interest expense	1,198	5%	1,751	4%	4,363	5%	5,333	4%
Other (income) expense	9,422	37%	(16,006)	(37)%	12,356	14%	(10,907)	(8)%
Net income (loss) before income taxes	(73,448)	(292)%	12,275	28%	(162,302)	(178)%	2,979	2%
Income tax expense	14	—%	25	—%	47	—%	82	—%
Net income (loss)	$(73,462)	(292)%	$12,250	28%	$(162,349)	(178)%	$2,897	2%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations of Delivery Dudes and the Cape Payment Companies are included in our unaudited condensed consolidated financial statements beginning on the acquisition dates of March 11, 2021 and August 25, 2021, respectively (see Part I, Item 1, Note 5 – Business Combinations).
Revenue

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Revenue	$25,141	$43,448	(42%)	$91,352	$143,545	(36%)
See Part I, Item 1, Note 4 - Revenue for details of revenue by operating segment. Revenue decreased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily as a result of decreased order volumes in our Delivery Services Segment. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in the 2022 periods compared to the 2021 periods. The Average Order Size was $54.33 for the three months ended September 30, 2022, compared to $45.71 for the three months ended September 30, 2021, an improvement of 19%. The Average Order Size was $51.54 for the nine months ended September 30, 2022, compared to $44.65 for the nine months ended September 30, 2021, an improvement of 15%.

TABLE_CONTENTS
Revenue for our Third-Party Payment Processing Referral Services Segment includes revenue from the Cape Payment Companies beginning on the acquisition date of August 25, 2021.
Operations and Support

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Operations and support	$13,457	$25,043	(46%)	$49,719	$86,654	(43%)
As a percentage of revenue	54%	58%		54%	60%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to lower driver operations costs in our Delivery Services Segment as a result of decreased order volumes.
Sales and Marketing

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$8,263	$4,965	66%	$21,489	$13,481	59%
As a percentage of revenue	33%	11%		24%	9%
Sales and marketing expense increased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily attributable to our Delivery Services Segment due to increased marketing spend, increased marketing support fees and the payment of stadium sponsorship agreement fees.
There was also an increase in referral agent commission expense related to our Third-Party Payment Processing Referral Services Segment. Referral agent commission expense for the 2021 periods represents results during the partial periods beginning on the acquisition date of August 25, 2021.
Research and Development

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Research and development	$935	$1,310	(29%)	$3,488	$3,163	10%
As a percentage of revenue	4%	3%		4%	2%
Research and development expense is primarily related to costs associated with our Delivery Services Segment. The expense decreased in dollar terms in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a decrease in product and engineering personnel during the third quarter of 2022. As a percentage of revenue, research and development expense increased slightly for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as a result of decreased order volumes.
Research and development expense increased in dollar terms and as a percentage of revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the hiring of product and engineering personnel in early 2022 to further develop and refine our Platform.

TABLE_CONTENTS
General and Administrative

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
General and administrative	$7,762	$10,843	(28%)	$31,520	$33,534	(6%)
As a percentage of revenue	31%	25%		35%	23%
General and administrative expense decreased in dollar terms in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to decreased stock based compensation expense and decreased recruiting costs. For the nine months ended September 30, 2022, the decrease was partially offset by an increase in insurance expense. Decreased order volumes in the 2022 periods resulted in an increase in general and administrative expense as a percentage of revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
Depreciation and Amortization

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$3,599	$3,070	17%	$9,664	$8,952	8%
As a percentage of revenue	14%	7%		11%	6%
Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, driven by an increase in amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Companies Acquisition.
Goodwill Impairment
During the three and nine months ended September 30, 2022, we recognized non-cash goodwill impairment charges of $53,898 and $121,088, respectively, to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, continuing through the third quarter of 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part I, Item 1, Note 7 – Intangible Assets and Goodwill for additional details.
Other (Income) Expenses and (Gains) Losses, Net

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
	(dollars in thousands)			(dollars in thousands)
Other (income) expenses and (gains) losses, net	$10,620	$(14,255)	(175%)	$16,719	$(5,574)	(400%)
As a percentage of revenue	42%	(33)%		18%	(4)%
Other (income) expenses and (gains) losses, net for the three months ended September 30, 2022 primarily consisted of $8,569 of expense associated with the induced conversion of the Notes (see Part I, Item 1, Note 9 - Debt) and $1,174 of interest expense associated with the Term Loan and Notes. For the three months ended September 30, 2021, other (income) expenses and (gains) losses, net primarily consisted of $16,715 of income related to a change in estimate of the Medical Contingency (see Part I, Item 1, Note 14 - Fair Value Measurements) and $1,694 of interest expense associated with the Term Loan and Notes.

TABLE_CONTENTS
For the nine months ended September 30, 2022, other (income) expenses and (gains) losses, net primarily consisted of $9,499 of induced conversion expense for the Notes and $4,283 of interest expense associated with the Term Loan and Notes. For the nine months ended September 30, 2021, other (income) expenses and (gains) losses, net primarily consisted of $16,715 of income from the change in estimate of the Medical Contingency, $4,700 of expense for a legal settlement and $5,214 of interest expense associated with the Term Loan and Notes.
Income Tax Expense
Income tax expense for the three months ended September 30, 2022 and 2021 was $14 and $25, respectively, and $47 and $82 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.
Segments Adjusted EBITDA
The CODM evaluates segment performance primarily based on segment adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: operations and support, sales and marketing, research and development, general and administrative and certain non-operating expenses associated with our segments. Excluded from segment adjusted EBITDA are non-cash items and other items that do not reflect our core operations. The following table presents information about our segments, with a reconciliation of total segments adjusted EBITDA to income (loss) from operations of the consolidated Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segments adjusted EBITDA:
Delivery Services Segment	$(4,737)	$2,758	$(10,366)	$13,554
Third-Party Payment Processing Referral Services Segment	67	310	294	310
Total segments adjusted EBITDA	(4,670)	3,068	(10,072)	13,864
Reconciling items:
Interest expense	(1,198)	(1,751)	(4,363)	(5,333)
Income taxes	(14)	(25)	(47)	(82)
Depreciation and amortization expense	(3,599)	(3,070)	(9,664)	(8,952)
Goodwill impairment	(53,898)	—	(121,088)	—
Stock-based compensation expense	(1,338)	(1,635)	(4,588)	(6,100)
(Gain) loss on disposal of assets	(55)	(11)	33	(170)
Intangible and other asset impairments	—	(186)	—	(186)
Induced conversion expense related to Notes	(8,569)	—	(9,499)	—
Change in fair value of contingent consideration liability	655	—	551	—
Medical contingency change in estimate	—	16,715	—	16,715
Transaction related expenditures and other non-recurring adjustments	(776)	(855)	(2,812)	(2,159)
Accrued legal contingency and reserve	—	—	(800)	(4,700)
Net income (loss) from continuing operations	$(73,462)	$12,250	$(162,349)	$2,897
A discussion of operational results by segment is included in Results of Operations above.

TABLE_CONTENTS
Liquidity and Capital Resources
Overview
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the nine months ended September 30, 2022 has been proceeds from the issuance of our common stock. The Company has had a trend of negative cash flow from operations during 2022. Cash flow used in operations totaled $21,701 for the nine months ended September 30, 2022 and $7,870 for the three months ended September 30, 2022. During the nine months ended September 30, 2022, pursuant to our ATM Program, we sold 27,041,659 shares of the Company’s common stock for net proceeds of $10,266. The Company’s cash position has declined from $60,111 at December 31, 2021 to $20,118 as of September 30, 2022 and approximately $14,700 as of November 3, 2022. During the second quarter of 2022, the Company’s cash position was impacted by the utilization of $20,000 in cash to pay down debt in consideration for an extension of the debt maturity for each credit facility by six months to May 15, 2024. For each of the first three quarters of 2022, the Company had net losses. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $531,484 as of September 30, 2022.
In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve revenue and its cash position, including a comprehensive rebranding, consolidation of the Company’s technology platforms into a single application and cost reductions. The initiatives include (i) collaborations with convenience stores, (ii) delivery from retailers in a variety of industries, (iii) the entry into new markets, (iv) the development of a proprietary stadium ordering application and (v) the entry into sponsorship agreements to serve as the exclusive mobile ordering platform at certain stadiums and arenas. Additionally, management evaluated its existing cost structure and implemented cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management also expects that the Company will seek to additionally fund its operations through proceeds from equity raises, including any raises under the ATM Program.
The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional equity capital; the result of such inability, whether individually or in the aggregate, will adversely impact our financial condition. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
We are continuously reviewing our liquidity and anticipated working capital needs based on overall market and economic factors. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of capital on favorable terms, if at all. The failure to successfully implement our strategy to improve revenue and order volume, achieve cost savings and/or raise additional capital will adversely impact our financial condition, which impact could be material, could reduce the period of time for which our anticipated working capital needs will be sufficient, and could result in the Company terminating or curtailing operations and/or strategic initiatives.

TABLE_CONTENTS
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the twelve-month period following the date the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.
Sponsorship Agreement
In July 2022, the Company entered into a multi-year sponsorship agreement pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium. The term of the MetLife Sponsorship Agreement is five Contract Years and will expire on March 31, 2027. In connection with the MetLife Sponsorship Agreement, the Company has committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period on a straight-line basis. The sponsorship fees are generally payable in quarterly installments and include the following amounts by Contract Year: $1,650 in year one, $1,732 in year two, $1,820 in year three, $1,920 in year four and $2,006 in year five.
Debt
During the second and third quarters of 2022, Luxor Capital converted $750 and $6,750, respectively, of the outstanding principal amount of the Notes into 4,411,500 shares and 27,000,000 shares, respectively, of Company common stock. Additionally, the Company used $20,000 in cash to pay down a portion of the Term Loan in consideration for an extension of the debt maturity of the Term Loan and Notes by six months to May 15, 2024. The aggregate principal amount of outstanding long-term debt totaled $57,619 as of September 30, 2022, consisting of $15,280 for the Term Loan and $42,339 of Notes. As of September 30, 2022, the Company had $1,224 of outstanding short-term loans for insurance premium financing.
Pursuant to a provision in the May 2022 amended loan agreement, the Company made a $1,676 prepayment on the Term Loan on October 5, 2022, representing 50% of the net proceeds received by the Company for sales under the August 2022 ATM. As of November 9, 2022, the outstanding principal amount of long-term debt totaled $55,943.
On November 8, 2022, the Company entered into the November 2022 Amended Credit Agreement and the November 2022 Amended Convertible Notes Agreement. Pursuant to the November 2022 Amended Credit Agreement, commencing with the fiscal quarter ending December 31, 2022, the portion of the proceeds of any ATM public common stock issuances to be applied to the prepayment of the Term Loan under the Credit Agreement increases from 50% to 60%. The November 2022 Amended Convertible Notes Agreement includes (i) a reduction of the interest rate under the Convertible Notes Agreement from 6% to 4.5% per annum and (ii) an adjustment of the portion of an interest payment that can be paid in-kind, if elected by the Company, from 50% to approximately 33%. Additionally, pursuant to the November 2022 Amended Convertible Notes Agreement, subsequent to the payment in full of the Term Loan outstanding under the Credit Agreement, the portion of the proceeds of any future ATM public common stock issuances to be applied to the prepayment of the Notes under the Convertible Notes Agreement increases from 50% to 60%.
Capital Expenditures
Our main capital expenditures relate to investments in the development of the Platform, which are expected to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2021 Form 10-K and subsequent filings with the SEC, including this quarterly report on Form 10-Q for the three months ended September 30, 2022.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

TABLE_CONTENTS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(21,701)	$(575)
Net cash used in investing activities	(6,530)	(32,563)
Net cash used in financing activities	(11,762)	(8,066)
Cash Flows Used in Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $21,701, compared to net cash used in operating activities of $575 for the nine months ended September 30, 2021. The decrease in cash flows from operating activities in the nine months ended September 30, 2022 from the comparable 2021 period was primarily driven by a decrease in revenue and an increase in sales and marketing expenses, partially offset by a decrease in operations and support expenses. During the nine months ended September 30, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $5,874, primarily consisting of a decrease in other current liabilities of $3,054 and a decrease in accounts payable of $2,473, partially offset by a decrease in prepaid expenses and other current assets of $3,526. During the nine months ended September 30, 2021, the net change in operating assets and liabilities decreased net cash provided by operating activities by $4,706, primarily consisting of a decrease in accrued payroll of $3,389.
Cash Flows Used in Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities consisted primarily of $6,335 for internally developed software. For the nine months ended September 30, 2021, net cash used in investing activities consisted primarily of $25,435 for the acquisitions of Delivery Dudes and Cape Payment Companies and related intangible assets, and $6,432 of costs for internally developed software.
Cash Flows Used in Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of a $20,000 payment on the Term Loan, partially offset by $10,266 of net proceeds from the sales of common stock under the Company’s ATM Program. Additionally, during the nine months ended September 30, 2022, net cash from financing activities included $2,811 of proceeds from short-term loans for insurance premium financings and $4,729 of payments on such loans. For the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of a $14,472 principal payment on the Term Loan and $5,605 of payments on short-term loans for insurance premium financing. Net cash from financing activities during the nine months ended September 30, 2021, included $7,900 of proceeds from the sales of common stock under the Company’s ATM Program and $5,209 of proceeds from short-term loans for insurance financing.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current fact, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “goal,” “strategy,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2021 Form 10-K and subsequent filings with the SEC (Part I, Item 1A, Risk Factors):
Risks Related to Our Operations
•failure to retain existing diners or add new diners or continuing to experience a decrease in number of diners and number of orders or decrease in order sizes on the Platform;
•declines in our delivery service levels or lack of increases in business for restaurants;

TABLE_CONTENTS
•loss of restaurants on the Platform, including due to changes in our fee structure;
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
•recent inflationary pressures, increased gasoline prices and other macroeconomic factors that are largely beyond our control;
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
•personal data, internet security breaches or loss of data provided by diners or restaurants on our Platform;
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
•dependence on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platform;
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

TABLE_CONTENTS
Risks Related to Our Industry
•the intensely competitive and fragmented nature of our industry;
•dependence on discretionary spending patterns in the areas in which the restaurants on our Platform operate and in the economy at large;
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
•the risk that the Debt Warrants and Notes as well as other derivative securities, if exercised or converted into shares of our common stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders; and
•the risk that we fail to continue to meet all applicable Nasdaq listing requirements in future periods and risks relating to the consequent delisting of our common stock from Nasdaq if we fail to meet Nasdaq listing requirements, which could adversely affect the market liquidity of our common stock, the ability for us to raise capital, and could decrease the market price of our common stock significantly.
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
Interest Rate Risk
As of September 30, 2022, we had outstanding interest-bearing long-term debt totaling $57,619, consisting of the Term Loan in the amount of $15,280 and the Notes of $42,339, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at September 30, 2022. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.

TABLE_CONTENTS
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TABLE_CONTENTS
PART II. OTHER INFORMATION
Dollar amounts in the discussion in Part II. Other Information are expressed in thousands, except as otherwise noted.
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on Waitr’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to Waitr’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve and $4,700 legal settlement are included in other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. This proposed settlement in principle was subject to District Court approval and entry into a settlement agreement between the parties, and contemplated a total potential settlement fund of $2,500 of Company shares of common stock. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2022.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who issued her Report and Recommendation to the District Court Judge that the motion be granted in all respects. On August 10, 2022, the Court ruled in favor of the Company and its former officers and directors on all claims and dismissed the case with prejudice. The deadline for appeal has passed with no action from plaintiffs; the judgment dismissing the case with prejudice is now final.
In October, 2017, the Company was named as a defendant in the matter of Michael Boone and Jennifer Walters, individually and on behalf of their minor child Grace Boone, vs. Waitr Inc., pending in the 22nd Judicial District Court for the Parish of St. Tammany, State of Louisiana. The action arises from a pedestrian/vehicle collision that occurred in November 2016, and the alleged substantial damages as a result thereof. This matter was not resolved through mediation. A trial date has not been set and discovery is ongoing. The Company intends to vigorously defend this lawsuit.

TABLE_CONTENTS
In May 2020, the Company was named as a defendant in Mary Ritchey, Individually and as Conservator for A.M., a minor, vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0722 LWC, and Robert P. McPherson vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0764 LWC, consolidated and which is currently pending in the Circuit Court of the First Circuit, State of Hawaii. This action is a result of an automobile accident that occurred in October 2018 involving an employee of a Company subsidiary and the alleged substantial injuries and damages as a result thereof. Discovery is ongoing, as well as the motion practice. Trial is currently set for 2023. The Company intends to vigorously defend this lawsuit.
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
As required by ASC 205-40, Going Concern, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful.
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements contained in this report are issued. This evaluation of our ability to continue as a going concern initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. Management has focused its efforts on certain initiatives to improve revenue and its cash position, including a comprehensive rebranding, consolidation of its technology platforms into a single application and cost reductions. For a discussion of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Additionally, management evaluated its existing cost structure and implemented cost savings initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. While the Company believes that the initiatives described above will result in improved liquidity and cash flow, there can be no assurance that the Company will be able to generate positive cash flow from operations in the future, affecting the Company’s ability to continue as a going concern.
The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the nine months ended September 30, 2022 has been proceeds from the issuance of our common stock. The Company has had a trend of negative cash flow from operations during 2022. Cash flow used in operations totaled $21,701 for the nine months ended September 30, 2022 and $7,870 for the three months ended September 30, 2022. During the nine months ended September 30, 2022, pursuant to our ATM Program, we sold 27,041,659 shares of the Company’s common stock for net proceeds of $10,266. The Company’s cash position has declined from $60,111 at December 31, 2021 to $20,118 as of September 30, 2022 and approximately $14,700 as of November 3, 2022. For each of the first three quarters of 2022, the Company had net losses. As reflected in the

TABLE_CONTENTS
accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $531,484 as of September 30, 2022.
As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital to supplement the Company’s capitalization and liquidity and expects that the Company will seek to additionally fund its operations through proceeds from equity raises, including any raises under the ATM Program, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. Our ability to continue as a going concern may depend on our ability to obtain additional capital, as there can be no assurance that we will be able to generate positive cash flow from operations in the future as a result of our initiatives or otherwise. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, or significantly curtail our operations and strategic initiatives. Our consolidated results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.
Additional impairments of the carrying amounts of goodwill or other indefinite-lived assets could negatively affect our financial condition and results of operations.
We conduct our goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. As a result of the significant decline in the Company’s stock price in mid-March 2022 and other macroeconomic and industry factors, thereby contributing to a decline in the Company’s market capitalization, we conducted an impairment test as of March 15, 2022. Additionally, as a result of continued declines in the Company’s stock price and market capitalization during the second and third quarters of 2022, we conducted an additional impairment test as of September 30, 2022. The impairment tests were conducted in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets for certain long-lived assets including capitalized contract costs, developed technology, customer relationships, and trade names, and in accordance with ASC 350, Intangibles – Goodwill and Other for the reporting units’ goodwill. As a result of the ASC 360 and ASC 350 analyses, we recognized non-cash pre-tax impairment losses of $67,190 during the three months ended March 31, 2022 and $53,898 during the three months ended September 30, 2022 to write down the carrying value of goodwill to its implied fair value. See Part I, Item 1, Note 7 – Intangible Assets and Goodwill for additional details.
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
During the year ended December 31, 2020, we terminated our employee drivers and outsourced our driver function to Delivery Logistics, who provides us with independent contractor drivers. While we implemented this change in a way intended to ensure that the drivers are classified as independent contractors under applicable law and regulation, certain state and local governmental authorities have initiated efforts to classify independent contractors performing driver jobs as employees. In January 2020, California State Assembly Bill 5 (“AB5”) came into effect, which codifies an employee-friendly test to determine whether a worker is an employee or independent contractor under California law. However, in November 2020, California voters passed Proposition 22, the App-Based Drivers as Contractors and Labor Policies Initiative. Proposition 22 classifies app-based transportation and delivery drivers as independent contractors and adopts various labor and wage policies specific to this class of workers, which policies will likely increase operating costs. Gig economy companies initially argued that Proposition 22 effectively exempts this class of workers from the reach of AB5. However, in late 2021, a California appellate court ruled that Proposition 22 was unconstitutional and unenforceable. This decision is pending appeal.

TABLE_CONTENTS
While the Company does not operate in California, multiple other states including Illinois, Massachusetts, New Jersey, and New York have attempted to codify employee-friendly language similar to AB5 while other public gig economy companies have attempted to lobby for protective measures similar to Proposition 22 putting the future of classification in the gig economy in limbo. Further, since 2020, numerous lawsuits have been filed against various gig economy companies based on the misclassification of their drivers. Most recently, Uber settled a misclassification suit in New Jersey for over $100 million. These regulatory actions and/or increased scrutiny could result in increased costs and burdens for the Company. The Company has already experienced an increase in misclassification claims since the beginning of the pandemic, particularly from various state unemployment agencies. It is possible that these claims may increase pending the Department of Labor’s proposed rule making around employment classification.
The change in composition of our driver base could also result in a degradation of service provided by contracted delivery drivers, and an increase in the turnover rates of delivery drivers. If Delivery Logistics is unable to attract and retain a sufficient number of independent contractor drivers, we could face difficulty meeting consumer order demands or be forced to forego business that would otherwise be available to us, which would adversely affect our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
On November 8, 2022, ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, the lenders party thereto and Luxor Capital entered into an amendment to the Credit Agreement (the “November 2022 Amended Credit Agreement”) and the Company, the lenders party thereto and Luxor Capital entered into an amendment to the Convertible Notes Agreement (the “November 2022 Amended Convertible Notes Agreement”).
Pursuant to the November 2022 Amended Credit Agreement, commencing with the fiscal quarter ending December 31, 2022, the portion of the proceeds of any ATM public common stock issuances to be applied to the prepayment of the Term Loan under the Credit Agreement increases from 50% to 60%. The November 2022 Amended Convertible Notes Agreement includes (i) a reduction of the interest rate under the Convertible Notes Agreement from 6% to 4.5% per annum and (ii) an adjustment of the portion of an interest payment that can be paid in-kind, if elected by the Company, from 50% to approximately 33%. Additionally, pursuant to the November 2022 Amended Convertible Notes Agreement, subsequent to the payment in full of the Term Loan outstanding under the Credit Agreement, the portion of the proceeds of any future ATM public common stock issuances to be applied to the prepayment of the Notes under the Convertible Notes Agreement increases from 50% to 60%.

TABLE_CONTENTS
Item 6. Exhibits

Exhibit No.	Description

10.1
Fourth Amended and Restated Open Market Sale Agreement dated August 17, 2022, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 17, 2022)

10.2
Conversion Agreement dated as of July 22, 2022 by and among Waitr Holdings Inc., the lenders party thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on July 25, 2022)

10.3
Amendment No. 6 to Credit and Guaranty Agreement by and among ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (1)

10.4	Amendment No. 7 to Credit Agreement by and among Waitr Holdings Inc., various lenders thereto, and Luxor Capital Group, LP (1)

10.5	Amendment to the Mark D’Ambrosio employment agreement dated effective October 24, 2022 (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) (1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) (1)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350 (1)

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350 (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)Filed herewith

TABLE_CONTENTS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2022	By:	/s/ Armen Yeghyazarians
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)