Form 10-K
period 2022-12-31
Waitr Holdings Inc.
filed 2023-04-17
CIK 1653247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 Per Share
Title of class
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $24,737,242.
The number of shares of Registrant’s common stock outstanding as of March 15, 2023 was 13,443,697.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report” and “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or current facts, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or include words such as “may,” “can,” “should,” “will,” “goal,” “strategy,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties that may be outside of our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the section entitled “Risk Factors” below.
PART I
The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section above for an explanation of these types of statements.
All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:20 reverse stock split that became effective on November 18, 2022, as if it had taken place as of the beginning of the earliest period presented.
Item 1. Business
Overview
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “ASAP,” “we,” “us” and “our”) operates an online ordering technology platform (the “Platform”), providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. The Platform uses the “deliver anything ASAP” model making it easy for consumers to order food, alcohol, convenience, grocery, flowers, auto parts and more, and includes proprietary in-stadium mobile ordering technology. Additionally, ASAP facilitates access to third parties that provide payment processing solutions for restaurants and other merchants, a business that we continue to believe has growth potential. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021 (the “Cape Payment Acquisition”) (see Part II, Item 8, Note 5 – Business Combinations).
Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate. As of December 31, 2022, we operated in approximately 800 cities in the United States. As of March 15, 2023, we operated in approximately 725 cities in the United States. We recently have exited certain markets where we didn’t have a strong presence. Our business has been built with a merchant-first philosophy by providing differentiated and brand-additive services to the restaurants on the Platform. These merchants benefit from the online Platform through increased exposure to consumers for expanded business in the delivery market and carryout sales. The Cape Payment Acquisition is part of our overall growth strategy, positioning the Company to be able to facilitate access to a full suite of third-party payment processing solutions to its current base of restaurants and other merchants in targeted industries.
We generate revenue primarily when diners place an order on the Platform. Our revenue consists primarily of net fees received from restaurants and net diner fees generated on these orders. Revenue is recognized when the delivery service is complete. Additionally, in connection with the Cape Payment Acquisition, the Company generates revenue by facilitating merchant access to third-party payment processing solution providers.

Segments
Prior to the three months ended September 30, 2022, the Company concluded that we had one operating segment as the operations related to the facilitation of access to third parties that provide payment processing solutions to merchants and restaurants (“Third-Party Payment Processing Referral Services”) were not material to the Company’s consolidated operations. During the three months ended September 30, 2022, as Third-Party Payment Processing Referral Services became more significant to the operations of the Company, our chief operating decision maker (the “CODM”) began to manage operations and assess the Company’s performance based on the operations of the delivery services related to our Platform (“Delivery Services”) and Third-Party Payment Processing Referral Services areas separately, and we now have two reportable operating segments. See Part II, Item 8, Note 17 – Segment Information for additional information on the Company’s segments.
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements contained in this Form 10-K. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve its cash position, including a consolidation of the Company’s technology platforms into a single application and cost reductions. The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional equity capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” for additional details.
Key Business Metrics
For a description of our key business metrics related to the food delivery business, including Active Diners, Average Daily Orders, Gross Food Sales and Average Order Size, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Our Operations
We have created a differentiated software Platform, purpose-built to connect restaurants, merchants, drivers and diners. Our business has been built with a focus on quality through providing brand-additive services to restaurants, which in turn benefits diners by providing a diverse restaurant selection and a great customer experience. Additionally, we facilitate mid-sized retail and e-commerce merchant access to payment processing solutions with third parties. We have multiple third-party processing relationships and our goal is to leverage their various options for the benefit of merchants operating in face-to-face, online, MOTO (mail order, telephone order), and other transactional environments.
Restaurant Benefits
We believe that we provide restaurants with the following key benefits:
•Exposure. Our Platform provides restaurants with access to incremental users and the opportunity to grow their consumer base. Restaurant menus are showcased on the Platform, resulting in diners discovering restaurants they would like to visit in person, not just order on the Platform, further expanding the potential pool of dine-in customers for restaurants.
•Incremental channels. Our Platform provides restaurants with additional channels through which they can receive more orders, while building brand awareness, as they are discovered by more diners.

•Deep integration and customization. We provide menu onboarding and real-time menu customization that restaurants can manage themselves.
•Service. We provide restaurants with in-market team support from our network of regional managers, territory managers and market success associates, and we provide them with a team of partner support representatives, helping to ensure the Platform operates efficiently for the restaurants.
•Restaurant Software Platform. The Platform provides restaurants with actionable data on diners’ order history and trends, allowing restaurants to offer more tailored dishes and suggest more add-on items, which increases order values.
•Reliable Delivery. We connect restaurants with a network of independent contractor drivers through our wholly owned subsidiary, Delivery Logistics, LLC (“Delivery Logistics”).
Diner Benefits
We believe that we provide diners with the following key benefits:
•Selection. The restaurants on our Platform include a mix of local independent restaurants and national chains that represent a wide array of cuisines, price points and local favorites in each market to best serve the diverse tastes of diners.
•Quality Service. We have a dedicated customer support team to assist diners, helping to ensure quick and consistent quality service when ordering on the Platform.
•Discovery. The Platform is designed to showcase the variety of restaurants inclusive of menus with professional photography, giving diners a rich understanding of restaurants’ offerings.
•Personalized Experience. We allow diners to tailor their orders to various layers of customization through the easy-to-use Platform. Diners can add frequent restaurants as favorites and keep track of past orders.
•Convenience. We provide diners with an intuitive Platform that makes ordering and delivery simple from any connected device. Diners can track their order and know exactly when to expect their food.
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
Business Strategy
We have historically grown our business by increasing the number of quality restaurants available on the Platform, with the goal of facilitating growth in diners and orders. Leveraging best practices from the launch of prior markets, we continuously refine our processes in onboarding new restaurants, deploying adequate resources to markets, sales and ongoing business development. We have historically focused our efforts on bringing in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establishing strong market presence or leadership positions in the markets in which we operate. As a result of recurring losses from operations and liquidity challenges, we have recently exited certain markets and had a significant reduction in the workforce involved in the operation of our Delivery Services Segment. The Company has experienced growth in revenue in the Third Party Payment Processing Referral Services Segment since the acquisition of the Cape Payment Companies in the third quarter of 2021 through the third quarter of 2022. Our strategy is to expand our ecosystem, which today is comprised of our restaurants, merchants, diners and independent contractor drivers, through the enhancement of our Platform and providing additional products and services, including the facilitation of access to third-party payment processing services for our ecosystem. We believe that the Third Party Payment Processing Referral Service is a business segment with opportunity for growth. We intend to focus resources on this business segment and pursue the following growth strategies to grow the Platform and our business.
Development of new products and services and investment in new technology
Our long-term business strategy includes development of new product offerings and services across our marketplace and investment in new technology, all of which should continue to enhance the user experience and service offerings of the Platform.
Remain in markets where we have a strong presence
We plan to focus on existing markets where we have a strong presence, exit markets where we have a weak presence, and continue improving our restaurant offerings and technology platform depth, continuing to enhance the quality of our customer service and increasing our presence in the local communities.
Pursue Strategic Acquisitions
We intend to selectively evaluate and pursue opportunities through strategic acquisitions or arrangements to provide complementary offerings of products and services.
Deliver an excellent diner experience
We believe that by tailoring experiences on our Platform to the nuances of local or regional markets, we should be able to improve the user experience and drive growth for our restaurant partners. We intend to continue to refine our customer support team to provide a high-quality experience to our diners.
Leverage relationships with our restaurant partners
We intend to utilize our existing relationships with diverse, high-quality restaurant partners to expand our presence within our current markets where we have a strong presence. In particular, we view facilitating access to third-party payment processing services as a complimentary offering to both expand and strengthen our relationships with our restaurant partners.
Marketing
The Platform is an important extension of restaurant branding. Restaurants promote the Platform as a feature for their diners through in-restaurant advertising collateral such as door stickers, table tents and push cards, and other promotional items. Our remaining sales and marketing initiatives are through paid digital marketing, social media strategies and local sponsorships. Our restaurant relationships also allow us to market third-party payment processing services and solutions.
Sales
Our sales team is particularly focused on offering restaurants access to our Third-Party Payment Processing Referral Service. Our sales team is uniquely positioned to facilitate access to third-party payment processing services to these restaurants. We view the existing restaurant relationships as a conduit through which we can engage with our restaurant partners to understand their needs and offer additional services and products as appropriate, such as facilitating access to third-party payment processing services.
Products and Services
Restaurant Products and Services
Restaurant Onboarding. We offer restaurants a streamlined onboarding process that features direct menu management and high levels of customer service from our market level management and restaurant support team.

Product Features. We provide restaurants with the ability to offer promotions and tailored daily specials, optimize orders through analytics and manage restaurant menus. The Platform includes a dedicated mobile application for restaurants which simplifies the aggregation of restaurant order and delivery tasks onto a central in-app controller and provides flexibility to edit menus based on inventory or promotions. This can be performed through user-friendly hardware that receives orders on-site and integrates them seamlessly into existing kitchen flow. We also provide integration with certain online ordering and point-of-sale vendors in order to further enhance our restaurant partners’ efficiency when fulfilling orders generated on our Platform. The Platform is also able to provide featured placement of certain restaurants within both the mobile and web applications.
Restaurant Support. We also provide restaurants with a team of support representatives to ensure timely responses to inquiries, contributing to an overall high-quality restaurant experience.
Delivery. We provide an ordering and delivery Platform for restaurants through a network of independent contractor drivers to address the growing demand for delivery services. We also provide delivery services for restaurants and other retailers who have ordering platforms without delivery.
Diner Products and Services
Features. The Platform simplifies the diner ordering process to a few steps. These include setting location, specifying delivery method, immediate or future order, selecting and customizing menu items and tracking orders until completion. Diners have search capabilities to locate a certain restaurant or search by cuisine type and can easily view their favorite restaurants and past orders.
Restaurant Selection and Customization. The restaurants on the Platform offer diners a wide array of cuisine types, both from local independent restaurants and national chain restaurants. Our goal is to create a personalized experience for diners, where they can tailor their orders to several layers of customization – getting what they want, when they want it.
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
Customers
During the year ended December 31, 2022, we served approximately 1 million Active Diners. For the years ended December 31, 2022 and 2021, none of the restaurants on the Platform or Active Diners accounted for 1% or more of the Company’s total revenue.
We acquired the Cape Payment Companies in August 2021 and receive residual payments from third-party payment processing solution providers in connection with referral services provided. For the year ended December 31, 2022, one payment processing solution provider accounted for approximately 5% of the Company’s total revenue and none of the other payment processing solution providers we received residual payments from accounted for more than 1% of the Company’s total revenue.
Competition
Our primary competition consists of other online ordering and delivery service providers, who compete with us for restaurants, merchants, diners and delivery drivers within the markets we serve. We experience intense competition from well-capitalized national delivery service providers in all of our markets that have much greater management and financial resources than us.

Additionally, we face competition from traditional offline options used by the vast majority of restaurants in our markets, including paper menus, telephone orders for delivery or takeout, and local advertising placed by restaurants. For restaurants, we believe we offer a more targeted marketing opportunity than traditional, offline, local advertising channels, providing exposure to our network of diners, who routinely access our Platform.
We compete with other independent sales organizations in facilitating access to third-party payment processing solutions and many of our competitors have substantially greater financial, technological and marketing resources than we do.
Impact of Macroeconomic Developments and COVID-19 on our Business
We are exposed to general economic conditions that are beyond our control, including macroeconomic developments and impacts related to inflation, increased gasoline prices and the ongoing effects of the COVID-19 pandemic, both globally and in the U.S. The inflationary trends that the U.S. is experiencing, as well as increased gasoline prices, affect all constituent groups in our ecosystem, including restaurants, consumers and independent contractor drivers. These groups may be negatively impacted by these economic conditions, which in turn could impact our financial position and results of operations. There is uncertainty of the duration of these macroeconomic conditions.
We have been able to operate effectively during the COVID-19 pandemic. There remains uncertainty as to whether or not the COVID-19 pandemic will continue to impact diner behavior, and if so, in what manner.
To the extent that macroeconomic factors, including inflation, increased gasoline prices and the COVID-19 pandemic adversely impact the Company’s business, results of operations, liquidity or financial condition, they may also have the effect of heightening many of the other risks described in the risk factors in this Form 10-K. Management continues to monitor the impact of recent macroeconomic trends and the ongoing impact of new COVID-19 variants and the possible effects on its financial position, liquidity, operations, industry and workforce.
Seasonality and Holidays
Our business tends to follow restaurant closure and diner behavior patterns with respect to demand of our service offering. In many of our markets, we have historically experienced variations in order frequency as a result of weather patterns, university summer breaks and other vacation periods. In addition, a significant number of restaurants tend to close on certain major holidays, including Thanksgiving, Christmas Eve and Christmas Day, among others. Further, diner activity may be impacted by unusually cold, rainy, or warm weather. Cold weather and rain typically drive increases in order volume, while unusually warm or sunny weather typically drives decreases in orders. Furthermore, severe weather-related events such as snowstorms, ice storms, hurricanes and tropical storms have adverse effects on order volume, particularly if they cause property damage or utility interruptions to our restaurant partners. The COVID-19 pandemic, as well as the federal government’s responses thereto, have historically had an impact on our typical seasonality trends and could impact future periods.
Technology and Intellectual Property
Our Platform uses scalable software to provide a consistent and robust user experience as user adoption increases. The internally developed Platform is purpose-built to streamline online ordering and fulfillment for consumers, merchants and restaurants. The Platform is 100% hosted in the cloud. Cloud hosting assists us with addressing potential capacity constraints that we may face as we grow our core applications and provide a level of redundancy, fault tolerance and cost effectiveness.
We protect our intellectual property through a combination of trademarks, trade dress, domain name registrations, trade secrets, patents, and copyrights.
As of December 31, 2022, we had registered trademarks covering “Waitr”, “Bite Squad” and “Delivery Dudes” and the stylistic designs associated with our brands. In June 2021, the Company entered into a License, Release and Settlement Agreement to settle all claims related to a lawsuit related to alleged trademark infringement based on the Company’s use of the “Waitr” trademark and logo. In connection therewith, the Company agreed to adopt a new trademark or tradename to replace the Waitr trademark. See Item 3, Legal Proceedings for additional details. In February 2023, the Company abandoned the Waitr trademark registration.

In 2021, we registered the domain name ASAP.com, along with several other related domain names, in connection with our comprehensive rebranding. In June 2022, we filed two trademark applications for “ASAP.” In August 2022, we initiated our rebranding initiative and introduced our new “deliver anything ASAP” business model, expanding our food-delivery services to a broader array of products. Our rebranding included the consolidation the Company’s technology platforms into a single application.
As of December 31, 2022, we filed two patent applications in the United States, which seek to cover proprietary inventions relating to our products and services. We may pursue further patents to the extent that management believes it will benefit the Company’s business and be cost effective.
Our employees are required to maintain proprietary and non-public information confidential and to assign any and all inventions or other intellectual property relating to the business to ASAP. The policies and applicable terms of use of the Platform also contain confidentiality and assignment of intellectual property provisions and restrict the distribution or use of the Company’s technology in unauthorized manners. Additionally, we enter into confidentiality agreements with consultants and contractors who are given access to confidential information about the Company.
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
Recent political, financial, and world events may have the effect of increasing scrutiny on technology companies and on gig economy enterprises reliant on an independent contractor workforce. Governmental entities have enacted, and may enact, new measures that are adverse to our business, like measures capping commissions charged to restaurant merchants that have been enacted in response to the COVID-19 pandemic in several state and city jurisdictions. Certain larger cities have enacted permanent regulations capping commissions charged to restaurant merchants and it is unclear whether this is a growing trend. As a result, we may be forced to either increase fees to consumers, if legally permitted, reduce our margins and profitability in such jurisdictions, or cease providing services in such jurisdictions, thereby reducing our geographic footprint and expansion opportunities. We may also be compelled to expend significant resources or discontinue certain services or features which could adversely affect our business.
While we hope to continue to expand and make our technology platform broadly available, these laws, regulations, and ordinances may limit our ability to expand geographically or require us to expend significant resources to modify our platform, systems, or alter our business model in order to do so. Further, if we are unable to comply with regulation imposed upon our business, we could be subject to regulatory proceedings, fines or other penalties, along with potential civil and criminal proceedings. Finally, such proceedings could become the focus of increased media attention or other negative impacts on our brand identity or our public relations initiatives, thereby adversely impacting our business, financial condition, and results of operations.
Human Capital
As of December 31, 2022, we had approximately 412 employees and at March 15, 2023, we had approximately 255 employees. We also engage consultants as needed. None of our employees are represented by a labor union with respect to their employment with the Company. We consider our relations with our employees to be satisfactory.
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
Corporate History
Waitr Incorporated began operations in 2014 in Lake Charles, Louisiana as a restaurant platform for online ordering and delivery services, and grew quickly, connecting restaurants and diners in various markets. Landcadia Holdings, Inc. (“Landcadia”) was a special purpose acquisition company (“SPAC”) whose business was to effect a business combination. The November 2018 merger between Waitr Incorporated and Landcadia (the “Landcadia Business Combination”) provided a platform for Waitr Incorporated to gain access to the U.S. public markets. Prior to the consummation of the Landcadia Business Combination, the common equity of the SPAC was traded on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “LCA”. Effective November 2018, the Company’s common equity began trading on Nasdaq under the ticker symbol “WTRH”.
In August 2022, we initiated our rebranding initiative and introduced our new “deliver anything ASAP” business model, expanding our food-delivery services to a broader array of products. Among our new business expansions is the Company’s proprietary in-stadium ordering technology, which allows fans to avoid the typical long lines at stadium concession areas. In connection with the Company’s rebranding, the Company changed the corporate name of “Waitr Inc.” to “ASAP Inc.” and its ticker symbol to “ASAP” in November 2022. We have secured an exclusive in-stadium mobile ordering agreement with MetLife Stadium, the New York Giants and the New York Jets. Additionally, we secured a mobile ordering agreement with the Florida Panthers, the first arena deal for the Company with a National Hockey League team. During the third quarter of 2022, we also entered into a partnership with FoodBoss, an industry leading online food delivery search engine.
In January 2019, the Company acquired BiteSquad.com, LLC (“Bite Squad”), an online ordering platform which was based in Minneapolis, Minnesota. The acquisition of Bite Squad (the “Bite Squad Merger”) expanded the Company’s scale and footprint. In March 2021, the Company completed the acquisition of Delivery Dudes, a third-party delivery business primarily serving the South Florida market (the “Delivery Dudes Acquisition”). In August 2021, the Company completed the acquisition of the Cape Payment Companies, which are in the business of facilitating merchant access to third-party payment processing solution providers (the “Cape Payment Acquisition”).
As previously disclosed, on January 26, 2022, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). The Company was given until July 25, 2022, to regain compliance with the Bid Price Rule. On July 28, 2022, in connection with the transfer of the Nasdaq listing from the Global Select Market to the Capital Market, the Company was granted by Nasdaq an additional 180-day grace period, or until January 23, 2023, to regain compliance with the Bid Price Rule. On January 24, 2023, the Company received written notice (the “Delisting Notice”) from the staff of Nasdaq notifying the Company that, as a result of the failure to regain compliance with the Bid Price Rule for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2), Nasdaq had determined that the Company’s common stock will be delisted from the Nasdaq Capital Market. The Company did not appeal this determination. Nasdaq suspended trading of the Company common stock on February 2, 2023 and our common stock concurrently commenced trading on the OTCQB Venture Market (“OTCQB”) under the same trading symbol, “ASAP.”
Reverse Stock Split
In November 2022, the Company filed a Certificate of Amendment to amend the Company’s Third Amended and Restated Certificate of Incorporation, which effected a one for twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its outstanding common stock. As a result of the Reverse Stock Split, every twenty shares of the Company’s common stock issued and outstanding immediately prior to the Reverse Stock Split was combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The Reverse Stock Split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.
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
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. Our business, prospects, financial condition and operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to the Company unless the context clearly indicates otherwise.
Risk Factor Summary
Following is a summary of the principal risk factors to our business, which risks are more fully described below the summary.
Risks Related to Our Operations
•inability to finance our operations through the sale or issuance of debt or equity securities or through bank or other financing as a result of the existence of substantial doubt about our ability to continue as a going concern;
•inability to successfully generate or otherwise obtain sufficient funds for our working capital needs, resulting in the need to substantially alter, or possibly discontinue, cease or curtail operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code;
•risks related to a shift in our business strategy;
•continuing to experience a decrease in the number of diners and number of orders or decrease in order sizes on the Platform;
•declines in our delivery service levels or lack of increases in business for restaurants;
•loss of restaurants on the Platform, including due to changes in our fee structure;
•inability to successfully expand our operations of facilitating the entry into merchant agreements by and between merchants and third-party payment processing solution providers;
•risks related to market closures and employee reductions;
•inability to achieve profitability in the future;
•risks related to our relationships with the independent contractor drivers, including shortages of available drivers, loss of independent contractor drivers, adverse conditions impacting independent contractor drivers, and possible increases in driver compensation;
•inflationary pressures, increased gasoline prices and other macroeconomic factors that are largely beyond our control;

•inability to maintain and enhance our brands, including degradation thereto resulting from our comprehensive rebranding initiative to change our visual identity, or occurrence of events that damage our reputation and brands, including unfavorable media coverage;
•seasonality and the impact of inclement weather, including major hurricanes, tropical cyclones, major snow and/or ice storms in areas not accustomed to them and other instances of severe weather and other natural phenomena;
•inability to manage operations;
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
•substantial competition in technology innovation and distribution and inability to continue to innovate and provide technology desirable to diners, restaurants and merchants;
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
•failure to maintain an effective system of disclosure controls and internal control over financial reporting (see Part II, Item 9A for details of the identification of a material weakness in our internal controls as of December 31, 2022); and
•failure to remediate a material weakness in, or inherent limitations associated with, our internal controls (see Part II, Item 9A).
Risks Related to Our Industry
•the highly competitive and fragmented nature of our industry;
•dependence on discretionary spending patterns in the areas in which the restaurants on our Platform operate and in the economy at large;

•general economic and business risks affecting our industry that are largely beyond our control;
•COVID-19 variants and continued pandemic concerns, or a similar public health threat that could significantly affect our business, financial condition and results of operations;
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
•the risk that the Notes (as defined in Note 11 of the Financial Statements) as well as other derivative securities (“Derivative Securities”), if exercised or converted into shares of our common stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our existing stockholders; and
•the risk that we fail to continue to meet all applicable OTCQB listing requirements in future periods and risks relating to the consequent delisting of our common stock from the OTCQB if we fail to meet continued listing requirements, which could further adversely affect the market liquidity of our common stock, the ability for us to raise capital, and could decrease the market price of our common stock significantly.
Risks Related to Our Operations
As required by ASC 205-40, Going Concern, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful.
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the consolidated financial statements contained in this report are issued. Management has focused its efforts on certain initiatives to improve its cash position, including consolidation of its technology platforms into a single application and cost reductions. For a discussion of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Additionally, management evaluated its existing cost structure and implemented cost savings initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. While the Company believes that the initiatives described above will result in improved liquidity and cash flow, there can be no assurance that the Company will be able to generate positive cash flow from operations in the future, affecting the Company’s ability to continue as a going concern.
The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 has been proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during 2022. Cash flow used in operations totaled $28.7 million for the year ended December 31, 2022. The Company has had recurring net losses, and as reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $575.9 million as of December 31, 2022. During the year ended December 31, 2022, pursuant to our ATM Program (as defined in Part II, Item 5), we sold 3,985,099 shares of the Company’s common stock for net proceeds of $12.7 million. The Company was delisted from Nasdaq on February 2, 2023, and as such, our ability to sell shares of common stock using the ATM Program going forward is impaired. The Company’s cash position has declined from $60.1 million at December 31, 2021 to $12.1 million as of December 31, 2022 and approximately $6.3 million as of March 31, 2023. We believe that we have sufficient cash on hand to fund operations through at least the second fiscal quarter of 2023.
As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital to supplement the Company’s capitalization and liquidity and expects that the Company will seek to additionally fund its operations through proceeds from one or more equity raises, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. Our ability to continue as a going concern may depend on our ability to obtain additional capital, as there can be no assurance that we will be able to generate positive cash flow from operations in the future. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Our consolidated results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.
The Company has had recurring net losses, a trend of negative cash flow from operations and a lack of liquidity. We may not experience improvements in our results of operations or liquidity position to the extent we anticipate, or at all.
The Company is facing liquidity challenges due to recurring operating losses and a trend of negative cash flow from operations. Our results of operations and cash positions have been adversely impacted primarily by declines in order volumes. The Company may not experience improvements in its results of operations or liquidity position in the foreseeable future. Accordingly, our continued operations could be dependent on our ability to raise additional capital. In the event we are unable to improve cash flow or otherwise obtain additional funds for our working capital needs, we may be forced to substantially alter, or possibly even discontinue, cease or curtail operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.
We are implementing a shift in our business strategy, and our efforts may not result in a successful growth strategy. The expansion of operations of our Third Party Payment Processing Referral Services Segment, while reducing operations in the Delivery Services Segment, could have an adverse impact on our results of operations and financial condition.
Historically, our operations have been related to online ordering technology in our Delivery Services Segment; however, we believe that potential for growth exists in our Third Party Payment Processing Referral Services Segment. As a result of recurring losses from operations and liquidity challenges, the Company has recently exited certain markets and had a significant reduction in the workforce involved in the operation of our Delivery Services Segment. The Company has experienced growth in revenue in the Third Party Payment Processing Referral Services Segment since the acquisition of the Cape Payment Companies in the third quarter of 2021 through the third quarter of 2022. We believe that the Third Party Payment Processing Referral Service is a business segment with opportunity for growth, although there can be no assurance that we will achieve any such growth. We intend to focus resources on this business segment, however, our efforts may not be successful and may not result in positive cash flow, profitable results or sufficient liquidity.
If we fail to retain existing diners or add new diners, or if our diners continue to decrease in number and number of orders or order sizes decrease on the Platform, our revenue, financial results, and business may be adversely affected.
Our historical financial performance has been significantly determined by our success in adding, retaining, and engaging Active Diners who make orders for delivery, dine-in or carryout using the Platform. Over the last three years, the number of Active Diners has declined and we have recently exited markets where we lack a strong market presence. To the extent that the number of our Active Diners continues to trend down, our business performance would continue to be adversely affected. If diners do not perceive the Platform to be useful, reliable, and trustworthy, we may not be able to retain diners or otherwise maintain or increase the frequency and amount of orders. A decrease in diner retention, growth, order frequency or overall order price will likely render the Platform less attractive to restaurants, which will have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could negatively affect diner retention, growth, and engagement, thereby adversely affecting our revenue, financial results, and future growth potential, including if:
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
•there are changes in diner sentiment about the quality or usefulness of the Platform, delivery quality, food quality or other products or concerns related to privacy and sharing, safety, security, or other factors;
•we are unable to manage and prioritize information to ensure diners are presented with menu items that are interesting, useful, and relevant to them;
•there are adverse changes in the Platform, delivery services or restaurant services or products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
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
•we, restaurants on the Platform, or other companies in the mobile food delivery or ordering industry are the subject of adverse media reports, adverse litigation, or long-term governmental regulation such as fee caps, or other negative publicity;
•restaurants develop their own direct-to-consumer applications or online ordering and delivery services; or
•further degradation of our Active Diner base and order frequency or our Average Daily Orders and Gross Food Sales.
If our delivery service levels decline or if restaurants do not see increases in business, restaurants could leave the Platform, reducing revenue and significantly harming our business.
Restaurants may not continue to do business with us or may be unwilling to pay service fees if we do not deliver in a timely, professional and friendly manner or if the restaurants do not believe that their investment in the Platform will produce an increase in revenue from delivery, dine-in or carryout orders. Our service fees and commission revenue and the availability of restaurants on the Platform could be negatively impacted by the following factors, among others:
•decreases in the number of Active Diners or Average Daily Orders on the Platform;
•loss of online or mobile food delivery market share to competitors, as we continue to face intense competition in our markets;
•inability to professionally and accurately display menu items to consumers on the Platform;
•adverse media reports or other negative publicity involving the Company, restaurants on our Platform or other companies in our industry; and
•the impact of macroeconomic conditions and conditions in the restaurant industry in general, including restaurant closures.
We generate a substantial amount of our revenue from restaurants viewed positively by diners. The loss of restaurants to other platforms could seriously harm our business.
Substantially all of our revenue is derived from items offered by restaurants to diners on the Platform. The number of Active Diners, Average Daily Orders and Gross Food Sales depends on the availability of quality items available on the Platform from restaurants viewed positively by diners. As is typical in our industry, restaurants do not agree to long-term contracts with us, and they are generally free to leave the Platform with minimal notice or to participate on competing platforms. While no single restaurant accounts for more than 10% of our revenue, most of the restaurants on our Platform participate on competing platforms, many of the restaurants on our Platform only recently started providing menu items on the Platform, and many restaurants spend a relatively small portion of their overall budget with us. Restaurants may not continue to do business with us if we do not increase revenues for them or provide delivery, dine-in or carryout ordering for diners in an effective manner, or if they do not believe that the use of the Platform will generate a competitive return relative to other alternatives, especially including from our competitors.
The retention of existing restaurants on the Platform could decline due to a number of factors. First, the cost of retaining existing restaurants on the Platform could increase substantially. Competition to advertise our services to restaurants has been increasing and could continue to increase as a result of increasing competition among similar companies for a finite pool of restaurants. In addition, the number of options available to restaurants may result in downward pressure on the prices that restaurants are willing to pay for our services. As more choices become available for diners to order delivery, dine-in or carryout from restaurants, the number and frequency of our word-of-mouth and/or organic referrals may decline. Our efforts to retain new restaurants in new geographical areas may not be successful.
If we fail to retain existing restaurants, especially those restaurants that are most popular with diners, our financial results could materially suffer.
The Company has recently exited certain markets and had employee reductions, which could have an adverse impact on our business and results of operations.
As part of cost reduction actions, the Company has recently exited certain markets where we didn’t have a strong market presence and we have also had a significant reduction in the number of employees involved in the operation of our Delivery Services Segment. A significant part of our revenue has historically been from our Delivery Services Segment. The closure of additional markets could have an adverse impact on our results of operations and liquidity. Additionally, our future success depends to a significant degree on the skills and efforts of not only our executive management, but also other key personnel. The reduction in our employee base or a failure to ensure that our remaining workforce can adequately handle our operating needs could have an adverse impact on our ability to operate our business.
Our revenues have decreased year-over-year, and we may never achieve profitability.
Our historical growth rates (including revenue and other key metrics) have declined and may not improve this year. The growth rates of Active Diners and Gross Food Sales have continued to decline over time as the market for our services matures, thereby impacting revenues. As our growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline further. There can be no assurance of any future profitable results of operations for various reasons, including without limitation insufficient growth, declining numbers of Active Diners or orders, declining revenue, increasing competition, costs to scale our business and technology and other risks described elsewhere in this Form 10-K.
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
Under certain circumstances specified in the payment card network rules, we could be required in the future to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we had failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Payment processing businesses involve complex financial, cybersecurity and other factors that may be difficult to us. We cannot ensure that the cost savings or additional revenue from becoming a payment processor would exceed the significant costs associated with that decision. While we are currently PCI compliant on our Platform, there can be no assurance that we will remain compliant.
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
Inflationary trends that the U.S. is experiencing as well as increased gasoline prices may have a negative impact on restaurants, consumers and independent contractor drivers, which in turn could continue to negatively impact our financial condition and results of operations. Inflationary pressures, increased gasoline prices and other macroeconomic factors have driven restaurant prices higher, which could negatively impact consumer demand and result in a decrease in order volumes. Additionally, operating costs of independent contractor drivers could be negatively impacted by inflationary pressures and increased gasoline prices, which could require us to spend more to procure independent contractor driver services. These macroeconomic factors are largely beyond our control and there is uncertainty as to the duration of these macroeconomic conditions.
If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of diners and restaurants may be impaired, and our business and financial results may be harmed. Unfavorable media coverage could seriously harm our business.
Our brands have historically contributed to the success of our business. We believe that maintaining and enhancing our brands is critical to our base of diners and restaurants. Many of our new diners are referred by existing diners, and, therefore, we strive to ensure that our diners remain favorably inclined towards the Platform and our online ordering service. Maintaining and enhancing our brands could depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative services, which we may not do successfully. We may introduce new services, products or terms of service that diners do not like, which may negatively affect our brands.

Additionally, the actions of restaurants that are on our Platform (or quality and safety of their food), independent contractor drivers and others may negatively affect our brands if consumers do not have a positive experience interacting with those parties after using the Platform. We may experience media, legislative, or regulatory scrutiny of our delivery and food safety record, our delivery experience, privacy matters or other issues, which may adversely affect our reputation and brands. We may also fail to provide adequate customer service, which could erode confidence in our brands. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brands, our business and financial results may be adversely affected.
Seasonality and the impact of inclement weather could adversely affect our operations and profitability.
We observe that diner behavior patterns and demand for the services we provide generally fluctuate during the year on our Platform. For example, order frequency tends to vary, primarily as a result of weather patterns, university summer breaks and other vacation periods. In addition, orders in cities or towns with college campuses tend to fluctuate with the start and end of the school year, which can comprise a large part of our overall revenue in certain locations. Our revenues fluctuate according to these patterns and due to the timing of certain holidays within each quarter and result in quarterly fluctuations. As a result, diner activity and demand for our services has historically been stronger in our first and fourth fiscal quarters as compared to our second and third fiscal quarters. In addition, other seasonality trends may develop and the existing seasonality and diner behavior that we experience may change or become more extreme, including as a result of factors outside of our control. The COVID-19 pandemic, as well as the federal government’s responses thereto, have had an impact on our typical seasonality trends and could impact future periods.
We sometimes experience large influxes of orders during inclement weather when consumers do not wish to leave their homes to eat restaurant food. Such inclement weather events are unpredictable in many cases and may continue to provide disruption in future periods in certain markets. In such events, the availability of independent contractor drivers could be limited due to unsafe driving conditions or the refusal or unwillingness of drivers to work during such weather events. This can result in substantially delayed delivery times and diner frustration with our services, reducing the willingness of consumers to order using the Platform in the future. We have in the past experienced increased order volume during certain holidays, while facing a simultaneous shortage in drivers, which can also result in substantial delivery delays and diner dissatisfaction. In addition, the likelihood of accidents may increase during inclement weather events, thereby increasing the costs to us of each delivery, exposing us to potential litigation or accident claims. Any of these events could substantially impact our revenue and results of operations and our ability to grow and operate our business.
Our inability to manage operations and meet demand could harm our operations and brands.
Occasions have arisen in the past in which we were not able to adequately meet surges in orders and consumer demand. We may be required to make substantial investments in the future in technology, customer service, sales and marketing infrastructure in order to adequately handle growth, surges in orders and consumer demands. We may not be able to effectively integrate, develop and motivate our employees. Furthermore, we may not be able to manage our operations effectively. If we do not manage our business and operations effectively, the quality of the Platform and efficiency of our operations could suffer, which could harm our brands, business and results of operations.
Our efforts to improve the experience of restaurants and diners may not be successful and the related investment may impact our profitability.
Our culture prioritizes an excellent diner and restaurant experience and loyalty. Our efforts in achieving improved diner and restaurant experience and loyalty may not produce the short-term or long-term benefits that we expect, in which case, our relationships with diners and restaurants, and our business could be materially adversely affected.
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
Our reputation and ability to attract, retain, and serve diners and restaurants depend upon the reliable performance of the Platform and its underlying technical infrastructure. We have experienced service disruptions, and may experience future disruptions, outages or other performance problems due to a variety of factors. As the Platform grows more complex, stores more information and services higher numbers of diners, its technical infrastructure could suffer. We may not be able to identify causes of performance issues or service disruptions.
Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If the Platform is unavailable when diners, independent contractor drivers or restaurants attempt to access it, or if it does not load as quickly as they expect, these key users may not return to the Platform as often in the future, or at all. As the amount and types of information shared on the Platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our diners, restaurants on the Platform and the independent contractor delivery drivers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from natural disasters, terrorism, or other catastrophic events.
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
We expect to continue to make significant investments to maintain and improve the availability of the Platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations would be harmed.
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
Personal data, internet security breaches or loss of data provided by diners or restaurants on our Platform could violate applicable law and contracts with key service providers and could result in liability to us, damage to our reputation and brands and harm to our business.
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
We rely on third-party billing and payment processing providers, many of whom may collect and store sensitive data, including legally protected personal information. Examples include third parties who process diner orders, payroll and other payments, and service providers who collect and store diner, restaurant, merchant or employee information. We may also process and store and use additional third parties to process and store sensitive intellectual property and other proprietary business information, including that of the restaurants on our Platform. While we intend to maintain data privacy and security measures that are compliant with applicable privacy laws and regulations, future security breaches could subject us and/or these third-party service providers to liability for violations of various laws, rules or regulations, civil liability, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
We have limited operational history and are subject to developmental risks associated with the development of any new business.
We lack significant operational history by which future performance may be judged or compared. Any future success that we may enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company. As a result, our past quarterly financial results do not necessarily indicate solid future performance. Investors should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Investors should not rely upon our past quarterly financial results as indicators of future performance. The numerous factors, which we are unable to predict or are outside of our control, include the following:
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
•Our ability to retain restaurants over long periods of time is uncertain;
•We may prove unable to attract and retain key employees and personnel to support growth;
•Seasonal and weather-related fluctuations in spending by consumers relating to food delivery can be unpredictable;
•The acceptable pricing of our services and commission fees to restaurants and diner fees to consumers is uncertain and has not been tested widely;
•Our ability to increase services, diner fees and other revenue does not enjoy long historical data trends and any increases in our costs may be met with adverse restaurant response that could materially negatively impact revenue as affected restaurants may withdraw from our Platform;

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
•Payment processing costs could increase and we have not proven that we can grow this business segment;
•Our internal controls may not be able to keep pace with necessary requirements from a business, accounting or legal point of view; and
•We may experience safety hazards or issues with independent contractor drivers or third parties that come into contact with the drivers, which could be difficult to predict and which could impact our operating costs and diner or restaurant use of the Platform.
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
•engagement of Active Diners with the Platform;
•the timing and market acceptance of products, including developments and enhancements to the Platform or our competitors’ products;
•customer service and support efforts;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our ability to attract, retain, and motivate talented employees, particularly software engineers.
Developing the Platform, which includes the Apps, websites and other technologies, entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced products or if our recently introduced products do not perform in accordance with our expectations, the restaurants and diners in our network may forego the use of our products in favor of those of our competitors.

The terms of the agreements governing our debt contain operating and financial covenants that may restrict our business and financing activities. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.
We are party to a Credit Agreement and Convertible Notes Agreement (see Part II, Item 8, Note 11 - Debt). These agreements include a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The aforementioned restrictions are subject to certain exceptions including the ability to incur additional indebtedness, liens, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and a number of other traditional exceptions that grant us continued flexibility to operate and develop our business. In certain cases, these covenants may impose limitations or restrictions on the manner in which we conduct our business and could place us at a competitive disadvantage to competitors. While these covenants include an affirmative covenant relating to the deliverance of audited annual financial statements to the administrative agent and lenders, accompanied by a report from an independent public accounting firm, which report shall be unqualified as to going concern and scope of audit, the Credit Agreement and Convertible Notes Agreement were amended in January 2023 to waive the requirement to deliver an audit report unqualified as to going concern with respect to the fiscal year 2022 financial statements.
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
We conduct our goodwill and intangible asset impairment test annually as of October 1, or more frequently if indicators of impairment exist, and we review the recoverability of long-lived assets, including acquired technology, capitalized software costs, and property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. As a result of the significant decline in the Company’s common stock price in mid-March 2022 and other macroeconomic and industry factors, thereby contributing to a decline in the Company’s market capitalization, we conducted an impairment test as of March 15, 2022. Additionally, as a result of continued declines in the Company’s common stock price and market capitalization during the third quarter of 2022, we conducted additional impairment tests as of September 30, 2022. As of December 31, 2022, as a result of the significant and sustained decline in the Company’s market capitalization during the fourth quarter of 2022, the Company conducted an impairment test for long-lived assets in the Delivery Services Segment. The impairment tests were conducted in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets, and ASC 350, Intangibles – Goodwill and Other. As a result of the ASC 360 and ASC 350 analyses, during the year ended December 31, 2022, we recognized non-cash pre-tax goodwill impairment losses totaling $121.1 million and non-cash pre-tax intangible and other asset impairment losses totaling $33.0 million. See Part II, Item 8, Note 9 – Intangible Assets and Goodwill for additional details.
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
We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract diners to the Platform. If we are unable to attract diners and convert them into Active Diners making orders in a cost-effective manner, our business and financial results may be harmed.
Our success depends on our ability to attract online diners to the Platform and convert them into orders in a cost-effective manner. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources to generate traffic to our websites and downloads of the Apps. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on websites owned and maintained by us.
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
The loss of senior management or key operating personnel could adversely affect our operations. We depend on skilled personnel to operate our business, and our failure to hire, retain or attract key personnel could adversely affect our business.
We depend on our executive officers, senior management team and other key operating and technology personnel. We cannot guarantee that we will continue to attract the personnel we need to execute our business strategy. If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. While we have entered into an employment agreement with our chief executive officer until January 2025, the rest of our executive team has entered into at-will employment arrangements. Our chief sales officer resigned in January 2023. If we are unable to retain or attract key talent or personnel, our operations could suffer, thereby materially adversely affecting our business.
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
Such adverse weather occurrences could materially impact orders on the Platform and delivery capabilities of independent contractor drivers, thus severely decreasing our revenue and increasing costs. Further, in the event of any such weather occurrence, our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of the restaurants on the Platform are closed for an extended period of time or these events result in significant disruption to telecommunications systems, including the Internet or mobile phone services. Any such events could materially and adversely affect our business and the results of our operations.
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
Companies in the Internet, technology, and mobile application industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not compete, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. See Item 3, Legal Proceedings, for a discussion of a June 2021 trademark infringement settlement.
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
We are involved in litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of breach of contract, allegations of intellectual property infringement, allegations of deceptive trade practices, allegations of false advertising, securities laws claims, physical damage and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although we believe that the Company maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property, deceptive trade practices or false advertising), insurance coverage is not guaranteed, there are limits to insurance coverage, and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. The nature of our business in particular subjects us to potential exposure resulting from vehicular accidents involving independent contractor drivers or our employees; while many of these negligence claims do not involve significant damage, from time to time certain vehicular accidents result in allegations of significant personal injury to, and medical expenses incurred by, third parties, and death. We actively manage claims alleging significant damages resulting from vehicular accidents. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood. We are also subject to third-party subpoenas as well as potential governmental proceedings, inquiries and claims. These lawsuits and proceedings may be time-consuming, expensive and disruptive to normal business operations.
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
We intend to continue to make investments to support our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve brand awareness, develop new product and service offerings or further improve the Platform and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.
If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.
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
As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Management has determined that our internal control over financial reporting was ineffective as of December 31, 2022 due to a material weakness in information technology general controls (“ITGCs”). For more information, see Item 9A within Part II of this Form 10-K. If we fail to adequately establish and maintain effective internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our business, our financial condition, and the trading price of our common stock.

Failure to remediate a material weakness in, or inherent limitations associated with, internal accounting controls could result in material misstatements in our financial statements.
As discussed above, management has identified a material weakness in our internal control over financial reporting related to our ITGCs and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We are taking steps to remediate the identified material weakness, including the implementation of updated controls related to our information technology change management policies and user access. However, we cannot be certain that such measures will remediate the identified material weakness or that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Our efforts to improve our internal controls are ongoing; however, there are inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. If we are unable to maintain effective internal control over financial reporting, or after having remediated such material weakness, fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations and may also restrict our future access to the capital markets. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
Risks Related to Our Industry
Our industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.
We compete with many traditional and online and mobile app ordering and general delivery companies of varying sizes, substantially all of which have greater access to restaurants, a wider range of services, a wider range of menu or delivery items, greater capital resources, or other competitive advantages. Competition is intense with competing food delivery companies. Traditional ordering techniques involve advertising by restaurants in low-cost paper publications and through traditional online and offline media channels, with consumers simply calling restaurants or delivery services to place orders. Traditional takeout or delivery services are often lower cost than the Platform and are difficult to disrupt. We also compete with smaller, regional and local companies that cover specific locations with specific restaurants or that offer niche services. We also compete, to a lesser extent, with restaurants that hire their own delivery drivers for online, mobile application or telephone orders. Numerous competitive factors could impair our ability to maintain or improve cash flow. These factors include the following:
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
•The continuing trend toward consolidation in the online and mobile app ordering and delivery industry could result in larger companies with greater financial resources and other competitive advantages, and we may not be able to compete with them and ultimately lose business and market share to these competitors;

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
Our business depends on discretionary spending patterns in the areas in which the restaurants on our Platform operate and in the economy at large. Economic downturns or other events (like coronavirus variants or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.
Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary spending patterns or economic slowdowns in the geographic areas in which restaurants on our Platform operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. We believe that consumers generally are more willing to make discretionary purchases, including delivery, dine-in or carryout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus or similar health/pandemic events), including high unemployment, inflation, rising gasoline prices, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect food and beverage sales throughout the restaurant industry, including orders through the Platform. Additionally, merchants on our Platform may be negatively impacted by general economic conditions, supply chain issues, labor shortages, inflation, or other macroeconomic factors, which could negatively impact their ability to fulfill orders. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food for delivery, dine-in or carryout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, continued impact of the COVID-19 pandemic, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using the Platform, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.
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
•recessionary economic cycles, downturns or other events (like the COVID-19 or similar widespread health/pandemic outbreaks); and
•closure of restaurants and economic impact on diners as a result of the ongoing COVID-19 pandemic.

The risks associated with these factors are heightened when the U.S. and/or global economy is weakened. Some of the principal risks during such times are as follows:
•We may experience low overall food and beverage order levels because our diners’ demand for our services generally correlate with the strength of the U.S. and, to a lesser extent, global economy;
•Certain of the restaurants on our Platform may face credit issues and cash flow problems, particularly if they encounter increased financing costs, decreased access to capital or loss of customers as a result of the COVID-19 pandemic or higher prices due to inflationary pressures, which may decrease diner demand for restaurant prepared food, and such issues and problems may affect the number of orders that occur through the Platform;
•Food ordering and dining out patterns may change as food supply chains are redesigned and customer tastes change, resulting in an imbalance between restaurants’ available menu items and the demands of Active Diners;
•Diners may select competitors that offer lower delivery charges, commission rates or other charges from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose restaurants offering food or diners ordering food through the Platform; and
•Disruptive health events or pandemics, such as the ongoing COVID-19 pandemic and the governmental regulatory response in connection therewith, may have significant, negative economic effects on the geographic areas in which we operate, which may include impacts to ordering, carryout, dine-in or delivery habits, availability of independent contractor delivery drivers, and restaurants’ ability to receive and prepare food. Additionally, many of our markets include colleges or universities whose populations fluctuate between semesters. Temporary closures or suspension of semesters by colleges and universities in response to the ongoing COVID-19 pandemic or other health events may have a material adverse effect upon our operations and financial results.
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
The business levels of restaurants on the Platform also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the availability of popular order items, reducing use of the Platform. A significant interruption in our normal order levels could disrupt our operations, increase our costs and negatively impact our ability to serve our diners.
In addition, events outside our control, such as strikes or other work stoppages at our facilities, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or ordering capabilities of the Platform. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.
We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.
The Company has thus far been able to operate effectively during the COVID-19 pandemic. However, there remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that new COVID-19 variant outbreaks, or a similar public health threat, adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in this Form 10-K.
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
We may face misclassification claims against the Company.
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
Diners demand quality food at reasonable prices. The ability of diners to obtain such quality food from restaurants they like on a timely basis through the Platform drives the primary value of the Platform. Our ability to provide diners with a high-quality and compelling ordering experience depends, in part, on diners receiving competitive prices, convenience, customer service and responsiveness from restaurants from whom they order. If these restaurants do not meet or exceed diner expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brands may be harmed, our ability to attract new diners to the Platform may be limited and the number of diners placing orders through the Platform may decline, which could have a material adverse effect on our business, financial condition and results of operations. Likewise, if restaurants face challenges or difficulties set forth elsewhere in these risk factors, the number of restaurants on the Platform could decline, the price of food could increase or customer service levels could suffer, all of which could harm our business and results of operations.
The nature of our business and content on the Platform exposes us to potential liability and expenses for legal claims that could materially affect our results of operations and business.
We face potential liability, expenses for legal claims and harm to our business relating to the nature of the delivery, dine-in and carryout food business, including potential claims related to food offerings, delivery and quality. For example, third parties have in the past and could in the future assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the independent contractor delivery drivers. Alternatively, we could be subject to legal claims relating to the sale of alcoholic beverages by restaurants on our Platform to underage diners.
Reports of food-borne illnesses, whether true or not, could adversely impact the results of our operations regardless of whether our diners actually suffer such illnesses from orders on the Platform. Food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. In addition, consumer preferences could be affected by health concerns about the consumption of foods provided on the Platform, even if those concerns do not directly relate to food items available on the Platform. A negative report or negative publicity, whether related to a restaurant on our Platform or to a competitor in the industry, may have an adverse impact on demand for the restaurants’ food and could result in decreased diner orders on the Platform. A decrease in orders or Active Diners as a result of these health concerns or negative publicity could materially harm our brands, business, financial condition and results of operations.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple markets for our services would be affected rather than a single market. We cannot assure that all food items will be properly maintained during delivery to diners or that the independent contractor drivers will identify food that is problematic upon pickup. If diners become ill from food-borne illnesses, we and/or restaurants on our Platform could be forced to temporarily suspend service. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to litigation and/or regulation by applicable governmental authorities.
We face the prospect of liabilities and expenses relating to the content and other information that we publish on the Platform, third-party sites and/or relating to our marketing efforts. We could face claims based on the violation of intellectual property rights, such as copyright infringement claims based on the unauthorized use of menu content or other items. Although we typically obtain a restaurant’s consent to publish their menu items prior to posting them on the Platform, we may not always be successful in obtaining such consent. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.
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
Banking laws and regulations could limit access to banking services and expose us to risk
Our receipt of payments from third-party financial institutions and/or Providers providing services for customers engaged in state-legal cannabis operations could also subject those institutions to the consequences of a variety of federal laws and regulations that involve money laundering, financial record keeping and proceeds of crime, including the Bank Secrecy Act (“BSA”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Racketeer Influenced and Corrupt Organizations Act, and any related or similar rules, regulations or guidelines, issued, administered or enforced by the federal government.
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
The Cape Payment Companies have not historically obtained state money transmitter licenses in connection with facilitating merchant access to Providers or financial institutions based on the position that the Cape Payment Companies themselves do not engage in the business of money transmission. However, certain state money transmitter licensing laws cover persons that advertise, solicit or hold themselves out as providing money transmission. Governmental authorities may interpret their money transmitter licensing laws overly broad, inquire about the licensing status of the Cape Payment Companies, assert that the Cape Payment Companies should be licensed based on the results of their inquiries, and seek to take enforcement action against the Cape Payment Companies, including assessing monetary fines, for purported past unlicensed activities. In response, the Cape Payment Companies may contest the governmental authority’s assertion or action, obtain the license, or cease doing business in the subject state. Such inquires may adversely affect our business and operations, including, the payments of fines, the cost to comply with state money transmitter laws, the loss of revenue from ceasing business in any state, and the impairment of our ability to raise additional capital.
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
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the ongoing COVID-19 pandemic, increased gasoline prices, inflation and other macroeconomic factors, supply chain disruptions or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If merchants make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, there are fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operations.
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
Risks Related to Ownership of Our Securities
We were delisted from the Nasdaq Capital Market in 2023, and the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease significantly.
As previously disclosed, on January 26, 2022, we received a letter from Nasdaq indicating that the Company was not in compliance with the Bid Price Rule. The Company was given until July 25, 2022 to regain compliance with the Bid Price Rule. On July 28, 2022, in connection with the transfer of the Nasdaq listing from the Global Select Market to the Capital Market, the Company was granted by Nasdaq an additional 180-day grace period, or until January 23, 2023, to regain compliance with the Bid Price Rule. On January 24, 2023, the Company received the Delisting Notice from the staff of Nasdaq. Trading of the Company common stock was suspended at the opening of business on February 2, 2023 and concurrently commenced trading on OTCQB.
Trading on the OTCQB may impact our ability to raise capital. Moreover, an investor may find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock in an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, our common stock is considered a “penny stock” under Section 3a51-1 of the Securities Act, which imposes additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, further limit the ability of investors to trade in our common stock. For these reasons and others, our recent delisting may affect the liquidity, trading volume and price of our securities, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.

The effective increase in the number of shares of our common stock available for issuance as a result of our Reverse Stock Split could result in further dilution to our existing stockholders.
The Reverse Stock Split alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the Reverse Stock Split. The Reverse Stock Split of our issued and outstanding shares was effected, increasing the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance. The additional available shares are available for issuance from time to time at the discretion of the Company’s board of directors (the “Board”) when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.
The market price of our common stock may be volatile and could decline.
The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the factors that could affect our stock price are:
•trading on the OTCQB rather than the Nasdaq Capital Markets;
•lack of trading volume;
•lack of liquidity;
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
The stock markets have experienced extreme volatility over time that has been unrelated to the operating performance of particular companies. From January 1, 2022 to March 15, 2023, the closing price of our common stock has ranged from a high of $15.60 per share to a low of $0.24 per share. These fluctuations may or may not be based upon any business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations in the future. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has sometimes been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

The market for our common stock may become limited, sporadic and volatile. Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.
Our common stock is currently traded on the OTCQB. Although our common stock is traded on the OTCQB, a regular trading market for our securities may not be sustained in the future. Quotes for stocks traded on the OTCQB generally are often difficult to obtain, and coverage of securities quoted solely on the OTCQB may be difficult to obtain. In addition, stocks quoted solely on the OTCQB tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.
Failure to maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if an active market for our common stock continues, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and any profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. Accordingly, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.
A low market price may severely limit the potential market for our common stock.
An equity security that trades below a certain price per share is subject to SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that is not traded on a recognized national exchange, and that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Since our common stock trades at a price of less than $5.00 per share, the additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time, and may lose their entire investment. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.
We do not currently intend to pay cash dividends.
We have not paid any cash dividends or declared any stock dividends on our common stock since incorporation. The payment of future cash dividends will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash or stock dividends will be at the discretion of the Board and is limited by restrictive covenants in our credit agreements. Our present policy is to retain all available funds for use in our operations and the expansion of our business. As such, the Board is not currently contemplating nor does it anticipate paying any dividends in the foreseeable future. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.
Future sales of a substantial number of shares by existing stockholders could cause our share price to decline.
Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. Substantially all of our outstanding shares of common stock are eligible to be sold into the public market without restrictions, subject to compliance by employees and directors with the Company’s insider trading policy for such parties that are covered thereby. Significant sales of our common stock could cause our share price to decline.
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
The Notes and other Derivative Securities are exercisable/convertible into shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
The Notes are convertible into up to 324,555 shares of common stock. In 2020, we issued our chief executive officer an option to purchase 478,620 shares of common stock at an exercise price of $7.40 per share, and in 2021 we issued him 156,716 performance-based restricted stock units and 175,000 time-based vesting restricted stock units. The shares of common stock issued upon exercise of these Derivative Securities (and restricted stock grants) and/or conversion of the Notes will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. Other equity-based awards were issued in 2021 that also could result in dilution and increased shares also eligible for resale in the public market. See Part II, Item 8, Note 11 - Debt, for the definition of Notes, and Part II, Item 8, Note 14 – Stock-Based Awards and Cash-Based Awards for a description of Mr. Grimstad’s option and other awards.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties consist of leased facilities for key administrative, operational and technology functions. Our corporate headquarters are located in Lafayette, Louisiana. We consider our current facilities, which are used by both of our reportable segments, suitable for their purpose and adequate to support our business. Additional information relative to lease obligations is included in Part II, Item 8, of this Form 10-K.
Item 3. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4.7 million in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, which was extended by eight additional months in exchange for a one-time payment of $800,000. During the three months ended March 31, 2022, the Company accrued an $800,000 reserve in connection with its option to extend the license period by an additional eight months. The $800,000 legal reserve and $4.7 million legal settlement are included in other expense in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al. v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1.25 million reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet at December 31, 2022.
In September 2019, Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who issued her Report and Recommendation to the District Court Judge that the motion to dismiss be granted in all respects. On August 10, 2022, the Court ruled in favor of the Company and its former officers and directors on all claims and dismissed the case with prejudice. The deadline for appeal has passed with no action from plaintiffs; the judgment dismissing the case with prejudice is now final.
In November 2022, the Company was named as a defendant in Jenson et al. v. Bitesquad.com, LLC, No. 22-cv-03044 (NEB), filed in Minnesota state court. The plaintiffs, three customers purporting to represent a class, allege that the Company’s advertising is false and misleading in that the Company’s “free delivery” promotions violate the Minnesota Uniform Deceptive Practices Act and the Minnesota False Statement in Advertising Act as a result of the Company charging “other fees” on such orders that plaintiffs assert constitute a “delivery charge.” The plaintiffs seek unspecified damages as well as injunctive and declaratory relief. The Company removed the case to the United States District Court for the District of Minnesota under the Class Action Fairness Act. Based on the existence of an arbitration provision in the BiteSquad website “terms and conditions” section, the Company then moved to compel arbitration under the Federal Arbitration Act. The parties briefed and presented arguments on this motion to the court on March 8, 2023 and are waiting on the court’s ruling. The Company believes that this lawsuit lacks merit and that it has strong defenses to all claims alleged. The Company continues to vigorously defend the lawsuit.
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
In May 2020, the Company was named as a defendant in Mary Ritchey, Individually and as Conservator for A.M., a minor, vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0722 LWC, and Robert P. McPherson vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0764 LWC, consolidated and which is currently pending in the Circuit Court of the First Circuit, State of Hawaii. This action is a result of an automobile accident that occurred in October 2018 involving an employee of a Company subsidiary and the alleged substantial injuries and damages as a result thereof. Discovery is ongoing, as well as the motion practice. The court recently granted plaintiffs’ motion to continue trial, and the trial has been rescheduled for June 2024. The Company intends to vigorously defend this lawsuit.
In May 2020, the Company was named as a defendant in Jessie Stewart, Bradley Stewart & Sheila Ludwig vs. Waitr Inc. of LA., Waitr Holdings, Inc., Delivery Logistics, LLC, et al, in the 22nd Judicial District Court, St. Tammany Parish, Louisiana. This action is a result of an automobile accident that occurred in April 2020 involving an independent contractor and the mother of the three plaintiffs, alleging substantial damages based on the injuries sustained in the accident and the ultimate death of the mother subsequent to the automobile accident. Discovery is ongoing and no trial date has been set. The Company intends to vigorously defend this lawsuit.
In addition to the lawsuits described above, the Company is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although the Company believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood. See Risk Factors – “We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability and expenses for legal claims from the normal course of business activities.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock began trading on Nasdaq under the symbol “WTRH” on November 16, 2018. In connection with the Company’s rebranding, the Company’s common stock began trading on Nasdaq under the new trading symbol “ASAP” effective as of November 22, 2022. On February 2, 2023, the Company common stock was delisted from Nasdaq and began trading on the OTCQB under the same symbol, “ASAP”.
As of the close of business on March 15, 2023, there were approximately 5,742 stockholders of record of the Company’s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories. The market for our common stock is volatile and subject to fluctuations, as the closing bid price between January 1, 2022 through March 15, 2023 has ranged from a high of $15.60 per share to a low of $0.24 per share.
Reverse Stock Split
On November 18, 2022, the Company filed a Certificate of Amendment to amend the Company’s Third Amended and Restated Certificate of Incorporation, which effected a one for twenty (1:20) Reverse Stock Split of its outstanding common stock. As a result of the Reverse Stock Split, every twenty shares of the Company’s common stock issued and outstanding immediately prior to the Reverse Stock Split was combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The Reverse Stock Split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.
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
Issuer Purchases of Equity Securities
During the three months and year ended December 31, 2022, the Company did not repurchase any of its common stock.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
ATM Offerings
In November 2021, the Company entered into a third amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million, through Jefferies LLC as its sales agent. There were no sales of common stock pursuant to the third amended and restated open market sale agreement after April 12, 2022. In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to the ATM Program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million. The issuance and sale of shares by the Company under the open market sales agreements were made pursuant to the Company’s effective registration statements on Form S-3. Details of sales pursuant to the ATM Program are included in the table below. As of December 31, 2022, approximately $44.3 million remained unsold under the August 2022 ATM Program.

See Part II, Item 8, Note 20 - Subsequent Events for details regarding sales pursuant to the ATM Program in January 2023. The Company doesn’t anticipate effecting any further sales under its fourth amended and restated open market sales agreement in 2023.

	Sales during the year ended December 31, 2022
	November 2021 ATM Program	August 2022 ATM Program	Total
Total shares sold	603,749	3,381,350	3,985,099
Average sales price per share	$11.94	$1.67	$3.23
Gross proceeds (in thousands)	$7,211	$5,660	$12,871
Net proceeds (in thousands)	$7,120	$5,545	$12,665
Unregistered Sales of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. The Company does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Dollar amounts in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are expressed in thousands, except as otherwise noted.
All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:20 Reverse Stock Split that became effective on November 18, 2022, as if it had taken place as of the beginning of the earliest period presented.
Overview
ASAP.com, the on-demand delivery brand for Waitr Holdings Inc., operates an online ordering technology platform (the “Platform”) using the “deliver anything ASAP” model, making it easy to order food, alcohol, convenience, grocery, flowers, auto parts and more. The Platform also includes proprietary in-stadium mobile ordering technology, providing an enhanced fan experience at sports and entertainment venues. The Platform provides delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. Our strategy is to bring in the logistics infrastructure to underserved populations of restaurants, grocery stores and other merchants and establish strong market presence or leadership positions in the markets in which we operate.
Prior to the three months ended September 30, 2022, the Company concluded that we had one operating segment as the operations related to the facilitation of access to third parties that provide payment processing solutions to merchants and restaurants were not material to the Company’s consolidated operations. During the three months ended September 30, 2022, as Third-Party Payment Processing Referral Services became more significant to the operations of the Company, our CODM began to manage operations and assess the Company’s performance based on the operations of the Delivery Services and Third-Party Payment Processing Referral Services areas separately, and we now have two reportable operating segments. See Part II, Item 8, Note 17 – Segment Information for additional information on the Company’s segments.

In August 2022, we initiated our rebranding initiative and introduced our new “deliver anything ASAP” business model, expanding our food-delivery services to a broader array of products. Among our new business expansions is the Company’s proprietary in-stadium ordering technology, which allows fans to avoid the typical long lines at stadium concession areas. We have secured an exclusive in-stadium mobile ordering agreement with MetLife Stadium, the New York Giants and the New York Jets. Additionally, we secured a mobile ordering agreement with the Florida Panthers, the first arena deal for the Company with a National Hockey League team. During the third quarter of 2022, we also entered into a partnership with FoodBoss, an industry leading online food delivery search engine.
At December 31, 2022, our Platform included restaurants in approximately 800 cities and at March 15, 2023, our Platform included restaurants in approximately 725 cities. Average Daily Orders for the years ended December 31, 2022 and 2021 were approximately 16,559 and 32,859, respectively, and revenue was $111,801 and $182,194, respectively.
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve its cash position, including a consolidation of the Company’s technology platforms into a single application and cost reductions. The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional equity capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” below for additional details.
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
There remains uncertainty as to whether or not the pandemic will continue to impact diner behavior, and if so, in what manner. To the extent that the COVID-19 pandemic adversely impacts the Company’s business, results of operations, liquidity or financial condition, it may also have the effect of heightening many of the other risks described in the risk factors in the Company’s 2022 Form 10-K. Management continues to monitor the impact of the COVID-19 outbreak and the possible effects on its financial position, liquidity, operations, industry and workforce.
Nasdaq Delisting
On January 24, 2023, the Company received the Delisting Notice from the staff of Nasdaq notifying the Company that, as a result of the failure to regain compliance with the Bid Price Rule for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2), Nasdaq had determined that the Company’s common stock will be delisted from the Nasdaq Capital Market. The Company did not appeal this determination. Trading of the Company common stock was suspended from Nasdaq at the opening of business on February 2, 2023 and concurrently commenced on the OTCQB under the same trading symbol, “ASAP”.

Smaller Reporting Company and Filer Status
As a result of our aggregate worldwide market value of our common stock held by non-affiliates being less than $60,000 as of the last business day of our second quarter ended June 30, 2022, the Company qualified as a smaller reporting company for the filing of the Form 10-Q for the three months ended June 30, 2022. Management has elected to reflect the smaller reporting company status with the filing of this Form 10-K for the fiscal year ended December 31, 2022 and is following the reporting requirements with respect to smaller reporting companies commencing with this Form 10-K for the fiscal year ended December 31, 2022 and continuing with quarterly reports on Form 10-Q for fiscal 2023.
Additionally, the aggregate worldwide market value of our common stock held by non-affiliates as of the last business day of our second quarter ended June 30, 2022 is used in the determination of our filer status for the filing of our Form 10-K for the year ended December 31, 2022 and for our quarterly reports on Form 10-Q for 2023. Based on the aggregate worldwide market value of our common stock held by non-affiliates as of the last business day of the second quarter ended June 30, 2022, we are a non-accelerated filer for the filing of this Form 10-K for the year ended December 31, 2022 and will be a non-accelerated filer for the filing of our quarterly reports on Form 10-Q for fiscal 2023.
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
Revenue recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue recognition involves judgement in determining whether we are the principal or the agent in the transaction. The majority of our revenue includes transaction fees from restaurants and fees from diners when diners place an order on the Platform. We have determined that the Company is an agent of the restaurant and the diner in the transaction and accordingly, we recognize transaction fees earned on a net basis. The Company acts as an agent for the restaurant in facilitating the sale of products to the diners through our Platform and the diner uses our Platform to identify restaurants and place an order from the restaurant. The Company has no control over the items prior to them being transferred to the diner, and only facilitates the order by the diner from the restaurant. The assessment of whether we are considered principal or agent could impact the accounting for certain payments to restaurants and diners and change the amount of revenue recognized.
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
Goodwill and other long-lived assets, including valuation and recoverability
Goodwill represents the excess purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business combinations. Determining the fair value of goodwill and intangible assets requires the Company to make significant assumptions, including projections of future events and operating performance. Estimates of fair value are inherently uncertain, and as a result, actual results may differ from estimates. The Company conducts its goodwill impairment test annually as of October 1, or more frequently if indicators of impairment exist. Additionally, the Company reviews the recoverability of its long-lived assets, including acquired technology, capitalized software costs, and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.
The Company had a significant amount of goodwill at December 31, 2021 associated with previous acquisitions, including $106,734 from the Bite Squad Merger, $14,343 from the Delivery Dudes Acquisition and $9,547 from the Cape Payment Acquisition. During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges totaling $121,088 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, continuing through the third quarter of 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs and capital expenditures), discount rate, long-term growth rate and tax rates for the reporting unit under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach.
At December 31, 2021, the Company had intangible assets with a net carrying value of $43,126 and property and equipment with a net carrying value of $3,763. As a result of the significant and sustained decline in the Company’s market capitalization during the fourth quarter of 2022, the Company conducted an impairment test of intangible and other long-lived assets for the Delivery Services Segment at December 31, 2022. During the year ended December 31, 2022, we recognized non-cash intangible and other asset impairment charges totaling $32,957 to write-down the carrying value of the assets to their estimated fair value. Trade names were valued using the Income Approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade names in the form of royalty payments that would be paid to the owner of the trade names in return for the rights to use the trade names. As management did not envision a clear path to profitability in the foreseeable future, the customer relationships and developed technology intangible assets were valued using an Income Approach with consideration given to liquidation values. Such assets were determined to have minimal value and were fully impaired. As the Company’s property and equipment assets were not supported by cash flows from operating activities, the fair value measurements were determined using cost and market approaches, along with consideration of orderly liquidation values (OLV). On an asset-by-asset basis, estimated values for property and equipment were based on the lower of the estimated OLV and the assets’ initial net carrying value as of the valuation date of December 31, 2022.
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
The Company recognized total stock-based compensation expense of $5,703 for the year ended December 31, 2022. As of December 31, 2022, there was $10,166 of unrecognized stock-based compensation expense related to unvested time-based restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
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
Insurance reserves
The Company maintains insurance coverage for business risks in customary amounts believed to be sufficient for our operations, including, but not limited to, workers’ compensation, auto and general liability. These plans contain various self-insured retention levels for which we provide accruals based on the aggregate of the liability for claims incurred and an estimate for claims incurred but not reported. We review our estimates of claims costs at each reporting period and adjust our estimates when appropriate. Ultimate loss results may differ from our estimates, which could result in losses over our reserved amounts. We use third-party actuarial specialists to assist in estimating our claims costs. As of December 31, 2022 and 2021, $7,349 and $4,305, respectively, in outstanding workers’ compensation and auto policy reserves are included in the consolidated balance sheet.
Loss exposure related to claims
The Company had an outstanding medical contingency claim at December 31, 2021 (the “Medical Contingency”) which was measured at fair value using various unobservable inputs reflecting the Company’s assumptions used in developing the fair value estimate. The Company engaged third-party actuaries to assist in estimating the fair value of the Medical Contingency. The inputs used in the measurement, particularly life expectancy and projected medical costs, were sensitive inputs to the measurement and changes to either could have resulted in significantly higher or lower fair value measurements. See Part II, Item 8, Note 13 – Commitments and Contingent Liabilities and Note 16 – Fair Value Measurements for additional details. During the three months ended September 30, 2021, as a result of the death of the individual associated with the Medical Contingency, there was a change in accounting estimate of the total outstanding liability. The estimated loss exposure was updated to reflect the liability for remaining unpaid medical expenses and dependent death benefits and reflects the Company’s assumptions regarding such expenses. The change in estimate of the Medical Contingency totaled $16,715 and was recognized as other income in the consolidated statement of operations for the year ended December 31, 2021.
At March 31, 2022, management no longer deemed the Medical Contingency a liability requiring fair value measurement estimation as the remaining liability at such time consisted entirely of discrete costs related to certain unpaid medical expenses. Accordingly, the Medical Contingency was transferred out of the Level 3 fair value hierarchy. As of

December 31, 2022, the Medical Contingency totaled $366 and was included in other current liabilities in the consolidated balance sheet.
Recently Adopted Accounting Standards and Pending Standards
For a description of accounting standards adopted during the year ended December 31, 2022, see Part II, Item 8, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K. Also described in Note 2 are pending standards and their estimated effect on our consolidated financial statements.
Through year-end 2020, we qualified as an “emerging growth company” pursuant to the provisions of the JOBS Act. As an emerging growth company, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Effective January 1, 2021, we were no longer an emerging growth company. Accordingly, for fiscal year 2021, we were required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. As a result of our aggregate worldwide market value of our common stock held by non-affiliates being less than $60,000 as of the last business day of our second quarter ended June 30, 2022, the Company now qualifies as a smaller reporting company and management has elected to reflect the smaller reporting company status with the filing of this Form 10-K for the fiscal year ended December 31, 2022. As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting for this Form 10-K for the year ended December 31, 2022.
Factors Affecting the Comparability of Our Results of Operations
Acquisitions. The Bite Squad Merger, Delivery Dudes Acquisition and Cape Payment Acquisition were considered business combinations in accordance with ASC 805 and have been accounted for using the acquisition method. Under the acquisition method of accounting, total purchase consideration, acquired assets, assumed liabilities and contingent consideration are recorded based on their estimated fair values on the acquisition date. For each of these acquisitions, the excess of the fair value of purchase consideration over the fair value of the assets less liabilities acquired (and contingent consideration when applicable) was recorded as goodwill on our consolidated balance sheet as of December 31, 2021. The results of operations of Bite Squad, Delivery Dudes and Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates, January 17, 2019, March 11, 2021 and August 25, 2021, respectively.
In connection with the Delivery Dudes Acquisition and Cape Payment Acquisition, the Company incurred direct and incremental costs during the year ended December 31, 2021 of approximately $1,614, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in such period.
We continue to evaluate potential acquisition targets and may pursue acquisitions in the future. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.
Goodwill and Long-Lived Asset Impairments. During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges totaling $121,088 to write down the carrying value of goodwill to its implied fair value. Additionally, we recognized non-cash impairment charges on intangible and other assets totaling $32,957. Determining the fair value of a reporting unit and intangible and other assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or long-lived assets will not be impaired in future periods. Significant goodwill and intangible and other asset impairments may impact the comparability of our results from period to period.
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
Key Factors Affecting Our Performance
Efficient Market Penetration. Our competition has negatively impacted our recent cash flow, which is dependent on successful restaurant, merchant, diner and driver penetration of our markets. Failure in achieving our targeted scale could adversely affect our working capital, which in turn, would continue to negatively impact our financial condition.
Our Restaurant, Diner and Driver Network. A significant part of our strategy is to maintain our network of restaurants, merchants, diners and independent contractor drivers using the Platform. If we fail to retain existing restaurants, merchants, diners and independent contractor drivers using the Platform, or to add merchants, diners and independent contractor drivers to the Platform, our revenue, financial results and business may be adversely affected.
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
Average Order Size. We calculate Average Order Size as Gross Food Sales for a given period divided by the number of completed orders during the same period. Average Order Size is an important metric for us because the average value of food sales on our Platform is a key revenue driver.

	Year Ended December 31,
Key Business Metrics(1)	2022	2021
Active Diners (as of period end)	959,882	1,671,437
Average Daily Orders	16,559	32,859
Gross Food Sales (dollars in thousands)	$316,521	$542,447
Average Order Size (in dollars)	$52.37	$45.23
_______________
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

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Year Ended December 31,
(in thousands, except percentages(1))	2022	% of Revenue	2021	% of Revenue
Revenue	$111,801	100%	$182,194	100%
Costs and expenses:
Operations and support	60,055	54%	108,599	60%
Sales and marketing	29,388	26%	19,198	11%
Research and development	4,454	4%	4,156	2%
General and administrative	38,010	34%	45,042	25%
Depreciation and amortization	13,296	12%	12,429	7%
Goodwill impairment	121,088	108%	—	—%
Intangible and other asset impairments	32,957	29%	186	—%
Loss on disposal of assets	288	—%	158	—%
Total costs and expenses	299,536	268%	189,768	104%
Loss from operations	(187,735)	(168%)	(7,574)	(4%)
Other expenses (income) and losses (gains), net:
Interest expense	5,664	5%	7,074	4%
Other expense (income)	13,310	12%	(9,443)	(5%)
Net loss before income taxes	(206,709)	(185%)	(5,205)	(3%)
Income tax expense	80	—%	24	—%
Net loss	$(206,789)	(185%)	$(5,229)	(3%)
_______________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the years ended December 31, 2022 and 2021. The results of operations of Delivery Dudes and the Cape Payment Companies are included in our consolidated financial statements beginning on the acquisition dates of March 11, 2021 and August 25, 2021, respectively (see Part II, Item 8, Note 5 – Business Combinations of this Form 10-K).
Revenue

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Revenue	$111,801	$182,194	(39%)
See Part II, Item 8, Note 4 – Revenue for details of revenue by operating segment. Revenue decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of decreased order volumes in our Delivery Services Segment. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in the year ended December 31, 2022 compared to the year ended December 31, 2021. The Average Order Size was $52.37 for the year ended December 31, 2022, compared to $45.23 for the year ended December 31, 2021, an improvement of 16%.
Revenue for our Third-Party Payment Processing Referral Services Segment includes revenue from the Cape Payment Companies beginning on the acquisition date of August 25, 2021.

Operations and Support

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Operations and support	$60,055	$108,599	(45%)
As a percentage of revenue	54%	60%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower driver operations costs in our Delivery Services Segment as a result of decreased order volumes.
Sales and Marketing

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Sales and marketing	$29,388	$19,198	53%
As a percentage of revenue	26%	11%
Sales and marketing expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily attributable to our Delivery Services Segment due to increased marketing spend, increased marketing support fees and the payment of stadium sponsorship agreement fees.
There was also an increase in referral agent commission expense related to our Third-Party Payment Processing Referral Services Segment. Referral agent commission expense for the year ended December 31, 2021 represents results during the partial period beginning on the acquisition date of August 25, 2021.
Research and Development

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Research and development	$4,454	$4,156	7%
As a percentage of revenue	4%	2%
Research and development expense is primarily related to costs associated with our Delivery Services Segment. The expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the hiring of product and engineering personnel in early 2022 to further develop and refine our Platform.
General and Administrative

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
General and administrative	$38,010	$45,042	(16%)
As a percentage of revenue	34%	25%
General and administrative expense decreased in dollar terms in the year ended December 31, 2022 compared to December 31, 2021, primarily due to decreased stock-based compensation expense and decreased recruiting costs, partially offset by an increase in insurance expense. Decreased order volumes during the year ended December 31, 2022 resulted in an increase in general and administrative expenses as a percentage of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Depreciation and Amortization

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Depreciation and amortization	$13,296	$12,429	7%
As a percentage of revenue	12%	7%
Depreciation and amortization expense increased in dollar terms and as a percentage of revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by an increase in amortization expense on intangible assets acquired in the Delivery Dudes Acquisition and Cape Payment Acquisition.
Goodwill Impairment
During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges totaling $121,088 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, continuing through the third quarter of 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. See Part II, Item 8, Note 9 – Intangible Assets and Goodwill for additional details.
Intangible and Other Asset Impairments
During the year ended December 31, 2022, the Company recognized intangible and other asset impairment charges totaling $32,957 to write down the carrying value of intangible assets and other long-lived assets to fair value. The impairment charges related to our Delivery Services Segment and were primarily a result of the significant and sustained decline in the Company’s market capitalization through the fourth quarter of 2022. See Note 9 – Intangible Assets and Goodwill and Note 8 – Property and Equipment, Net for additional details.
Other Expenses (Income) and Losses (Gains), Net

	Year Ended December 31,		Percentage change
	2022	2021	2021 to 2022
	(dollars in thousands)
Other expenses (income) and losses (gains), net	$18,974	$(2,369)	(901%)
As a percentage of revenue	17%	(1)%
For the year ended December 31, 2022, other expenses (income) and losses (gains), net primarily consisted of $9,499 of induced conversion expense for the Notes (see Part II, Item 8, Note 11 – Debt) and $5,559 of interest expense associated with the Term Loan and Notes. Other expenses (income) and losses (gains), net for the year ended December 31, 2021 primarily consisted of $16,715 of income from the change in estimate of the Medical Contingency, $4,700 of other expense for a legal settlement, $1,250 of other expense for an accrued legal contingency and $6,917 of interest expense associated with the Term Loan and Notes. See Part II, Item 8, Note 11 – Debt for definitions of Term Loan and Notes, Note 13 – Commitments and Contingent Liabilities for additional details on the accrued legal contingency and Note 16 – Fair Value Measurements for the additional details on the Medical Contingency.
Income Tax Expense
Income tax expense for the years ended December 31, 2022 and 2021 was $80 and $24, respectively, entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

Segments Adjusted EBITDA
The CODM evaluates segment performance primarily based on segment adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: operations and support, sales and marketing, research and development, general and administrative and certain non-operating expenses associated with our segments. Excluded from segment adjusted EBITDA are non-cash items and other items that do not reflect our core operations. The following table presents information about our segments, with a reconciliation of total segments adjusted EBITDA to net loss from continuing operations of the consolidated Company (in thousands):

	Year Ended December 31,
	2022	2021
Segments adjusted EBITDA:
Delivery Services Segment	$(15,995)	$14,800
Third-Party Payment Processing Referral Services Segment	447	756
Total segments adjusted EBITDA	(15,548)	15,556
Reconciling items:
Interest expense	(5,664)	(7,074)
Income taxes	(80)	(24)
Depreciation and amortization expense	(13,296)	(12,429)
Goodwill impairment	(121,088)	—
Stock-based compensation expense	(5,703)	(7,974)
Loss on disposal of assets	(288)	(158)
Intangible and other asset impairments	(32,957)	(186)
Induced conversion expense related to Notes	(9,499)	—
Change in fair value of contingent consideration liability	1,939	(253)
Medical contingency change in estimate	—	16,715
Transaction related expenditures and other non-recurring adjustments	(3,805)	(3,452)
Accrued legal contingency and reserve	(800)	(5,950)
Net loss from continuing operations	$(206,789)	$(5,229)
See Results of Operations above for a discussion of operational results by segment.
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
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 has been proceeds from the issuance of our common stock. The Company has had a trend of negative cash flow from operations during 2022. Cash flow used in operations totaled $28,716 for the year ended December 31, 2022. During the second quarter of 2022, the Company’s cash position was impacted by the utilization of $20,000 in cash to pay down debt in consideration for an extension of the debt maturity for each credit facility by six months to May 15, 2024. The Company has had recurring net losses, and as reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $575,924 as of December 31, 2022. During the year ended December 31, 2022, pursuant to our ATM Program, we sold 3,985,099 shares of the Company’s common stock for net proceeds of $12,665. The Company’s cash position has declined from $60,111 at December 31, 2021 to $12,066 as of December 31, 2022 and approximately $6,300 as of March 31, 2023. We believe that we have sufficient cash on hand to fund operations through at least the second fiscal quarter of 2023.
In an effort to alleviate these conditions, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management may seek to to raise additional equity capital, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. The Company doesn’t anticipate utilizing its ATM Program in fiscal 2023.
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
We are continuously reviewing our liquidity and anticipated working capital needs based on overall market and economic factors. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of capital on favorable terms, if at all. The failure to successfully implement our strategy to raise capital while also achieving cost savings will adversely impact our financial condition, which impact could be material, could reduce the period of time for which our anticipated working capital needs will be sufficient, and could result in the Company terminating, curtailing or ceasing operations or pursuing other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the twelve-month period following the date the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.
Sponsorship Agreements
In July 2022, the Company entered into a multi-year sponsorship agreement pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium (see Part II, Item 8, Note 13 – Commitments and Contingent Liabilities). The term of the MetLife Sponsorship Agreement is five Contract Years (as defined below) and will expire on March 31, 2027. In connection with the MetLife Sponsorship Agreement, the Company committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period on a straight-line basis. The sponsorship fees are generally payable in quarterly installments. Remaining commitments under the MetLife Sponsorship Agreement as of December 31, 2022 include the following amounts payable in fiscal years 2023 through 2026, respectively: $1,732, $1,820, $1,920 and $2,006.
In September 2022, the Company entered into a multi-year sponsorship agreement with the National Hockey League’s Florida Panthers pursuant to which the Company will serve as the official mobile ordering platform used at the FLA Live Arena. The term of the agreement with the Florida Panthers is approximately four years and will expire on June 30, 2026. Remaining commitments under the agreement as of December 31, 2022 include the following amounts payable is fiscal years 2023 through 2026, respectively: $282, $296, $311, and $159.

Debt
In May 2022, the Company used $20,000 in cash to pay down a portion of the Term Loan in consideration for an extension of the debt maturity of the Term Loan and Notes by six months to May 15, 2024. Additionally, pursuant to a provision in the May 2022 amended loan agreement, the Company made a $1,676 prepayment on the Term Loan on October 5, 2022, representing 50% of the net proceeds received by the Company for sales under the August 2022 ATM. The Company made prepayments totaling $1,269 on the Term Loan from November 11, 2022 through December 31, 2022, representing 60% of the net proceeds received by the Company for sales under the August 2022 ATM during that period.
During the second and third quarters of 2022, the lenders under the Convertible Notes Agreement (Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP, herein referred to as the “Luxor Entities”) converted $750 and $6,750, respectively, of the outstanding principal amount of the Notes into 220,575 shares and 1,350,000 shares, respectively, of Company common stock.
The Company elected to pay certain portions of the interest payments on the Term Loan and Notes due on September 30, 2022 and December 31, 2022 in-kind pursuant to provisions in the respective agreements governing the debt. During the year ended December 31, 2022, interest paid in-kind on the Term Loan and Notes totaled $517 and $518, respectively. Such amounts were added to the principal balance of the respective loans.
The aggregate principal amount of outstanding long-term debt totaled $55,102 as of December 31, 2022, consisting of $12,579 for the Term Loan and $42,523 of Notes. As of December 31, 2022, the Company had $1,892 of outstanding short-term loans for insurance premium financing.
In January 2023, the Company entered into an amendment to the Credit Agreement (the “January 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “January 2023 Amended Convertible Notes Agreement”). The January 2023 Amended Credit Agreement and January 2023 Amended Convertible Notes Agreement provide that (i) Section 5.1(c) of each of the agreements is amended to waive the requirement for the audit report to be unqualified as to going concern with respect to the fiscal year 2022 financial statements and (ii) the requirement of Section 5.1(i) of each of the agreements that the financial plan demonstrate adequate liquidity through the final maturity date is amended to waive such requirement with respect to the financial plan to be delivered within 30 days of the end of fiscal year 2022.
In March 2023, the Company entered into an amendment to the Credit Agreement (the “March 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “March 2023 Amended Convertible Notes Agreement”). The March 2023 Amended Credit Agreement and March 2023 Amended Convertible Notes Agreement extend the due date from March 31, 2023 to April 17, 2023 for submission of the fiscal year 2022 audited financial statements of the Company to the lenders. Additionally, the March 2023 Amended Convertible Notes Agreement allows the Company to pay-in-kind one hundred percent of the accrued interest for the fiscal quarter ending March 31, 2023 due on March 31, 2023.
Capital Expenditures
Our main capital expenditures relate to investments in the development and maintenance of the Platform. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A, Risk Factors in this Form 10-K.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(28,716)	$(2,341)
Net cash used in investing activities	(7,688)	(37,939)
Net cash (used in) provided by financing activities	(11,641)	15,685

Cash Flows Used In Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $28,716, compared to net cash used in operating activities of $2,341 for the year ended December 31, 2021. The decrease in cash flows from operating activities in the year ended December 31, 2022 from the comparable 2021 period was primarily driven by a decrease in revenue and an increase in sales and marketing expenses, partially offset by a decrease in operating and support expenses. During the year ended December 31, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $6,397, primarily consisting of a decrease in other current liabilities of $3,939 and a decrease in accounts payable of $1,329, partially offset by a decrease in prepaid expenses and other current assets of $2,709. During the year ended December 31, 2021, the net change in operating assets and liabilities decreased net cash provided by operating activities by $4,508, primarily consisting of a decrease in accrued payroll of $2,602 and an increase in capitalized contract costs of $2,151.
Cash Flows Used In Investing Activities
For the year ended December 31, 2022, net cash used in investing activities consisted primarily of $7,439 of costs for internally developed software. Net cash used in investing activities for the year ended December 31, 2021 consisted primarily of $25,435 for the acquisition of Delivery Dudes and the Cape Payment Companies and related intangible assets, $8,752 of costs for internally developed software and $3,006 for the acquisition of domain names during the fourth quarter of 2021 in connection with our rebranding.
Cash Flows (Used In) Provided By Financing Activities
For the year ended December 31, 2022, net cash used in financing activities consisted primarily of $22,945 of payments on the Term Loan, partially offset by $12,665 of net proceeds from the sales of common stock under the Company’s ATM Program. Additionally, during the year ended December 31, 2022, net cash from financing activities included $4,968 of proceeds from short-term loans for insurance financing and $6,218 of payments on such loans. For the year ended December 31, 2021, net cash provided by financing activities included $30,895 of net proceeds from the sales of common stock under the Company’s ATM Program and $8,671 of proceeds from short-term loans for insurance financing, less a $14,472 principal prepayment on the Term Loan and $8,256 of payments on short-term loans for insurance financing.
Contractual Obligations and Other Commitments
At December 31, 2022, our long-term debt obligations totaled $55,102, with a maturity date of May 15, 2024, and short-term loans for insurance financing totaled $1,892. See Part II, Item 8, Note 11 – Debt for additional details regarding our outstanding debt and related interest rates.
The Company has sponsorship fees payable over five Contract Years (as defined below) in connection with the MetLife Sponsorship Agreement which was entered into on July 23, 2022 (the “Effective Date”). The term “Contract Year” under the MetLife Sponsorship Agreement refers to each year of the agreement with the first Contract Year beginning on the Effective Date and ending on March 31, 2023, and each subsequent Contract Year beginning on April 1 and ending on the last day of the following March. The Company has commitments totaling approximately $1,732 in 2023, $1,820 in 2024, $1,920 in 2025 and $2,006 in 2026.
In September 2022, the Company entered into a multi-year sponsorship agreement with the National Hockey League’s Florida Panthers pursuant to which the Company will serve as the official mobile ordering platform used at the FLA Live Arena. The term of the agreement with the Florida Panthers is approximately four years and will expire on June 30, 2026. Remaining commitments under the agreement as of December 31, 2022 include the following amounts payable is fiscal years 2023 through 2026, respectively: $282, $296, $311, and $159.
Additionally, at December 31, 2022, we had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. See Part II, Item 8, Note 13 – Commitments and Contingent Liabilities for additional details on office leases and the MetLife Sponsorship Agreement.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate risk and certain other market risks in the ordinary course of our business.

Interest Rate Risk
As of December 31, 2022, we had outstanding interest-bearing long-term debt totaling $55.1 million, consisting of the Term Loan in the principal amount of $12.6 million and the Notes in the principal amount of $42.5 million, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at December 31, 2022. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting”. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the material weakness described below, there has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
As of December 31, 2022, we had a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.
We identified a material weakness in internal control related to the ineffective design and operation of information technology general controls (“ITGCs”) in the areas of program change management and user access over certain information technology (“IT”) systems that support the Company’s financial reporting processes. The Company did not adequately design and maintain user access and program change management controls to ensure that IT program and data changes affecting the Company’s online ordering technology systems are authorized and implemented appropriately. The IT systems involved generate data that impacts the Company’s revenue process. As a result, the Company’s revenue process controls were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements to the financial statements and there were no changes in previously released financial results.
The ITGC material weakness may have an impact to the Company’s financial reporting process which creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation plan
Management has taken steps with the intention of remediating the material weakness described above, including updated program change management policies and user access reviews. As part of the remediation plan, management has implemented a control which includes a monthly review of activity logs from affected IT applications to identify instances in which a user has developed and implemented a code change, bypassing the standard application rules that require review of code changes prior to implementation. Under the updated policy, each instance identified in the monthly review of the code change log will be reviewed by management for authorization and approval. Additionally, we have implemented monthly user access reviews over our affected IT development applications. The remediation of the material weakness described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. While significant progress has been made, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Auditor Attestation Report on Internal Control
As a smaller reporting company, we are not required to obtain an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following is a list of our directors and executive officers as of April 14, 2023.

Name	Age	Position(s) Held
Carl A. Grimstad	55	Chief Executive Officer and Chairman of the Board
Armen Yeghyazarians	47	Chief Financial Officer and Chief Accounting Officer
Thomas C. Pritchard	63	General Counsel
David Cronin	70	Chief Engagement Officer
Timothy Newton	48	Chief Technology Officer
Jonathan Green	45	Director
Buford H. Ortale	61	Director
Steven L. Scheinthal	61	Director
J. Daniel Schmidt	68	Director

Carl A. Grimstad, 55, has been our Chief Executive Officer and a member of our Board since January 2020, and Chairman of the Board since March 3, 2020. Mr. Grimstad is currently the chief manager of C. Grimstad Associates, LLC, a family private investment entity formed in 2006, and the managing partner of GS Capital, LLC, a family private investment company formed in 1995. In 1999, he co-founded iPayment Inc. (“iPayment”), a provider of credit and debit card payment processing services to small and medium-sized merchants across the United States and Canada. He acted as the President of iPayment until 2011, when he became the Chairman and Chief Executive Officer until 2016. Under his leadership, iPayment closed an initial public offering in 2003 and then went private in 2006. He graduated with a B.A. in Economics from Boston University in 1989. We believe that Mr. Grimstad is qualified to serve on our Board based on his deep understanding of the industry in which the Company operates, his leadership skills and industry experience.
Armen Yeghyazarians, 47, has served as our Chief Accounting Officer since September 2021 and our Chief Financial Officer since June 2022. Mr. Yeghyazarians has over 20 years of finance and accounting experience and has held senior management roles at various public and private companies. Mr. Yeghyazarians served as director of accounting for 99 Cents Only from February 2019 through September 2021, and prior to that as vice president/controller of a subsidiary of Paysafe, from October 2015 through December 2018. Mr. Yeghyazarians is an active CPA in the state of California and holds a Bachelor of Science from California State University, Northridge.
Thomas C. Pritchard, 63, has served as our General Counsel since July 2020. Mr. Pritchard has been engaged in the private practice of law for over 37 years, with extensive experience in advising public and private corporations and individuals engaged in a variety of financial and business transactions, including merger and acquisition transactions, private and public offerings of debt and equity securities, SEC regulatory compliance, board and special committee representation, and a wide variety of business advice. Mr. Pritchard holds a Juris Doctor from Southern Methodist University School of Law and a Bachelor of Arts from Northwestern University.
David Cronin, 70, has served as our Chief Engagement Officer since July 2020. Mr. Cronin previously served as an HR consultant to Mainsail Group, Inc. from 2018 through June 2020 and as executive vice president and chief human resources officer at iPayment, Inc. from 2011 to 2018 where he focused on human resource matters. Mr. Cronin also served as vice president of human resources at Caritas Christi Health Care from 2009 to 2010 and Cape Cod Healthcare, Inc. from 2005 to 2009, and served as a principal at The WellSpring Group, an HR consulting firm, from 2001 to 2005. Mr. Cronin holds a Master of Science from Northeastern University and a Bachelor of Science from the United States Military Academy at West Point.
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
Jonathan Green, 45, has served as a member of our Board since the closing of the Landcadia Business Combination (the “Closing”) in November 2018. Mr. Green is a partner at Luxor Capital Group, LP (“Luxor Capital”) , and a principal at its affiliate, Lugard Road Capital GP, LLC. Luxor Capital is a New York-based hedge fund. He has served as a board member for a number of public and private Internet technology companies, including Delivery Hero. Prior to joining Luxor Capital in 2004, Mr. Green worked at Wasserstein Perella and the spinoff of its financial restructuring group, Miller Buckfire & Co., where he represented clients in complex reorganizations. Mr. Green received B.A. degrees in Psychology and Economics from Brown University. We believe Mr. Green is qualified to serve on our Board based on his leadership and industry experience.
Buford H. Ortale, 61, has served as a member of our Board since April 2020. Mr. Ortale is a principal of Sewanee Ventures, a private investment firm he founded in 1996. He is a partner in NTR, a private equity firm focused on the energy sector, as well as a partner in Armour Capital Management, LP, the external manager of a $7+ billion asset mortgage REIT. Mr. Ortale serves on the board of and is chairman of the audit committee of Benefit Street Realty Partners, a multi billion asset commercial mortgage REIT, and serves on the board of Broadtree Residential, a multi-family REIT. Mr. Ortale also serves on the boards of Intrensic, an evidence management software company, and Remote Care Partners, a software-based platform for remote health monitoring. He is a board advisor to Western Express, a privately held nationwide truckload carrier. Mr. Ortale began his career with Merrill Lynch’s Merchant Banking Group in New York in 1987. He was subsequently a Founder and Managing Director of NationsBanc’s (Bank of America) High Yield Bond Group. Mr. Ortale received his B.A. from Sewanee: The University of the South in 1984, and his M.B.A. from Vanderbilt in 1987. We believe that Mr. Ortale is qualified to serve on our Board based on his financial and managerial experience.
Steven L. Scheinthal, 61, has served as a member of our Board since the Closing in November 2018. Mr. Scheinthal has served as the vice president, general counsel and secretary of Landcadia Holdings IV, Inc. since February 2021. Mr. Scheinthal served as the vice president, general counsel and secretary of Landcadia Holdings II, Inc. from February 2019 through December 2020 and Mr. Scheinthal has served as a director of Golden Nugget Online Gaming since December 2020. Mr. Scheinthal has served as the vice president, general counsel and secretary of Landcadia Holdings III, Inc. from August 2020 through the closing of its business combination in July 2021. Mr. Scheinthal was the vice president, general counsel and secretary of Landcadia from September 2015 until the Closing in November 2018. Mr. Scheinthal has served as a member of the board of directors of Landry’s, Inc. since 1993 and as its executive vice president or vice president of administration, general counsel and secretary since September 1992. He also serves as a member of the board of directors, executive vice president and general counsel of Fertitta Entertainment, Inc. which is the holding company for Landry’s, Inc., the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all Fertitta companies, including Landry’s and Golden Nugget, on acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its IPO in 1993 and during the 17-plus years Landry’s operated as a public company. The foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s, Inc. for approximately five years before becoming part of the organization. He has been licensed to practice law in the State of Texas since 1984. We believe that Mr. Scheinthal is qualified to serve on our Board based on his leadership and industry experience.
J. Daniel Schmidt, 68, has served as a member of our Board since April 2022. Mr. Schmidt has been primarily engaged in private business endeavors and investments for over 30 years through his wholly owned entity, JDS Management, Inc. and related entities (the “JDS Companies”), generating approximately $250 million in recurring annual revenue during each of the last 5 years. During his business career, Mr. Schmidt has served as dealer principal in over 20 automotive ventures with locations in Ohio, Tennessee, Alabama, Michigan, and Colorado. Mr. Schmidt’s real estate activities have included over $1 billion worth of acquisition and development of Class A office, medical office, multi-family apartments, luxury condominiums, single-family developments, and student housing for over the last 30 years. Mr. Schmidt, through the JDS Companies, has also purchased nonperforming real estate assets from lenders and repositioned these assets for his own portfolio or management of the foreclosure and liquidation process. Mr. Schmidt served as a board member of several non-profit community and economic development authorities in the Columbus, Ohio region. Mr. Schmidt has been a member of the board and executive committee of several cultural organizations. Mr. Schmidt received his Bachelor of Arts degree from Vanderbilt University in 1976. We believe that Mr. Schmidt is qualified to serve on the Board based on his leadership, financial and industry experience.
Classified Board of Directors
Our Board is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The Board presently has five members and four vacancies. The term of our Class II directors, consisting of Carl A. Grimstad and Buford Ortale, will expire at the 2023 annual meeting of stockholders; the term of our Class III directors, consisting of Jonathan Green and J. Daniel Schmidt, will expire at our 2024 annual meeting of stockholders; and the term of our Class I director, Steven L. Scheinthal, will expire at our 2025 annual meeting of stockholders, or in each case until their respective successors are elected and qualified, or until their earlier resignation, removal or death.
Luxor Nomination Rights
Pursuant to the debt commitment letter entered into among the Company, Luxor Capital, on behalf of Lugard Road Capital Master Fund, LP, and one or more of its funds and/or affiliates (collectively, “Luxor”) and the other parties thereto in connection with the acquisition by the Company of Waitr Incorporated pursuant to the agreement and plan of merger, dated as of May 2018, by and among the Company, Waitr Inc. (f/k/a Landcadia Merger Sub, Inc.), and Waitr Incorporated, Luxor nominated Jonathan Green as a member of our Board and will thereafter have nomination rights with respect to one director for so long as it satisfies a minimum ownership threshold as agreed by the parties.
Director Independence
We are subject to continued listing requirements of the OTCQB which has requirements that the board of directors have two “independent” directors and an Audit Committee with the majority of members being independent.
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment, and affiliations, our Board has affirmatively determined that each of Messrs. Ortale, Scheinthal and Schmidt do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” (as that term is defined under the applicable rules and regulations of the SEC and within the definition of independence provided by the OTC Markets Group Inc.). Our Board has also determined that each member of the Audit Committee is independent for purposes of serving on our Audit Committee, as determined in accordance with Rule 10A-3 promulgated under the Exchange Act. Our Board has determined that each member of the Compensation Committee is independent for purposes of serving on our Compensation Committee, as determined in accordance with Rule 10C promulgated under the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them, if any, described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Committees of the Board
Our Board currently has three standing committees. The current composition and responsibilities of each of the committees is described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of our Board committees operates under a written charter adopted by the Board. The committee charters are available on the Investor Relations section of our website, http://asap.com, under Corporate Governance/Governance Highlights. A printed copy of each charter is available upon request. The information on our website is not part of this Form 10-K.

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
Messrs. Ortale, Scheinthal and Schmidt are members of our Audit Committee, with Mr. Ortale serving as chair. All members of our Audit Committee are independent within the meaning of Rule 10A-3 of the Exchange Act. Each member of our Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC, and our Board has determined that Mr. Ortale is an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC.
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
Messrs. Ortale and Schmidt are members of the Compensation Committee, with Mr. Schmidt serving as chair. Each member of our Compensation Committee qualifies as an independent director according to the rules and regulations of the SEC with respect to compensation committee membership.
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee is responsible for, among other things, considering and making recommendations to our Board on matters relating to the selection and qualification of directors of the Company and candidates nominated to serve as directors of the Company, as well as other matters relating to the duties of directors of the Company, the operation of our Board and corporate governance. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.
Messrs. Ortale and Schmidt are members of the CGN Committee, with Mr. Schmidt serving as chair.
Code of Ethics and Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including those officers responsible for financial reporting. We have also adopted Corporate Governance Guidelines, which, in conjunction with our Charter, Bylaws and charters of the committees of the Board, form the framework for our corporate governance. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website, http://asap.com, under Corporate Governance/Governance Highlights. The information on our website is not part of this Form 10-K. As required by law and in accordance with the requirements of Item 5.05 of Current Report on Form 8-K, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics as well as any waivers of its requirements.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2022 the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Timothy Newton did not file Form 4 filings within the two business day requirement with respect to two transactions and such late filing was filed on March 16, 2022. Additionally, J. Daniel Schmidt did not file a Form 3 within the ten calendar day requirement and such late filing was filed on May 6, 2022.
Item 11. Executive Compensation
Our Named Executive Officers

For the year ended December 31, 2022, our chief executive officer and our two other most highly compensated executive officers, who we refer to as our named executive officers (“NEOs”), were:

    • Carl A. Grimstad, Chief Executive Officer;
    • Thomas C. Pritchard, General Counsel; and
    • Mark D’Ambrosio, Chief Sales Officer prior to his resignation from the Company on February 10, 2023.
Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2022 and 2021, as well as the grant date fair values of stock-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Carl A. Grimstad	2022	$999,996	$4,000,000	$1,228,000	$—	$—	$6,227,996
Chairman of the Board and Chief Executive Officer	2021	1,000,000	1,000,000	8,960,000	—	—	10,960,000
Thomas C. Pritchard	2022	240,000	300,000	59,865	—	—	599,865
General Counsel	2021	240,000	—	440,000	—	—	680,000
Mark D’Ambrosio	2022	320,000	150,000	49,120	—	—	519,120
Chief Sales Officer	2021	320,000	40,000	365,200	—	—	725,200
(a) For Mr. Grimstad, the 2022 amount reflects a $3,000,000 cash bonus paid in January 2022 pursuant to his employment agreement, described below under “Employment Agreements and Performance Bonus Agreements with Named Executive Officers”, and a discretionary $1,000,000 cash bonus paid in April 2022. For Mr. Pritchard, this reflects a discretionary $300,000 cash bonus paid in April 2022. For Mr. D’Ambrosio, the 2022 amount represents a discretionary $150,000 cash bonus paid in April 2022.
(b) Reflects the grant date fair value of RSUs granted to the named executive officer in accordance with FASB ASC Topic 718. For these RSU awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date.

Outstanding Equity Awards at Fiscal Year-End
The following table contains information concerning equity awards outstanding as of December 31, 2022 for each of the NEOs.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not yet Vested (a)($)
Carl A. Grimstad	478,619	—	—	$7.40	1/3/2025	156,716	(b)	$54,537
	—	—	—	—	—	175,000	(c)	$60,900
	—	—	—	—	—	200,000	(d)	$69,600
Thomas C. Pritchard	—	—	—	—	—	6,666	(e)	$2,320
	—	—	—	—	—	13,333	(f)	$4,640
	—	—	—	—	—	9,750	(g)	$3,393
Mark D’Ambrosio	—	—	—	—	—	5,550	(h)	$1,931
	—	—	—	—	—	11,066	(h)	$3,851
	—	—	—	—	—	8,000	(h)	$2,784

(a) Amounts represent the market value of unvested RSUs, based on the closing price of our common stock on December 30, 2022, the last trading day of the last completed fiscal year, of $0.348 per share.
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
(c) The restricted stock unit award held by Carl A. Grimstad vests in three substantially equal installments on each of the first three anniversaries of January 3, 2022 (the first installment vested on January 3, 2023), with accelerated vesting upon a change of control; provided, further, that such RSUs shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason or he is terminated by the Company for reason other than Misconduct (as such terms are defined in Mr. Grimstad’s Employment Agreement).
(d) The restricted stock unit award held by Carl A. Grimstad vests in three substantially equal installments on each of the first three anniversaries of April 11, 2022, with accelerated vesting upon a change of control; provided, further, that such RSUs shall fully vest in the event that Mr. Grimstad terminates his employment for Good Reason or he is terminated by the Company for reason other than Misconduct (as such terms are defined in Mr. Grimstad’s Employment Agreement).
(e) The restricted stock unit award held by Thomas C. Pritchard vests on July 1, 2023, with accelerated vesting upon a change of control.
(f) The restricted stock unit award held by Thomas C. Pritchard vests as follows: 6,667 on August 19, 2023 and 6,666 on August 19, 2024, with accelerated vesting upon a change of control.
(g) The restricted stock unit award held by Thomas C. Pritchard vests in three substantially equal installments on each of the first three anniversaries of April 11, 2022, with accelerated vesting upon a change of control.
(h) The restricted stock unit awards held by Mark D’Ambrosio were forfeited on February 10, 2023 upon Mr. D'Ambrosio’s resignation from the Company.

Employment Agreements and Performance Bonus Agreements with Named Executive Officers
Carl A. Grimstad
On April 23, 2021, the Company amended and restated the Grimstad Employment Agreement, as originally dated January 3, 2020, pursuant to which Mr. Grimstad will continue to serve as the Chief Executive Officer of the Company. The amendment extends Mr. Grimstad’s employment term under the same base salary for three years and provides for an award of 175,000 RSUs to vest pro-rata on an annual basis over three years, commencing on January 3, 2023. The term of the Grimstad Employment Agreement, previously expiring on January 3, 2022, now expires on January 3, 2025 (the “Term”), unless earlier terminated by either party. The Grimstad Employment Agreement includes customary obligations related to confidentiality, non-competition and intellectual property right protection and provides Mr. Grimstad indemnification rights concerning his service as the Chief Executive Officer of the Company.
The Grimstad Employment Agreement provides for the following compensation to Mr. Grimstad:
• a base salary of $83,333 per month (the “Monthly Compensation”);
• a bonus of $3,000,000 (the “Bonus”) to be paid if Mr. Grimstad served through January 3, 2022, which he satisfied, and such bonus was paid in January 2022;
• an option (the “Grimstad Option”), issued under the Incentive Plan pursuant to an option agreement dated January 3, 2020 (the “Option Agreement”), exercisable for 478,619 shares of our common stock (the “Common Stock”) at an exercise price of $7.40 per share, which is fully exercisable; and
• an award of 175,000 RSUs (the “Grimstad 2021 RSUs”), issued under the Incentive Plan, pursuant to a Restricted Stock Unit Award Agreement between the Company and Mr. Grimstad dated April 23, 2021. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. The Grimstad 2021 RSUs will vest in three equal installments on the first, second and third anniversaries of January 3, 2022 (the first installment vested on January 3, 2023), subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a Corporate Change, subject to Mr. Grimstad’s continued employment through the closing of such Corporate Change, or the termination of the Grimstad Employment Agreement by Mr. Grimstad for Good Reason or by the Company for other than Misconduct.
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
On April 23, 2020, the Company entered into the Grimstad Bonus Agreement, which was extended through January 3, 2025 pursuant to the Grimstad Employment Agreement, whereby, upon the occurrence of a Corporate Change in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $40.00, the Company shall pay Mr. Grimstad an amount equal to $5,000,000 (the “Performance Bonus”). In order to receive the Performance Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason or the Company terminates his employment other than for Misconduct, Mr. Grimstad will be entitled to receive the Performance Bonus provided the Corporate Change occurs on or before January 3, 2025. The Grimstad Bonus Agreement shall terminate automatically upon the termination of the Grimstad Employment Agreement by the Company for Misconduct or by Mr. Grimstad for other than Good Reason prior to the consummation of a Corporate Change.
On April 23, 2020, the Company entered into a Restricted Stock Unit Award Agreement with Mr. Grimstad (the “Grimstad 2020 RSU Agreement”) pursuant to which the Company granted Mr. Grimstad 156,716 RSUs subject to the terms and conditions of the Incentive Plan and the Grimstad 2020 RSU Agreement. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. In order for the RSUs to vest, Mr. Grimstad must remain continuously employed with the Company through the date of a Corporate Change; provided, however, that in the event Mr. Grimstad terminates his employment for Good Reason or the Company terminates his employment other than for Misconduct prior to a Corporate Change, the RSUs will vest in full. The number of shares of Common Stock issuable upon the vesting of the RSUs are subject to certain adjustments as provided for in the Incentive Plan.
On April 11, 2022, the Company entered into a Restricted Stock Unit Award Agreement with Mr. Grimstad (the “Grimstad 2022 RSU Agreement”) pursuant to which the Company granted Mr. Grimstad 200,000 RSUs subject to the terms and conditions of the Incentive Plan and the Grimstad 2022 RSU Agreement. Upon vesting, Mr. Grimstad will be issued one share of Common Stock for each RSU. The Grimstad 2022 RSUs will vest in three equal installments on the first, second and third anniversaries of April 11, 2022, subject to Mr. Grimstad’s continued employment through the applicable vesting date, and shall fully vest upon the consummation of a change of control, subject to Mr. Grimstad’s continued employment through the closing of such change of control or the termination of the Grimstad Employment Agreement by Mr. Grimstad for Good Reason or by the Company for other than Misconduct. Additionally, on April 11, 2022, the Company paid Mr. Grimstad a discretionary bonus of $1,000,000.

On January 31, 2023, the Company agreed to pay a retention bonus to Mr. Grimstad in the amount of $1,000,000, of which $750,000 is payable immediately and the balance of $250,000 is to be paid upon the satisfaction of certain conditions. In the event Mr. Grimstad terminates his employment, other than for good reason (as defined in his employment agreement), or is terminated by the Company for misconduct (as defined in his employment agreement), in each case prior to January 31, 2024, Mr. Grimstad is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.
Thomas C. Pritchard
On July 1, 2020, the Company entered into an Employment Agreement with Thomas C. Pritchard (the “Pritchard Employment Agreement”), pursuant to which Mr. Pritchard serves as the General Counsel of the Company. The Pritchard Employment Agreement provides for an annual base salary of $240,000 and customary employee benefits. Additionally, the Pritchard Employment Agreement provided for an award under the Incentive Plan of 20,000 RSUs, which Mr. Pritchard received on July 1, 2020 (the “Pritchard Award”). The Pritchard Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control.
On August 19, 2021, Mr. Pritchard received an award under the Incentive Plan of 20,000 RSUs (the “Pritchard 2021 Award”). The Pritchard 2021 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control.
On April 11, 2022, Mr. Pritchard received an award under the Incentive Plan of 9,750 RSUs (the “Pritchard 2022 Award”). The Pritchard 2022 Award will vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Pritchard’s continued employment through the applicable vesting date, and will vest in full upon a change of control, subject to Mr. Pritchard’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company paid Mr. Pritchard a discretionary bonus of $300,000.
On January 31, 2023, the Company agreed to pay a $300,000 retention bonus to Mr. Pritchard. The retention bonus is payable immediately in the amount of 75% of such retention bonus, with the balance of 25% of such retention bonus to be paid upon the satisfaction of certain conditions. In the event that Mr. Pritchard terminates his at-will employment agreement for any reason, other than the Company’s failure to timely pay salary, or the Company terminates such employment for Mr. Pritchard’s willful misconduct, gross negligence, failure to perform required duties or due to a felony conviction, in each case prior to January 31, 2024, Mr. Pritchard is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.
Mr. Pritchard is employed on an “at-will” basis, meaning that his employment may be terminated by either him or the Company at any time and for any reason, with no entitlement to any additional compensation and benefits from the Company post-termination date. The Pritchard Employment Agreement includes customary obligations related to confidentiality, non-competition and intellectual property right protection and provides Mr. Pritchard indemnification rights concerning his service as an executive officer of the Company.
Additionally, the Pritchard Employment Agreement provides that any incentive-based compensation, or any other compensation, paid to Mr. Pritchard, whether pursuant to his Employment Agreement or any other agreement or arrangement with the Company which is subject to recovery under any law, government regulation, or stock exchange listing requirement, will be subject to such deductions and clawback as may be required to be made pursuant to such law, government regulation, or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation, or stock exchange listing requirement).
Mark D’Ambrosio
On May 28, 2020, the Company entered into an Employment Agreement with Mark D’Ambrosio (the “D’Ambrosio Employment Agreement”), pursuant to which Mr. D’Ambrosio served as the Chief Sales Officer of the Company. On October 24, 2022, the Company entered into an amendment to the D’Ambrosio Employment Agreement (the “Amended D’Ambrosio Employment Agreement”) which replaced the performance bonus provision in his original employment agreement with the eligibility to receive an annual bonus, in the sole discretion of the Board. Mr. D’Ambrosio resigned from the Company effective February 10, 2023.

The D’Ambrosio Employment Agreement provided for an annual base salary of $320,000 and customary employee benefits. Additionally, the D’Ambrosio Employment Agreement provided for an award under the Incentive Plan of 16,650 RSUs, which Mr. D’Ambrosio received on May 28, 2020 (the “D’Ambrosio Award”). The D’Ambrosio Award was scheduled to vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and would have vested in full upon a change of control, subject to his continued employment through the closing of such change of control. At the time of Mr. D’Ambrosio’s resignation, 5,550 unvested RSUs under the D’Ambrosio Award were forfeited.
The D’Ambrosio Employment Agreement also provided for a $50,000 signing bonus, which was paid to Mr. D’Ambrosio in May 2020, and an $80,000 agreed upon bonus for 2020. Starting in fiscal 2021, through the date of the Amended D’Ambrosio Employment Agreement, he was entitled to a performance bonus up to an aggregate of 50% of his base salary, to be based upon the attainment of certain performance metrics established by the Company’s Chief Executive Officer, Board or Compensation Committee, of which $40,000 was paid as a performance bonus in fiscal 2021.
On August 19, 2021, Mr. D’Ambrosio received an award under the Incentive Plan of 16,600 RSUs (the “D’Ambrosio 2021 Award”). The D’Ambrosio 2021 Award was scheduled to vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and would have vested in full upon a change of control, subject to Mr. D’Ambrosio’s continued employment through the closing of such change of control. At the time of Mr. D’Ambrosio’s resignation, 11,066 unvested RSUs under the D’Ambrosio 2021 Award were forfeited.
On April 11, 2022, Mr. D’Ambrosio received an award under the Incentive Plan of 8,000 RSUs (the “D’Ambrosio 2022 Award”), all of which were forfeited at the time of Mr. D’Ambrosio’s resignation. The D’Ambrosio 2022 Award was scheduled to vest in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. D’Ambrosio’s continued employment through the applicable vesting date, and would have vested in full upon a change of control, subject to Mr. D’Ambrosio’s continued employment through the closing of such change of control. Additionally, on April 11, 2022, the Company paid Mr. D’Ambrosio a discretionary bonus of $150,000.
Mr. D’Ambrosio was employed on an “at-will” basis and with no entitlement to any additional compensation and benefits from the Company post-termination date.
Potential Payments upon Termination or Change-in-Control
The following table sets forth the estimated potential payments that would be received by our named executive officers upon termination of their employment following a change in control or in other termination scenarios as applicable. The information assumes, in each case, that the officer’s termination was effective as of December 31, 2022. There can be no assurance that a triggering event would produce the same or similar results as those estimated if such event were to occur on any other date, when the market price of our common stock price was different. See “Employment Agreements and Performance Bonus Agreements with Named Executive Officers” above for a more detailed description of potential payments and benefits to our named executive officers upon a termination of employment and/or a change in control.

Name	Termination Scenario	Base Salary		Cash Bonus		Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock Awards	Total
Carl A. Grimstad	Termination without cause or for good reason	$2,000,000	(a)	$5,000,000	(b)	$—	$185,037	$7,185,037
	Change in control	$2,000,000	(a)	$5,000,000	(b)	—	$185,037	$7,185,037
	Termination for misconduct or other than good reason	—		—		—	—	—
	Death or disability	—		—		—	—	—
Thomas C. Pritchard	Termination without cause or for good reason	—		—		—	—	—

	Change in control	—	—	—	$10,353		$10,353
	Termination for misconduct or other than good reason	—	—	—	—		—
	Death or disability	—	—	—	—		—
Mark D’Ambrosio	Termination without cause or for good reason	—	—	—	—		—
	Change in control	—	—	—	$8,566	(c)	$8,566
	Termination for misconduct or other than good reason	—	—	—	—		—
	Death or disability	—	—	—	—		—
(a) Represents a base salary of $83,333 per month through January 3, 2025, assuming a change in control on December 31, 2022.
(b) Includes the Performance Bonus.
(c) Unvested RSUs held by Mr. D’Ambrosio at December 31, 2022 were forfeited upon his resignation from the Company on February 10, 2023.
Director Compensation for the Year Ended December 31, 2022
In April 2022, the Compensation Committee and Board adopted a policy to compensate each of the non-employee Board members (other than Mr. Green) for board services from and after the date of the 2022 annual meeting through the 2023 annual meeting comprised of RSUs to be valued at $150,000 on the date of grant (2022 annual meeting) that would vest upon the earlier to occur of (i) the one-year anniversary of the 2022 annual meeting, (ii) the 2023 annual meeting, or (iii) a change of control, provided such director continuously served on the Board through the vesting date. Subsequently, in June 2022, the Compensation Committee and Board re-evaluated the director compensation policy and approved annual cash compensation in lieu of equity based awards. The annual cash compensation approved consisted of $50,000 cash for the non-employee directors (other than Mr. Green) for the period of service between June 23, 2022 and the 2023 annual meeting of stockholders of the Company. Directors are also reimbursed for reasonable travel and other related expenses.
There were no grants of equity based awards to any of the current or former directors in 2022. As of December 31, 2022, none of the non-employee directors held any unvested RSUs.
The following table sets forth amounts paid to our non-employee directors for service in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Jonathan Green (1)	$ —	$ —	$ —
Charles Holzer (2)	12,500	—	12,500
Buford Ortale	25,000	—	25,000
Steven L. Scheinthal	25,000	—	25,000
J. Daniel Schmidt	25,000	—	25,000
_________________
(1) Mr. Green did not receive cash compensation for board services because he is a partner at Luxor Capital, our lender under the Credit Agreement and Convertible Notes Agreement, as further described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(2) Mr. Holzer resigned as a director effective September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding beneficial ownership of common stock as of March 15, 2023 by:
◦each person known by the Company to be the beneficial owner of more than 5% of outstanding common stock;
◦each of the Company’s current directors and each NEO (which includes one former executive officer); and
◦all current executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, restricted stock units and/or other rights held by that person that are currently exercisable and/or exercisable or will be settled upon vesting within 60 days after March 15, 2023 are deemed outstanding.
The beneficial ownership of the common stock of the Company is based on 13,443,697 shares of common stock issued and outstanding as of March 15, 2023.
Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by him.

	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Directors and Officers (1)
Carl A. Grimstad (2)	586,323	4.2%
Thomas C. Pritchard (3)	18,359	—%*
Mark D’Ambrosio (4)	11,818	—%*
Jonathan Green (5)	507,746	3.7%
Buford Ortale	16,009	—%*
Steven L. Scheinthal	17,047	—%*
J. Daniel Schmidt	—	—%*
All current Executive Officers and Directors as a group (9 individuals) (6)	1,163,346	8.2%
5% Shareholders
Luxor Capital Group, LP (5)	1,025,494	7.5%
_____________

*	Less than 1%

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

(2)
The interests shown for Mr. Grimstad include 478,619 shares of common stock underlying a currently exercisable option as of March 15, 2023, pursuant to his Option Agreement dated January 3, 2020, and 66,667 shares of common stock that are issuable within 60 days after March 15, 2023 upon the vesting of RSUs.

(3)	The interests shown for Mr. Pritchard include 3,250 shares of common stock that are issuable within 60 days after March 15, 2023 upon the vesting of RSUs.
(4)	Mr. D’Ambrosio resigned from the Company as an executive officer effective February 10, 2023.

(5)
The interests held by Luxor Capital Group, LP (“Luxor Capital”) include (i) 737,674 shares of common stock and (ii) 287,820 shares of common stock issuable upon conversion of the Notes held by the Luxor Entities. Luxor Capital may be deemed to beneficially own the shares held by each of the Luxor Entities. In addition, Jonathan Green, as a managing member and controlling person of the general partner of one of the Luxor Entities, may be deemed to beneficially own (i) 356,285 shares of common stock held by such fund and (ii) 151,461 shares of common stock issuable upon conversion of the Notes held by such fund (based on the conversion rate of $147.10 per share as of December 14, 2022). The Luxor Entities will not have the right to convert the Notes to the extent that after giving effect to such conversion, Luxor Capital would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Christian Leone, as a controlling person of Luxor Capital, may be deemed a beneficial owner of all the shares to be owned by Luxor Capital, and Jonathan Green, as a controlling person of the general partner of one of the Luxor Entities, may be deemed the beneficial owner of the shares to be owned by such fund. Mr. Leone and Mr. Green disclaim beneficial ownership except to the extent of their respective pecuniary interests therein. The business address of Luxor Capital, Mr. Leone and Mr. Green is 1114 Avenue of the Americas, 28th Floor, New York, NY 10036.

(6)
The interests shown for all current executive officers and directors as a group include 478,619 shares of common stock underlying a currently exercisable option as of March 15, 2023 and 73,667 shares of common stock that are issuable within 60 days after March 15, 2023 upon the vesting of RSUs.

Securities Authorized For Issuance Under Equity Incentive Plans
The following table summarizes information, as of December 31, 2022, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)		Weighted average exercise price of outstanding options, warrants and rights (b) ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders:
Waitr, Inc. 2014 Stock Plan	2,046		$19.29		—
2018 Incentive Plan	1,247,886	(1)	$7.53	(2)	353,539
Equity compensation plans not approved by security holders	—		—		—
Total	1,249,932	(1)	$7.58	(2)	353,539
(1) Includes 768,907 shares issuable upon the vesting of RSUs.
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
Director Independence
As discussed in “Item 10. Directors, Executive Officers and Corporate Governance,” our Board has affirmatively determined that each of Messrs. Ortale, Scheinthal and Schmidt is deemed “independent” (as that term is defined under the applicable rules and regulations of the SEC).
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
Other Transactions
Credit Agreement and Convertible Notes Agreement
The Company maintains an agreement with Luxor Capital (as amended or otherwise modified from time to time, the “Credit Agreement”). Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to the Luxor Entities pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The Company entered into the Credit Agreement and Convertible Notes Agreement in November 2018. In January 2019, the Company entered into an amendment to the Credit Agreement with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021, May 9, 2022, November 8, 2022 and January 6, 2023, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into the May 2022 Conversion Agreement, and on July 22, 2022, the Company entered into the July 2022 Conversion Agreement, with respect to the Convertible Notes Agreement. Jonathan Green, a member of the Board, is a partner at Luxor Capital.
During the fiscal year ended December 31, 2022, the largest aggregate amount of principal outstanding was $49.5 million on the Convertible Notes Agreement and $35.0 million on the Credit Agreement. As of December 31, 2022, there was $42.5 million of principal outstanding on the Convertible Notes Agreement and $12.6 million of principal outstanding on the Credit Agreement. As of December 31, 2022, the principal amount of the Convertible Notes Agreement was convertible into 324,555 shares of Company common stock.
During the fiscal year ended December 31, 2022, we prepaid $22.9 million of principal on the Credit Agreement and the Luxor Entities converted $7.5 million of principal of the Notes into Company common stock. Portions of the interest payments due in 2022 were paid in cash and portions were paid-in-kind and added to the principal amounts of the related debt. During fiscal year 2022, we made cash payments of $2.2 million and $1.0 million for interest on the Convertible Notes Agreement and Credit Agreement, respectively. Interest paid-in-kind during fiscal year 2022 totaled approximately $0.5 million for each of the Convertible Notes Agreement and Credit Agreement. From January 1, 2022 to November 7, 2022, our interest rate was 6% on the Convertible Notes Agreement. On November 8, 2022, pursuant to an amendment to the Convertible Notes Agreement, the interest rate was reduced to 4.5% (see Part II, Item 8, Note 11 - Debt). From January 1, 2022 through December 31, 2022, our interest rate was 7.125% on the Credit Agreement.
During the fiscal year ended December 31, 2021, the largest aggregate amount of principal outstanding was $49.5 million on each of the Credit Agreement and Convertible Notes Agreement. As of December 31, 2021, there was $35.0 million of principal outstanding on the Credit Agreement and $49.5 million of principal outstanding on the Convertible Notes Agreement. As of December 31, 2021, (i) the principal amount of the Convertible Note Agreement was convertible into 284,506 shares of Company common stock and (ii) the lenders owned warrants to purchase an aggregate of 28,735 shares of Company common stock at an exercise price of $174.00 per share, expiring November 15, 2022. During fiscal year 2021, we prepaid $14.5 million of principal on the Credit Agreement and we paid $2.3 million and $2.4 million of interest on the Credit Agreement and Convertible Notes Agreement, respectively. From January 1, 2021 to December 31, 2021, our interest rate was 7.125% and 6% on the Credit Agreement and Convertible Notes Agreement, respectively.
Other Transactions with Related Parties
As of December 31, 2022, some of the restaurants on our Platform are affiliated with one current and one prior member of our Board. We estimate that we generated total revenue, inclusive of diner fees, of approximately $0.3 million and $0.7 million in fiscal 2022 and 2021, respectively, from such restaurants that are affiliated with a current and prior member of our Board. Such restaurants enter into customary master service agreements with the Company, which are generally consistent with our other national partner agreements.
Item 14. Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is Moss Adams LLP, Denver, Colorado, PCAOB ID: 659.
Independent Registered Public Accounting Firm Fees
The following table shows the fees for professional services rendered to the Company by Moss Adams LLP for services in respect of the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$1,538,035	$832,012
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$1,538,035	$832,012
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
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally requires pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-

approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. Financial Statements:
The following Consolidated Financial Statements, notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon are included beginning on page F-1 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.
3. Exhibits:

Exhibit No.	Description

3.1	First Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K (File No. 001-37788) filed by the Company on November 21, 2022).

3.2	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

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

10.7
Amendment No. 5 to Credit and Guaranty Agreement, dated as of May 9, 2022, by and among Waitr Inc., Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2022).

10.8
Conversion Agreement dated as of May 13, 2022 by and among Waitr Holdings Inc., the lenders party thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 17, 2022).

10.9
Conversion Agreement dated as of July 22, 2022 by and among Waitr Holdings Inc., the lenders party thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on July 25, 2022).

10.10
Amendment No. 6 to Credit and Guaranty Agreement, dated as of November 8, 2022, by and among ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 9, 2022).

Exhibit No.	Description
10.11
Amendment No. 7 to Credit and Guaranty Agreement, dated as of January 6, 2023, by and among Waitr Inc., Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 9, 2023).

10.12
Amendment No. 8 to Credit and Guaranty Agreement, dated as of March 31, 2023, by and among ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 3, 2023).

10.13
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

10.15
Amendment No. 1 to Credit Agreement, dated as of January 17, 2019, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.16
Amendment No. 2 to Credit Agreement, dated as of May 21, 2019, by and among Waitr Holdings Inc., Luxor Capital, LLC, as a Lender, and Luxor Capital Group, LP, as administrative agent for the Lenders (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 24, 2019).

10.17
Amendment No. 3 to Credit Agreement, dated as of July 15, 2020, by and among Waitr Holdings Inc., Waitr Intermediate Holdings, LLC, Luxor Capital, LLC, Luxor Capital Group, LP, and the lenders party thereto (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 6, 2020).

10.18
Amendment No. 4 to Credit Agreement, dated as of March 9, 2021, by and among the Company, as Borrower, the lenders party thereto and Luxor Capital Group, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.19
Amendment No. 5 to Credit Agreement, dated as of May 9, 2022, by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 10, 2022).

10.20
Amendment No. 6 to Credit Agreement dated May 12, 2022 by and among Waitr Holdings Inc., various lenders thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 17, 2022).

10.21
Amendment No. 7 to Credit Agreement, dated as of November 8, 2022, by and among Waitr Holdings Inc., various lenders thereto, and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 9, 2022).

Exhibit No.	Description
10.22
Amendment No. 8 to Credit Agreement, dated as of January 6, 2023, by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 9, 2023).

10.23
Amendment No. 9 to Credit Agreement, dated as of March 31, 2023, by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 3, 2023).

10.24	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.25
Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.26
Registration Rights Agreement, dated November 15, 2018, by and among the Company and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Form 8-A/A (File No. 001-37788) filed by the Company on November 19, 2018).

10.27
Form of Registration Rights Agreement by and among Waitr Holdings Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.28
Fourth Amended and Restated Open Market Sale Agreement dated August 17, 2022, by and between Waitr Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on August 17, 2022).

10.29
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

10.31*
Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and Thomas Pritchard (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.32*
Executive Employment Agreement, dated July 1, 2020, by and between Waitr Holdings Inc. and David J. Cronin (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.33*
Executive Employment Agreement, dated May 28, 2020, by and between Waitr Holdings Inc. and Mark D’Ambrosio (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on May 6, 2021).

10.34*
Amendment to the Mark D’Ambrosio employment agreement dated effective October 24, 2022 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 9, 2022).

Exhibit No.	Description
10.35*
Employment Agreement dated September 2, 2021, by and between Waitr Holdings Inc. and Armen Yeghyazarians (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

10.36*
Amendment No. 1 to the employment agreement of Armen Yeghyazarians dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on May 25, 2022).

10.37*
Employment Agreement dated January 7, 2022, by and between Waitr Holdings Inc. and Timothy Newton (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K (File No. 001-37788) filed by the Company on March 11, 2022).

10.38*
Option Agreement, dated January 3, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 3, 2020).

10.39*
Performance Bonus Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020).

10.40*
Restricted Stock Unit Award Agreement, dated April 23, 2020, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by referenced to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 28, 2020).

10.41*
Restricted Stock Unit Award Agreement, dated April 23, 2021, by and between Waitr Holdings Inc. and Carl A. Grimstad (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K (File No. 001-37788) filed by the Company on March 11, 2022).

10.42	Form of Lockup Agreement (incorporated by reference to Exhibit 10.19 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.43	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 18, 2019).

10.44	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on November 21, 2018).

10.45*
Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 17, 2020).

10.46*
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-37788) filed by the Company on March 8, 2021).

10.47
License, Release and Settlement Agreement, entered into as of June 22, 2021, by Waiter.com, Inc. and Waitr Holdings Inc. and Waitr Inc.(incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on August 9, 2021).

10.48
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings Inc., Cape Payments LLC, Cape Cod Merchant Services LLC, Brett Husak, and Brad Anderson (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

Exhibit No.	Description
10.49
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings Inc., Cape Payments LLC, Flow Payments LLC, Eastham Holdings LLC, and ProMerchant LLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

10.50
Asset Purchase Agreement, dated as of August 9, 2021, by and among Waitr Holdings Inc., Cape Payments LLC, ProMerchant LLC, Jabalah LLC and PMSB Holdings LLC (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-37788) filed by the Company on November 2, 2021).

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
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)
April 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Signature	Title

/s/ Carl A. Grimstad	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Carl A. Grimstad

/s/Armen Yeghyazarians	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)
Armen Yeghyazarians

/s/ Jonathan Green	Director
Jonathan Green

/s/ Buford H. Ortale	Director
Buford H. Ortale

/s/ Steven L. Scheinthal	Director
Steven L. Scheinthal

/s/ J. Daniel Schmidt	Director
J. Daniel Schmidt

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Waitr Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Waitr Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and declines in cash positions that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Goodwill and Intangible Assets
As disclosed in Note 9 to the consolidated financial statements, the Company recognized impairment charges relating to goodwill of $121 million and intangible assets of $32 million during the year ended December 31, 2022.

Prior to the three months ended September 30, 2022, the Company concluded that it had one reporting unit for purposes of goodwill impairment testing. During the three months ended September 30, 2022, the Company quantitatively and qualitatively reassessed its segment reporting and determined the Third-Party Payment Processing Referral Services Segment is material to the group and has two reporting units for purposes of goodwill impairment testing. During the three months ended September 30, 2022, the Company reallocated its goodwill from a single reporting unit to the Delivery Services Segment and the Third-Party Payment Processing Referral Services Segment based on a relative fair value analysis using several probability weighted scenarios.
Fair value of goodwill is estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the similar transactions method and guideline public company method. Fair value of the trade names in the Delivery Services Segment was estimated using the Income Approach, specifically, the relief from royalty rate method. The fair value of the customer relationships and developed technology in the Delivery Services Segment was estimated using the Income Approach, specifically the discounted cash flow method.
We identified the valuation of goodwill, trade names, customer relationships and developed technology in the Delivery Services Segment to be critical audit matters. The Company’s determination of the fair value of goodwill and the intangible assets required significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating certain of management’s significant assumptions, including forecasted results (e.g., projected revenues and operating costs) and market-based enterprise value to revenue multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
The primary procedures we performed to address this critical audit matter included:

•Evaluating the Company’s accounting policies for goodwill, trade names, customer relationships and developed technology and testing management’s interpretation of the accounting guidance related to the consideration of events and circumstances that would require an impairment test.
•Testing management’s analysis and determination of reporting units and the reallocation of goodwill to those reporting units in the third quarter of 2022.
•Involving professionals with specialized skills and knowledge to assist with our evaluation of the methods used and certain key assumptions used to develop the estimates of fair value of goodwill, trade names, customer relationships and developed technology.
•Testing management’s process used to develop the estimates of fair value by performing the following procedures -
◦Obtaining an understanding of the qualifications of the Company’s third-party valuation specialist and evaluating the specialist’s objectivity.
◦ Evaluating the valuation methodologies used.
◦ Testing the accuracy and completeness of the underlying data used in the valuations.
◦Evaluating the reasonableness of significant assumptions used by the Company to develop the estimates of fair value.
Revenue Recognition for the Delivery Services Segment
The Company’s information technology (IT) environment is complex and includes proprietary online ordering technology systems (the “Platform”) which process revenue-related data which output the Company relies on to process and record its revenue transactions. Given the Company’s systems to process and record revenue are highly automated, there are potential risks arising from the capture, processing and transfer of data accurately and completely between the various IT systems. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in internal control related to the ineffective design and operation of information technology general controls in the areas of program change management and user access over certain IT systems that support the Company’s financial reporting processes. Specifically, the Company did not adequately design and maintain user access and program change management controls to ensure that IT program and data changes affecting the Platform are authorized and implemented appropriately. The IT systems involved generate data that impacts the Company’s revenue process. As a result, the Company’s revenue process controls were also deemed ineffective because they could have been adversely impacted.
This material weakness had a pervasive impact on the Company’s controls over the revenue process, including the related business process controls that rely on information and reports produced by the Platform. We identified the impact of the material weakness as a critical audit matter due to the increased extent of audit effort required to audit revenue in the Delivery Services Segment, including the need to modify the nature and extent of audit procedures performed as well as audit evidence obtained.
The primary procedures we performed to address this critical audit matter included:
•Testing a selection of individual transactions and performing the following procedures:
◦Confirming the amount of revenue and key terms of a transaction with a restaurant customer and performing alternative procedures for non-responses to the confirmations.
◦Recalculating revenue based on gross food sales per the Platform and the transaction fee rate in the Platform.
◦Comparing the amount of revenue included in the Platform to the Company’s books and records.
◦Comparing the amount of revenue recognized in the Platform to cash receipts.
•Testing the delivery transaction fee rate per the Platform by agreeing it to an executed master service agreement with a customer or to the customer’s historical delivery transaction fee rate.
•Testing revenue journal entries for unusual account combinations that could result from management override of controls.
•Developing an independent expectation of revenue and performing the following:
◦Reconciling net revenue per the Platform to third-party merchant processor reports and to the Company’s books and records.
◦Reconciling the net revenue recorded in the Platform to the Company’s books and records and to cash receipts reported in the Company’s bank statements.
◦Testing the bank deposits included in the reconciliation to evaluate the classification between revenue and non-revenue.
/s/ Moss Adams LLP
Denver, Colorado
April 17, 2023
We have served as the Company’s auditor since 2018.

WAITR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$12,066	$60,111
Accounts receivable, net	3,982	3,027
Capitalized contract costs, current	1,559	1,170
Prepaid expenses and other current assets	5,997	8,706
TOTAL CURRENT ASSETS	23,604	73,014
Property and equipment, net	808	3,763
Capitalized contract costs, noncurrent	3,403	3,183
Goodwill	9,536	130,624
Intangible assets, net	7,065	43,126
Operating lease right-of-use assets	2,917	4,327
Other noncurrent assets	812	1,070
TOTAL ASSETS	$48,145	$259,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$5,689	$7,018
Restaurant food liability	1,282	3,327
Accrued payroll	1,672	2,988
Short-term loans for insurance financing	1,892	3,142
Income tax payable	74	74
Operating lease liabilities	1,023	1,581
Other current liabilities	17,596	19,309
TOTAL CURRENT LIABILITIES	29,228	37,439
Long term debt - related party	53,901	81,977
Accrued medical contingency	—	53
Operating lease liabilities, net of current portion	2,079	3,034
Other noncurrent liabilities	28	2,115
TOTAL LIABILITIES	85,236	124,618
Commitments and contingent liabilities (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 249,000,000 shares authorized and 12,955,299 and 7,304,714 shares issued and outstanding at December 31, 2022 and 2021, respectively	21	15
Additional paid in capital	538,812	503,609
Accumulated deficit	(575,924)	(369,135)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(37,091)	134,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,145	$259,107
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
REVENUE	$111,801	$182,194
COSTS AND EXPENSES:
Operations and support	60,055	108,599
Sales and marketing	29,388	19,198
Research and development	4,454	4,156
General and administrative	38,010	45,042
Depreciation and amortization	13,296	12,429
Goodwill impairment	121,088	—
Intangible and other asset impairments	32,957	186
Loss on disposal of assets	288	158
TOTAL COSTS AND EXPENSES	299,536	189,768
LOSS FROM OPERATIONS	(187,735)	(7,574)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	5,664	7,074
Other expense (income)	13,310	(9,443)
NET LOSS BEFORE INCOME TAXES	(206,709)	(5,205)
Income tax expense	80	24
NET LOSS	$(206,789)	$(5,229)
LOSS PER SHARE:
Basic and diluted	$(23.00)	$(0.87)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic and diluted	8,991,262	6,029,671
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balances at December 31, 2020	5,562,952	$11	$451,991	$(363,906)	$88,096
Net loss	—	—	—	(5,229)	(5,229)
Exercise of stock options and vesting of restricted stock units	133,893	1	13	—	14
Taxes paid related to net settlement on stock-based compensation	—	—	(985)	—	(985)
Stock-based compensation	—	—	7,974	—	7,974
Equity issued for asset acquisition	307,739	—	13,724	—	13,724
Issuance of common stock	1,300,130	3	30,892	—	30,895
Balances at December 31, 2021	7,304,714	15	503,609	(369,135)	134,489
Net loss	—	—	—	(206,789)	(206,789)
Exercise of stock options and vesting of restricted stock units	94,911	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(106)	—	(106)
Stock-based compensation	—	—	5,703	—	5,703
Stock issued for conversion of Notes	1,570,575	3	16,944	—	16,947
Issuance of common stock	3,985,099	3	12,662	—	12,665
Balances at December 31, 2022	12,955,299	$21	$538,812	$(575,924)	$(37,091)
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(206,789)	$(5,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,323	2,258
Induced conversion expense related to Notes	9,499	—
Stock-based compensation	5,703	7,974
Loss on disposal of assets	288	158
Depreciation and amortization	13,296	12,429
Goodwill impairment	121,088	—
Intangible and other asset impairments	32,957	186
Amortization of capitalized contract costs	1,358	964
Change in estimate of accrued medical contingency	—	(16,715)
Change in fair value of contingent consideration liability	(1,939)	253
Other	(103)	(111)
Changes in assets and liabilities:
Accounts receivable	(955)	1,503
Capitalized contract costs	(1,967)	(2,151)
Prepaid expenses and other current assets	2,709	(1,865)
Other noncurrent assets	275	(243)
Accounts payable	(1,329)	1,307
Restaurant food liability	(2,045)	(974)
Income tax payable	—	(48)
Accrued payroll	(1,316)	(2,062)
Accrued medical contingency	(53)	(218)
Other current liabilities	(3,939)	1,039
Other noncurrent liabilities	2,223	(796)
Net cash used in operating activities	(28,716)	(2,341)
Cash flows from investing activities:
Purchases of property and equipment	(284)	(767)
Internally developed software	(7,439)	(8,752)
Purchase of domain names	(26)	(3,006)
Acquisitions, net of cash acquired	—	(25,435)
Proceeds from sale of property and equipment	61	21
Net cash used in investing activities	(7,688)	(37,939)
Cash flows from financing activities:
Proceeds from issuance of stock	12,665	30,895
Payments on long-term loan	(22,945)	(14,472)
Borrowings under short-term loans for insurance financing	4,968	8,671
Payments on short-term loans for insurance financing	(6,218)	(8,256)
Payments on acquisition loans	—	(182)
Payments on finance lease obligation	(5)	—
Proceeds from exercise of stock options	—	14
Taxes paid related to net settlement on stock-based compensation	(106)	(985)
Net cash (used in) provided by financing activities	(11,641)	15,685
Net change in cash	(48,045)	(24,595)
Cash, beginning of period	60,111	84,706
Cash, end of period	$12,066	$60,111
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,341	$4,816
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$16,947	$—
Stock issued as consideration in acquisitions	—	13,724
Noncash impact of operating lease assets upon adoption	—	5,833
Noncash impact of operating lease liabilities upon adoption	—	6,232
The accompanying notes are an integral part of these consolidated financial statements.

WAITR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1.    Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “ASAP,” “we,” “us” and “our”), operates an online ordering technology platform (the “Platform”), providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. The Platform uses the “deliver anything ASAP” model making it easy for consumers to order food, alcohol, convenience, grocery, flowers, auto parts and more. The Platform also includes proprietary in-stadium mobile ordering technology, providing an enhanced fan experience at sports and entertainment venues. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants, pursuant to the acquisition of the Cape Payment Companies (as defined below) on August 25, 2021 (see Note 5 – Business Combinations).
On November 18, 2022, the Company filed a Certificate of Amendment to amend the Company’s Third Amended and Restated Certificate of Incorporation, which effected a one for twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its outstanding common stock. See Note 15 – Stockholders’ Equity for additional information. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.
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
•equity compensation;
•contingencies;
•fair value and recoverability of property and equipment;
•fair value of goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets; and

•fair value of assets acquired, liabilities assumed and contingent consideration as part of a business combination.
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
Our operations revolve around two primary areas of service: (i) delivery services, which include operations related to the Company’s technology platform for online ordering and delivery (“Delivery Services”), and (ii) third-party payment processing referral services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants (“Third-Party Payment Processing Referral Services”). Prior to the three months ended September 30, 2022, the Company concluded that we had one operating segment as the operations of Third-Party Payment Processing Referral Services were not material to the Company’s consolidated operations. The CODM monitored performance of the Company on a consolidated basis during such time, with financial data related to Third-Party Payment Processing Referral Services being reviewed primarily for purposes of monitoring the achievement of an earnout provision associated with the acquisition of the Cape Payment Companies (see Note 5 – Business Combinations).
During the three months ended September 30, 2022, as the Third-Party Payment Processing Referral Services area became more significant to the operations of the Company, primarily on a percentage of revenue basis, our CODM began to manage operations and assess the Company’s performance based on the operations of the Delivery Services and Third-Party Payment Processing Referral Services areas separately. We quantitatively and qualitatively reassessed our segment reporting and determined the Third-Party Payment Processing Referral Services Segment is material to the group and now have two operating segments. See Note 17 – Segment Information for additional information on the Company’s segments and Note 4 – Revenue for additional information on revenue derived by segments.
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
Contingent Consideration
The Company acquired the Cape Payment Companies on August 25, 2021 (see Note 5 – Business Combinations). Consideration for the acquisition included an earnout provision which provides for a one-time payment to the sellers, if the Cape Payment Companies exceed certain future revenue targets. The contingent consideration obligation for the earnout provision is valued at fair value as of the acquisition date, with subsequent changes in fair value evaluated at the end of each reporting period through the term of the earnout and recognized in income (loss) from operations in the consolidated statement of operations. Current and noncurrent portions of the contingent consideration obligation are included in other current liabilities and other noncurrent liabilities in the consolidated balance sheet.
Cash
Cash consists of demand deposits with financial institutions, as well as cash owed to restaurants on the Platform. The Company has a compensating balance arrangement with its financial institution related to a letter of credit. As of December 31, 2022, cash supporting the outstanding letter of credit was $601.

Certain restaurants on the Platform receive their portion of payments collected through the Company’s Platform less frequently than daily. Upon receipt of the restaurants’ cash, the Company records an offsetting liability. As of December 31, 2022 and 2021, our restaurant liability was $1,282 and $3,327, respectively.
The Company regularly maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances. Management believes its credit risk, with respect to these financial institutions, to be minimal.
Accounts Receivable and Allowance for Doubtful Accounts and Chargebacks
Accounts receivable is primarily comprised of credit card receivables due from the credit card processor. Credit card payments on orders made through the Platform are generally remitted to the Company in one to six days from the date revenue is generated. Additionally, accounts receivable is also comprised of residual commissions receivable in connection with the acquisition of the Cape Payment Companies on August 25, 2021 (see Note 5 – Business Combinations).
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
Advertising Costs
The costs of advertising are generally expensed as incurred, or in certain cases, advertising costs are capitalized and expensed when the advertisement first takes place. The accounting policy selected from these two alternatives is applied consistently to similar kinds of advertising activities. For the years ended December 31, 2022 and 2021, the Company recognized expense attributable to advertising totaling $6,896 and $4,681, respectively. Advertising costs are included in sales and marketing expense on the Company’s consolidated statements of operations.
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
Impairment of Long-Lived and Other Intangible Assets
The Company reviews the recoverability of its long-lived assets, including acquired technology, capitalized software costs, and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the fair value. The fair value is typically estimated based on future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If the underlying assets are not supported by cash flow from operations, fair value is determined using other methods such as orderly liquidation value. An orderly liquidation value is the amount that could be realized upon liquidation given a sufficient amount of time to find a purchaser for a sale of assets in their existing condition and location. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group.
The Company recognized intangible and other asset impairment charges totaling $32,957 and $186 during the years ended December 31, 2022 and 2021, respectively (see Note 9 – Intangible Assets and Goodwill and Note 8 – Property and Equipment, Net).
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
The Company recognized goodwill impairment charges totaling $121,088 during the year ended December 31, 2022 (see Note 9 – Intangible Assets and Goodwill). The Company has determined there was no goodwill impairment during the year ended December 31, 2021.
Leases
The Company adopted ASC 842, Leases on January 1, 2021 using the modified retrospective transition approach, with no adjustment to prior comparative periods. ASC 842 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months.
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
As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date, which is estimated to be 5.0%. See Note 13 – Commitments and Contingent Liabilities for additional details on the Company’s leases.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period for awards expected to vest. The resulting expense is recorded either in operations and support, sales and marketing, research and development, or general and administrative expense, depending on the department of the recipient. The Company recognizes forfeitures of stock-based awards as they occur. In the case of an award pursuant to which a performance condition must be met for the award to vest, no stock-based compensation cost is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of change. Because of the non-cash nature of stock-based compensation, it is added back to net income in arriving at net cash provided by operating activities in our statement of cash flows.
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
Debt Issuance Costs
The Company incurs debt issuance costs in connection with its debt facilities and related amendments. Amounts paid directly to lenders are classified as issuance costs and are recorded as a reduction of the carrying value of the debt. Debt issuance costs are amortized using the effective interest rate method to interest expense on the Company’s consolidated statements of operations. See Note 11 – Debt for additional details.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. From time to time, the Company assesses the credit worthiness of its payment processing service provider and restaurants on the Platform. Credit risk on accounts receivable is minimized through use of a reputable payment processing service provider as well as a diverse group of restaurants dispersed across several geographic areas. The Company has not experienced material losses related to receivables from individual restaurants or groups of restaurants and is not expecting a change from this historical norm.
Revenue
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 4 – Revenue for additional details on the Company’s revenue.
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
Delivery Transaction Fees represent the revenue recognized from the Company’s obligation to process orders on the Platform. The performance obligation is satisfied when the Company successfully processes an order placed on the Platform and the restaurant receives the order at their location. Consistent with the recognition objective in ASC 606,

Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. The Company is the agent in the transaction as the Platform provides a means for the restaurant to receive orders from customers. As an agent of the restaurant in the transaction, the Company recognizes Delivery Transaction Fees earned from the restaurant on the Platform on a net basis. Delivery Transaction Fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the restaurant have the ability to unilaterally terminate the contract by providing notice of termination.
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
Third-party payment processing referral fees represent revenue recognized from the Company’s offering of referral services, connecting a merchant with a third-party payment processing service. The Company’s performance obligation in its contracts with payment processors is for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the number of transactions submitted by the merchant and processed by the payment processor. Accordingly, the total transaction price is variable. The performance obligation is satisfied and revenue is recognized by the Company when the third-party payment processor finalizes the processing of a transaction through the payment system and transaction volume is available from the payment processor to the Company. Consistent with the recognition objective in ASC 606, the variable consideration due to the Company for serving as the facilitator of the arrangement between the third-party payment processor and merchant is recognized on a daily basis. The Company is the agent in these arrangements as it establishes the relationship between the third-party payment processor and merchant, and thus, recognizes revenue on a net basis. The third-party payment processor is considered the customer of the Company as no direct contract exists between the merchant and the Company.
Accounts Receivable
The Company records a receivable when it has an unconditional right to the consideration. See Note 6 – Accounts Receivable for additional details on the Company’s accounts receivable.
Deferred Contract Costs
The Company recognizes an asset for the incremental costs of obtaining a contract with a restaurant and also recognizes an asset for the costs to fulfill a contract with a restaurant when they are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. See Note 4 – Revenue for additional details on the Company’s deferred contract costs.
Income Taxes
The Company files federal and state income tax returns in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable in a given year. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are not likely to be realized. Therefore, the Company recorded a full valuation allowance against net deferred tax assets as of December 31, 2022 and 2021. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the deferred tax assets would be recognized as a component of income tax expense through continuing operations.
The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties and complex tax laws. The Company’s tax returns are subject to examination by the various federal and state income-taxing authorities in the normal course of business. Such examinations may result in future assessments of additional tax, interest, and penalties. The Company utilizes a two-step approach in recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement. The Company accounts for income taxes related to tax contingencies and recognizes interest and penalties related to tax contingencies in income tax expense in the consolidated statements of operations. The Company has not recorded any tax contingencies as of December 31, 2022 and 2021.
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
The Company has had recurring losses from operations and declines in cash positions. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $575,924 as of December 31, 2022. The Company has had a trend of negative cash flow from operations during each quarter of 2022. For the year ended

December 31, 2022, the Company had negative cash flow from operations of $28,716. Additionally, the Company’s cash position was impacted by the utilization of $20,000 in cash to pay down debt in May 2022. The Company’s cash position has declined from $60,111 at December 31, 2021 to $12,066 as of December 31, 2022. In an effort to alleviate these conditions, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management plans to raise additional equity capital in best efforts private placements, rather than through the ATM Program (see Note 15 – Stockholders’ Equity), although there can be no assurance that we will be able to raise additional capital. The Company doesn’t anticipate utilizing its ATM Program in fiscal 2023.
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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business for the twelve-month period following the date the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.
4. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Delivery Services Segment:
Delivery Transaction Fees	$98,458	$175,607
Other revenue	2,606	3,276
Total Delivery Services Segment	101,064	178,883
Third-Party Payment Processing Referral Services Segment(1)	10,737	3,311
Total Revenue	$111,801	$182,194

(1) The year ended December 31, 2021 includes revenue from the Cape Payment Companies beginning on the acquisition date of August 25, 2021, through December 31, 2021.

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
Deferred costs related to obtaining contracts with restaurants were $3,128 and $2,968 as of December 31, 2022 and 2021, respectively, out of which $1,032 and $818, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $905 and $712 for the years ended December 31, 2022 and 2021, respectively.

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
Deferred costs related to fulfilling contracts with restaurants were $1,834 and $1,385 as of December 31, 2022 and 2021, respectively, out of which $527 and $352, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $453 and $252 for the years ended December 31, 2022 and 2021, respectively.
5.    Business Combinations
2021 Acquisitions
Cape Payment Acquisition
On August 25, 2021, the Company completed the acquisition of certain assets and properties of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) (the “Cape Payment Acquisition”). The Cape Payment Companies facilitate merchant access to third-party payment processing solution providers and receive residual payments from the payment providers. The purchase price for the Cape Payment Companies consisted of $12,032 in cash and 128,205 shares of the Company’s common stock valued at $24.80 per share (the closing price of the Company’s common stock on August 24, 2021). The Cape Payment Acquisition included an earnout provision which provided for a one-time payment to the sellers if the Cape Payment Companies exceed certain future revenue targets. The earnout provision, if any, is payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. As of December 31, 2021, the earnout provision was valued at $1,939. At December 31, 2022, the Company determined that it is unlikely that the earnout provision will be met, therefore no value was assigned. See Note 16 – Fair Value Measurements for additional details.
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
During the three months ended September 30, 2022, our operations related to the business acquired from the Cape Payment Companies became more significant to the operations of the Company. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 17 - Segment Information for additional details.
Delivery Dudes Acquisition
On March 11, 2021, the Company completed the acquisition of certain assets and properties from Dude Holdings LLC (“Delivery Dudes”), a third-party delivery business primarily serving the South Florida market, for $11,500 in cash and 178,129 shares of the Company’s common stock valued at $59.20 per share (the closing price of the Company’s common stock on March 11, 2021) (the “Delivery Dudes Acquisition”).
The Delivery Dudes Acquisition was considered a business combination in accordance with ASC 805 and was accounted for using the acquisition method. The results of operations of Delivery Dudes are included in our consolidated financial statements beginning on the acquisition date, March 11, 2021.

Additional Information
Included in general and administrative expenses in the consolidated statement of operations in certain periods are direct and incremental costs, consisting of legal and professional fees, related to business combinations and asset acquisitions. During the year ended December 31, 2021, the Company incurred direct and incremental costs of $1,614 related to the Delivery Dudes Acquisition and the Cape Payment Acquisition. There were no direct and incremental transaction costs incurred during the year ended December 31, 2022.

Pro-Forma Financial Information (Unaudited)
The supplemental consolidated results of the Company on an unaudited pro forma basis as if the Delivery Dudes Acquisition had been consummated on January 1, 2021 are included in the table below (in thousands):

Twelve Months Ended December 31, 2021
Net revenue	$184,670
Net loss	4,865
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
6.    Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Credit card receivables	$2,334	$1,354	$3,013
Residual commissions receivable	1,422	1,342	—
Receivables from restaurants and customers	596	660	334
Accounts receivable	$4,352	$3,356	$3,347
Less: allowance for doubtful accounts and chargebacks	(370)	(329)	(393)
Accounts receivable, net	$3,982	$3,027	$2,954
The activity in the allowance for doubtful accounts and chargebacks is as follows (in thousands):

	December 31, 2022	December 31, 2021
Balance, beginning of the year	$329	$393
Additions to expense	395	715
Write-offs, net of recoveries and other adjustments	(354)	(779)
Balance, end of the year	$370	$329
7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid insurance expense	$3,475	$6,703
Prepaid software subscriptions	1,401	1,318
Other current assets	1,121	685
Prepaid expenses and other current assets	$5,997	$8,706

8.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$771	$10,671
Furniture and fixtures	37	1,280
Leasehold improvements	—	353
Total property and equipment	808	12,304
Less: Accumulated depreciation	—	(8,541)
Property and equipment, net	$808	$3,763
The Company recorded depreciation expense for property and equipment for the years ended December 31, 2022 and 2021 of  $2,080 and $3,200, respectively.
At December 31, 2022, the Company conducted an impairment test for long-lived assets in the Delivery Services Segment under the guidance in ASC 360. See Note 9 – Intangible Assets and Goodwill for additional details. Total property and equipment with a net carrying value of $1,782 was tested for impairment. The impairment test resulted in a non-cash impairment charge of $974 related to property and equipment. The impairment charge is included in the consolidated statement of operations for the year ended December 31, 2022 under the caption “intangible and other asset impairments”.
9.    Intangibles Assets and Goodwill
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
See “Impairments” below for details of impairment testing for intangible assets during the year ended December 31, 2022. Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment and consist of the following at December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$40,341	$(13,542)	$(26,799)	$—
Trademarks/Trade name/Patents	6,549	(6,044)	(284)	221
Customer Relationships	96,510	(18,647)	(72,519)	5,344
Total intangible assets subject to amortization	143,400	(38,233)	(99,602)	5,565
Trademarks, not subject to amortization	3,038	—	(1,538)	1,500
Total	$146,438	$(38,233)	$(101,140)	$7,065

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$35,686	$(9,632)	$(11,779)	$14,275
Trademarks/Trade name/Patents	6,549	(5,585)	—	964
Customer Relationships	96,510	(14,256)	(57,378)	24,876
Total intangible assets subject to amortization	138,745	(29,473)	(69,157)	40,115
Trademarks, not subject to amortization	3,011	—	—	3,011
Total	$141,756	$(29,473)	$(69,157)	$43,126
During the year ended December 31, 2022, the Company capitalized approximately $7,439 of software costs related to the development of the Platform.
The Company recorded amortization expense for the years ended December 31, 2022 and 2021 of $11,216 and $9,229, respectively. Estimated future amortization expense of intangible assets subject to amortization as of December 31, 2022 is as follows (in thousands):

Amortization
2023	$992
2024	953
2025	875
2026	867
2027	867
Thereafter	1,011
Total future amortization for intangible assets subject to amortization	$5,565
Goodwill
Prior to the three months ended September 30, 2022, we concluded that we had one reporting unit for purposes of goodwill impairment testing. During the three months ended September 30, 2022, we quantitatively and qualitatively reassessed our segment reporting and determined the Third-Party Payment Processing Referral Services Segment is material to the group and now have two reporting units for purposes of goodwill impairment testing. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information.
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

	Delivery Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Goodwill allocation to segments	$1,907	$9,536	$11,443
September 30, 2022 impairment	(1,907)	—	(1,907)
Balance as of December 31, 2022	$—	$9,536	$9,536

Impairments
The Company has historically conducted its goodwill and intangible asset impairment test annually in October, or more frequently if indicators of impairment exist. The Company conducts the impairment test in accordance with FASB ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, property and equipment, developed technology, customer relationships, and trade names, and in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) for the reporting unit’s goodwill.
ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. If indicators are present, the Company proceeds to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. ASC 350 requires goodwill and other indefinite lived assets to be tested for impairment at the reporting unit level. See the discussion below of impairment testing conducted as of March 15, 2022, September 30, 2022 and December 31, 2022. No events or circumstances occurred from the time of the March 15, 2022 impairment test through June 30, 2022 that would suggest an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at June 30, 2022.
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
As further detailed below, for the year ended December 31, 2022, the Company recognized non-cash goodwill impairment charges totaling $121,088 and non-cash impairment charges for long-lived assets totaling $32,957 (included in the consolidated statement of operations under the captions “goodwill impairment” and “intangible and other asset impairments”, respectively). For the year ended December 31, 2021, the Company recognized no goodwill impairment charges and recognized $186 of non-cash impairment charges related to previously capitalized software development costs.
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
September 30, 2022 Impairment Analysis
As a result of continued declines in the Company’s share price and market capitalization during the third quarter of 2022, the Company conducted an additional impairment test as of the valuation date of September 30, 2022. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting units for purposes of impairment testing under ASC 360 and ASC 350.
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
For ASC 350 testing purposes, the Company estimated the fair value of the Delivery Services Segment and the Third-Party Payment Processing Referral Services Segment giving consideration to the Income Approach and the Market Approach in a manner similar to the March 15, 2022 impairment analysis discussed above. The impairment assessment indicated that the fair value of the Third-Party Payment Processing Referral Services Segment exceeded its carrying value, and therefore did not result in a goodwill impairment. The goodwill in the Delivery Services Segment was determined to have no value and was fully impaired. The Company recognized a non-cash pre-tax impairment loss of $1,907 during the three months ended September 30, 2022 to write down the carrying value of goodwill in the Delivery Services Segment to zero.
December 31, 2022 Impairment Analysis
As a result of the significant and sustained decline in the Company’s market capitalization, the Company conducted an additional impairment test as of the valuation date of December 31, 2022 for the Delivery Services Segment. The Company engaged a third-party to assist management in estimating the fair values of indefinite-lived and long-lived assets in the Delivery Services Segment for purposes of impairment testing under ASC 360 and ASC 350. For the Third-Party Payment Processing Referral Services Segment, the Company determined that given the positive performance of this segment, including growth in revenue since the acquisition of the Cape Payment Companies in the third quarter of 2021, ASC 350 and ASC 360 impairment testing was not warranted at December 31, 2022.
The trade name intangible assets in the Delivery Services Segment were tested for impairment under the guidance in ASC 350. The trade names were valued using the Income Approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade names in the form of royalty payments that would be paid to the owner of the trade names in return for the rights to use the trade names.
The customer relationships intangible assets, developed technology intangible assets and property and equipment in the Delivery Services Segment were tested for impairment under the guidance in ASC 360. As management did not envision a clear path to profitability in the foreseeable future, the customer relationships and developed technology intangible assets were valued using an Income Approach with consideration given to liquidation values. Such assets were determined to have minimal value and were fully impaired. As the Company’s property and equipment assets were not supported by cash flows from operating activities, the fair value measurements were determined using cost and market approaches, along with consideration of orderly liquidation values (OLV). On an asset-by-asset basis, estimated values for property and equipment were based on the lower of the estimated OLV and the assets’ initial net carrying value as of the valuation date of December 31, 2022. A fair value determination of the Company’s right-of-use assets was not warranted as the related office facility leases contain the ability for the Company to sub-lease the space.
The analyses for the trade names, customer relationships, developed technology and property and equipment represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation. As a result of this analysis, the Company recognized non-cash pre-tax impairment losses for the year ended December 31, 2022 totaling $32,957 for the long-lived assets, including $15,020 for developed technology, $15,141 for customer relationships, $1,822 for trade names and $974 for property and equipment. The impairment charges are included in the consolidated statement of operations under the caption “intangible and other asset impairments”.

10.    Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued insurance expenses	$7,139	$3,932
Accrued estimated workers’ compensation expenses	275	644
Accrued medical contingency	366	370
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	307	175
Accrued cash incentives	52	3,130
Other accrued expenses	3,105	3,685
Unclaimed property	2,795	2,372
Other current liabilities	2,307	3,751
Total other current liabilities	$17,596	$19,309
11.    Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2021 and 2022	Effective Interest Rate at December 31, 2022	Maturity	December 31, 2022	December 31, 2021
Term Loan	5.125% - 7.125%	13.37%	May 2024	$12,579	$35,007
Notes	4.0% - 6.0%	4.87%	May 2024	42,523	49,504
				$55,102	$84,511
Less: unamortized debt issuance costs on Term Loan				(992)	(2,099)
Less: unamortized debt issuance costs on Notes				(209)	(435)
Long term debt - related party				$53,901	$81,977

Short-term loans for insurance financing	4.35% - 6.96%	n/a	February 2023 - September 2023	1,892	3,142
Total outstanding debt				$55,793	$85,119
Annual maturities of outstanding debt, net of discounts are as follows (in thousands):

Debt Maturity
2023	$1,892
2024	53,901
Total debt	$55,793
Interest expense related to the Company’s outstanding debt totaled $5,664 and $7,074 for the years ended December 31, 2022 and 2021, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 19 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.

Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. In connection with the Term Loan, the Company issued to Luxor Capital warrants which were exercisable for shares of the Company’s common stock (see Note 15 – Stockholders’ Equity).
Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid-in-kind being added to the aggregate principal balance. The Company elected to pay the interest payments due on September 30, 2022 and December 31, 2022 in-kind, resulting in $517 being added to the principal balance of the Term Loan. See Amendments to Loan Agreements below for additional details on the Term Loan and Credit Agreement, including details of principal payments made during 2022.
The Credit Agreement includes a number of customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, incur liens on assets, engage in mergers or consolidations, dispose of assets, pay dividends or repurchase capital stock and repay certain junior indebtedness. The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default. One of the affirmative covenants included in the Credit Agreement relates to the deliverance of audited annual financial statements to the administrative agent and lenders, accompanied by a report from an independent public accounting firm, which report shall be unqualified as to going concern and scope of audit. See Note 20 – Subsequent Events for details of a January 2023 amendment to the Credit Agreement to waive the requirement to deliver an audit report unqualified as to going concern with respect to the fiscal year 2022 financial statements.
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of December 31, 2022 and 2021 totaled $42,314 and $49,069, respectively. See Amendments to Loan Agreements and Conversion Agreements below for additional details on the Notes, including details of conversions of the Notes during 2022.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, up to one-half of the dollar amount of an interest payment due could be paid-in kind for the first three quarters of 2022 and in fiscal 2021. Pursuant to an amendment to the Convertible Notes Agreement in November 2022, the portion of an interest payment that the Company could elect to pay in-kind was reduced from 50% to approximately 33%. The Company elected to pay one-half of the $669 interest payment due on September 30, 2022 in-kind, resulting in approximately $335 being added to the principal balance of the Notes. The Company elected to pay 33% of the $554 interest payment due on December 31, 2022 in-kind, resulting in approximately $184 being added to the principal balance of the Notes. Interest expense related to the Notes was comprised of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Contractual interest expense	$2,711	$2,389
Amortization of debt discount	175	856
	$2,886	$3,245
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $131.02 per share, subject to certain “blocker” limitations limiting the amount of shares into which the Notes can be converted.
The Company’s payment obligations on the Notes are not guaranteed. The Convertible Notes Agreement contains negative covenants, affirmative covenants, representations and warranties and events of default that are substantially similar to those that are set forth in the Credit Agreement (except those that relate to collateral and related security interests, which are not contained in the Convertible Notes Agreement or otherwise applicable to the Notes). See Note 20 – Subsequent Events for details of a January 2023 amendment to the Convertible Notes Agreement to waive the requirement to deliver an audit report unqualified as to going concern with respect to the fiscal year 2022 financial statements.
Amendments to Loan Agreements
May 2022 Amendments
On May 9, 2022, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “May 9, 2022 Amended Loan Agreements”). The May 9, 2022 Amended Loan Agreements provide, among other things, (i) that going forward on a quarterly basis, 50% of the proceeds of any at-the-market public common stock issuances by the Company will be applied to the prepayment of the Term Loan and (ii) a six-month extension of the maturity date of the Credit Agreement and Convertible Notes Agreement until May 15, 2024. Additionally, pursuant to the May 9, 2022 amendment to the Credit Agreement, the Company made a $20,000 prepayment on the Term Loan on May 9, 2022. On October 5, 2022, the Company made a $1,676 prepayment on the Term Loan, representing 50% of the net proceeds received by the Company for sales under the August 2022 ATM through such date.
The Company evaluated the amendments in the May 9, 2022 Amended Loan Agreements under ASC 470-50, “Debt Modification and Extinguishment”, and concluded that the amendments did not meet the characteristics of debt extinguishments under ASC 470-50. Accordingly, the amendments were treated as a debt modification, and thus, no gain or loss was recorded. A new effective interest rate for each of the Term Loan and Notes that equated the revised cash flows to the carrying amount of the original debt was computed and applied prospectively through the date of the November 8, 2022 amendments to the Credit Agreement and Notes (described below).
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
November 2022 Amendments
On November 8, 2022, the Company entered into an amendment to the Credit Agreement and an amendment to the Convertible Notes Agreement (together, the “November 8, 2022 Amended Loan Agreements”). Pursuant to the November 8, 2022 amendment to the Credit Agreement, commencing with the fiscal quarter ended December 31, 2022, the portion of the proceeds of any ATM public common stock issuances to be applied to the prepayment of the Term Loan under the Credit Agreement increased from 50% to 60%. The Company made prepayments totaling $1,269 on the Term Loan from November 11, 2022 through December 31, 2022, representing 60% of the net proceeds received by the Company for sales under the August 2022 ATM during that period.
The November 8, 2022 amendment to the Convertible Notes Agreement includes (i) a reduction of the interest rate under the Convertible Notes Agreement from 6% to 4.5% per annum and (ii) an adjustment of the portion of an interest payment that can be paid in-kind, if elected by the Company, from 50% to approximately 33%. Additionally, subsequent to the payment in full of the Term Loan outstanding under the Credit Agreement, the portion of the proceeds of any future ATM public common stock issuances to be applied to the prepayment of the Notes under the Convertible Notes Agreement increases from 50% to 60%.
The Company evaluated the amendments in the November 8, 2022 Amended Loan Agreements under ASC 470-60, “Troubled Debt Restructurings by Debtors”. Management concluded that there were indicators of financial difficulty for the Company at this date and concessions had been granted by the lenders. Therefore, the amendments are accounted for as a troubled debt restructuring. Management assessed whether the total undiscounted future cash payments specified by the amendments in the November 8, 2022 Amended Loan Agreements are greater or less than the carrying amount of the debt at the time of the restructuring and determined that the undiscounted future cash payments under the new terms are greater than the carrying amount of the debt at the time of the restructuring. Accordingly, no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the Term Loan and Notes.

Conversion Agreements
On May 13, 2022, the Company entered into a conversion agreement (the “May 2022 Conversion Agreement”), pursuant to which the lenders under the Convertible Notes Agreement were permitted to convert $750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 294 shares of Company common stock per one thousand dollars of principal amount of the Notes (calculated based on a per share price of $3.40 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes.
On July 22, 2022, the Company entered into a conversion agreement (the “July 2022 Conversion Agreement”), pursuant to which the lenders under the Convertible Notes Agreement were permitted to convert $6,750 of the outstanding principal amount of the Notes into shares of Company common stock at a conversion rate of 200 shares of Company common stock per one thousand dollars of principal amount of the Notes (calculated based on a per share price of $5.00 of Company common stock on Nasdaq), notwithstanding the conversion rate then in effect pursuant to the terms of the Notes.
Accordingly, pursuant to the May 2022 Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 220,575 shares of Company common stock during the three months ended June 30, 2022, and pursuant to the July 2022 Conversion Agreement, the Luxor Entities converted $6,750 principal amount of the Notes into 1,350,000 shares of Company common stock during the three months ended September 30, 2022 (see Note 15 – Stockholders’ Equity).
In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the fair value of the securities transferred in the induced conversion over the fair value of securities issuable pursuant to the original conversion terms is recognized as induced conversion expense. Accordingly, (i) upon the induced conversion related to the May 2022 Conversion Agreement, the Company recognized $930 of expense with a corresponding increase to equity of $1,673 and a net reduction of the Notes of $743, consisting of the $750 of principal, net of related discount, and (ii) upon the induced conversion related to the July 2022 Conversion Agreement, the Company recognized $8,569 of expense with a corresponding increase to equity of $15,275 and a net reduction of the Notes of $6,706, consisting of the $6,750 of principal, net of related discount.
Induced conversion expense is included in other expense in the consolidated statement of operations and totaled $9,499 for the year ended December 31, 2022.
Short-Term Loans
The Company has outstanding short-term loans as of December 31, 2022 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
12.    Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.
The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	80	24
Deferred
Federal	—	—
State	—	—
Income tax expense	$80	$24

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Tax at statutory rate	$(43,409)	$(1,093)
State income taxes	(5,296)	(281)
Stock-based compensation	836	(62)
Non-deductible expenses	901	286
Interest expense	606	674
Work opportunity tax credit	10	516
Goodwill and acquired intangibles	4,148	—
Other	1,983	(15)
Deferred tax asset revisions	—	(689)
Change in valuation allowance	40,301	688
Income tax expense	$80	$24
The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation	$1,651	$1,467
Incentive compensation	12	773
Medical contingency	85	105
Bad debt reserve	86	81
Charitable contribution carryover	43	35
Unearned revenue	198	118
Workers’ compensation reserve	69	159
Lease obligation	1,038	1,187
Legal reserve	290	309
Non-deductible goodwill	33,879	14,894
Non-deductible other intangibles	23,253	16,034
Net operating losses	54,583	40,824
Work opportunity tax credit	11,539	11,551
Interest expense carryforward	1,540	955
Total deferred tax assets	128,266	88,492
Valuation allowance	(122,196)	(81,895)
Net deferred tax assets	6,070	6,597
Deferred tax liabilities:
Fixed assets	(3,770)	(4,383)
Capitalized contract costs	(1,150)	(1,075)
Right-of-use asset	(1,003)	(1,069)
Prepaids	(147)	(70)
Total deferred tax liabilities	$(6,070)	$(6,597)
Net deferred tax asset (liability)	$—	$—

A full valuation allowance of $122,196 and $81,895 has been recorded against net deferred tax assets as of December 31, 2022 and 2021, respectively, as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
The Company has the following net operating loss carryforwards and tax credit carryforwards (in thousands):

	As of December 31,		Beginning Year of Expiration
	2022	2021
Federal net operating losses	$211,421	$167,362	2034
State net operating losses	189,973	149,206	2034
Tax credit carryforwards	11,539	11,551	2037
Total carryforwards	$412,933	$328,119
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
During 2020, the Company was permitted to defer payment of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The Company did not defer any payroll taxes after December 31, 2020. As of December 31, 2022, the Company has paid all payroll tax deferrals.
13.    Commitments and Contingent Liabilities
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
Included in the consolidated statement of operations for the year ended December 31, 2022, is $1,650 of sales and marketing expense related to the MetLife Sponsorship Agreement.
Leases
As of December 31, 2022, the Company had operating lease agreements for office facilities in various locations in the United States, which expire on various dates through August 2026. The terms of the lease agreements provide for rental payments that generally increase on an annual basis. The Company has one immaterial finance lease for office equipment. The Company recognizes expense for leases on a straight-line basis over the lease term, which the Company generally expects to be the non-cancellable period of the lease. As of December 31, 2022, the Company recognized on its consolidated balance sheet operating right-of-use assets of $2,917 and current and noncurrent operating lease liabilities of

$1,023 and $2,079, respectively. Total operating lease costs recognized in the consolidated statement of operations for the years ended December 31, 2022 and 2021 totaled $1,744 and $1,911, respectively. We have subleased a portion of our leased office facilities. Sublease income totaled $225 and $114 for the years ended December 31, 2022 and 2021, respectively.
The following table presents supplemental cash flow information and the weighted-average discount rate for the year ended December 31, 2022 and the weighted-average remaining lease term for the Company’s operating leases as of December 31, 2022:

Twelve Months Ended December 31, 2022
Cash paid for operating lease liabilities (in thousands)	$1,513
Weighted-average remaining lease term (years)	3.3 years
Weighted-average discount rate	5%
As of December 31, 2022, the future minimum lease payments required under non-cancelable operating leases were as follows (in thousands):

Amount
2023	$1,154
2024	874
2025	825
2026	536
Total future lease payments	$3,389
Less: imputed interest	(287)
Present value of operating lease liabilities	$3,102
Workers’ Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of December 31, 2022 and 2021, $7,349 and $4,305, respectively, in outstanding workers’ compensation and auto policy reserves are included in the consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, which was extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve and $4,700 legal settlement are included in other expense in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet at December 31, 2022 and in other expenses in the consolidated statement of operations for the year ended December 31, 2021.
In September 2019,Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC were named as defendants in a putative class action lawsuit entitled Walter Welch, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC. The case was filed in the Western District of Louisiana, Lake Charles Division. In the lawsuit, the plaintiff asserts putative class action claims alleging, inter alia, that various defendants made false and misleading statements in securities filings, engaged in fraud, and violated accounting and securities rules, seeking damages based upon these allegations. A similar putative class action lawsuit, entitled Kelly Bates, Individually and on Behalf of all Others Similarly Situated vs. Christopher Meaux, David Pringle, Jeff Yurecko, Tilman J. Fertitta, Richard Handler, Waitr Holdings Inc. f/k/a Landcadia Holdings Inc., Jefferies Financial Group, Inc. and Jefferies, LLC, was filed in that same court in November 2019. These two cases were consolidated, and an amended complaint was filed in October 2020. The Company filed a motion to dismiss in February 2021. The Court assigned that motion to the Magistrate Judge, who issued her Report and Recommendation to the District Court Judge that the motion be granted in all respects. On August 10, 2022, the Court ruled in favor of the Company and its former officers and directors on all claims and dismissed the case with prejudice. The deadline for appeal has passed with no action from plaintiffs; the judgment dismissing the case with prejudice is now final.
In November 2022, the Company was named as a defendant in Jenson et al. v. Bitesquad.com, LLC, No. 22-cv-03044 (NEB), filed in Minnesota state court. The plaintiffs, three customers purporting to represent a class, allege that the Company’s advertising is false and misleading in that the Company’s “free delivery” promotions violate the Minnesota Uniform Deceptive Practices Act and the Minnesota False Statement in Advertising Act as a result of the Company charging “other fees” on such orders that plaintiffs assert constitute a “delivery charge.” The plaintiffs seek unspecified damages as well as injunctive and declaratory relief. The Company removed the case to the United States District Court for the District of Minnesota under the Class Action Fairness Act. Based on the existence of an arbitration provision in the BiteSquad website “terms and conditions” section, the Company then moved to compel arbitration under the Federal Arbitration Act. The parties briefed and presented arguments on this motion to the court on March 8, 2023 and are waiting on the court’s ruling. The Company believes that this lawsuit lacks merit and that it has strong defenses to all claims alleged. The Company continues to vigorously defend the lawsuit.
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
In May 2020, the Company was named as a defendant in Mary Ritchey, Individually and as Conservator for A.M., a minor, vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0722 LWC, and Robert P. McPherson vs. Kristi Rando, Waitr Holdings, Inc., et al., Civil No. 1CCV-20-0764 LWC, consolidated and which is currently pending in the Circuit Court of the First Circuit, State of Hawaii. This action is a result of an automobile accident that occurred in October 2018 involving an employee of a Company subsidiary and the alleged substantial injuries and damages as a result thereof. Discovery is ongoing, as well as the motion practice. The court recently granted plaintiffs’ motion to continue trial, and the trial has been rescheduled for June 2024. The Company intends to vigorously defend this lawsuit.
In May 2020, the Company was named as a defendant in Jessie Stewart, Bradley Stewart & Sheila Ludwig vs. Waitr Inc. of LA., Waitr Holdings, Inc., Delivery Logistics, LLC, et al., in the 22nd Judicial District Court, St. Tammany Parish, Louisiana. This action is a result of an automobile accident that occurred in April 2020 involving an independent contractor and the mother of the three plaintiffs, alleging substantial damages based on the injuries sustained in the accident and the ultimate death of the mother subsequent to the automobile accident. Discovery is ongoing and no trial date has been set. The Company intends to vigorously defend this lawsuit.

In addition to the lawsuits described above, the Company is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although the Company believes that it maintains insurance with standard deductibles that generally covers liability for potential damages in many of these matters where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood. See Risk Factors – “We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability and expenses for legal claims from the normal course of business activities.”
14.    Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of December 31, 2022, there were 353,539 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. On January 1, 2023, the number of shares available for future grants increased by 688,044 pursuant to the evergreen provision of the 2018 Incentive Plan. The evergreen provision is determined based on 5% of the total number of outstanding shares of the Company’s common stock (taking into account for this purpose such common stock issuable upon the exercise of options or warrants and the conversion of convertible debt) on December 31st of the immediately preceding year. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017, the “Amended 2014 Plan”). Total compensation expense related to awards under the Company’s incentive plans was $5,703 and $7,974 for the years ended December 31, 2022 and 2021, respectively.
Stock-Based Awards
Stock Options
There were no stock option grants during the year ended December 31, 2022. During the year ended December 31, 2021, 25,000 stock options were granted under the 2018 Incentive Plan and were subsequently forfeited during such period.
The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. Expected volatility for stock options is estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies. Assumptions used in determining the fair value of stock option grants during the year ended December 31, 2021 are as follows:

2021
Weighted-average fair value at grant	$43.80
Risk free interest rate	0.46%
Expected volatility	131.4%
Expected option life (years)	3.59
As of March 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $33 and $1,248 for the years ended December 31, 2022 and 2021, respectively.

The stock option activity under the Company’s incentive plans during the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	487,619	$8.60	$6.60
Granted	25,000	55.60	43.80
Exercised	(702)	18.60	91.20
Forfeited	(26,530)	59.00	46.40
Expired	(2,620)	105.60	103.60
Balance, December 31, 2021	482,767	$7.74	$5.58
Expired	(1,742)	52.91	95.23
Balance, December 31, 2022	481,025	$7.58	$5.25
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	481,025	481,025	482,767	243,501
Weighted-average remaining contractual term (years)	2.02	2.02	3.03	3.06
Weighted-average exercise price	$7.58	$7.58	$7.80	$8.00
Aggregate Intrinsic Value (in thousands)	$—	$—	$3,543	$1,773
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the year ended December 31, 2022. The aggregate intrinsic value of awards exercised during the year ended December 31, 2021 was $22.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of December 31, 2022, there were 156,716 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.

Awards with Time-Based Vesting
During the year ended December 31, 2022, a total of 439,500 RSUs with time-based vesting were granted pursuant to the Company’s 2018 Incentive Plan (with an aggregate fair value of $3,545). The RSUs generally vest over three years in accordance with the terms specified in the applicable award agreements, all of which accelerate and vest upon a change of control.
The Company recognized compensation expense for restricted stock of $5,670 and $6,726 during the years ended December 31, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of December 31, 2022, was $10,166, with a weighted average remaining vesting period of approximately 2.05 years. The total fair value of restricted shares that vested during the years ended December 31, 2022 and 2021 was $548 and $6,812, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested at December 31, 2020	227,934	$44.60	1.71
Granted	399,795	42.00
Shares vested	(152,573)	42.00
Forfeitures	(44,428)	45.40
Nonvested at December 31, 2021	430,728	$42.97	2.50
Granted	439,500	8.07
Shares vested	(115,684)	38.97
Forfeitures	(142,353)	18.25
Nonvested at December 31, 2022	612,191	$24.42	2.05
Cash-Based Awards
Performance Bonus Agreement
On April 23, 2020, the Company entered into a performance bonus agreement with Mr. Grimstad, which was extended through January 3, 2025 in connection with the extension of his employment agreement. Pursuant to the performance bonus agreement, upon the occurrence of a change of control in which the holders of the Company’s common stock receive per share consideration that is equal to or greater than $40.00, subject to adjustment in accordance with the 2018 Incentive Plan, the Company shall pay Mr. Grimstad an amount equal to $5,000 (the “Bonus”). In order to receive the Bonus, Mr. Grimstad must remain continuously employed with the Company through the date of the change of control; provided, however, that in the event Mr. Grimstad terminates his employment for good reason or the Company terminates his employment other than for misconduct, Mr. Grimstad will be entitled to receive the Bonus provided the change of control occurs on or before January 3, 2025. Compensation expense related to the bonus agreement will not be recognized until such time that is probable that the performance goal will be achieved.
15.    Stockholders’ Equity
Reverse Stock Split
On November 18, 2022, the Company filed a Certificate of Amendment to amend the Company’s Third Amended and Restated Certificate of Incorporation, which effected a one for twenty (1:20) reverse stock split of its outstanding common stock. As a result of the Reverse Stock Split, every twenty (20) shares of the Company’s common stock issued and outstanding immediately prior to the Reverse Stock Split was reduced to a smaller number of shares, such that every 20 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split was combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The Reverse Stock Split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.
Common Stock
At December 31, 2022 and 2021, there were 249,000,000 shares of common stock authorized and 12,955,299 and 7,304,714 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of December 31, 2022 or December 31, 2021. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offerings
In November 2021, the Company entered into a third amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000, through Jefferies LLC (“Jefferies”) as its sales agent. There were no sales of common stock pursuant to the third amended and restated open market sales agreement after April 12, 2022. In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to the ATM Program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000. The issuance and sale of shares by the Company under the open market sales agreements were made pursuant to the Company’s effective registration statements on Form S-3. Details of sales pursuant to the ATM Program are included in the table below. See Note 20 – Subsequent Events for additional details on the August 2022 ATM Program

	Sales during the year ended December 31, 2022
	November 2021 ATM Program	August 2022 ATM Program	Total
Total shares sold	603,749	3,381,350	3,985,099
Average sales price per share	$11.94	$1.67	$3.23
Gross proceeds (in thousands)	$7,211	$5,660	$12,871
Net proceeds (in thousands)	$7,120	$5,545	$12,665
Preferred Stock
At December 31, 2022 and 2021, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of December 31, 2022 or December 31, 2021.
Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $131.02 per share as of December 31, 2022. See Note 11 – Debt for additional information regarding the Notes.
Pursuant to the May 2022 Conversion Agreement, the Luxor Entities converted $750 principal amount of the Notes into 220,575 shares of Company common stock during the three months ended June 30, 2022, calculated based on a per share price of $3.40, notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. In connection with the conversion, the Company recognized $930 of induced conversion expense (see Note 11 – Debt).
Pursuant to the July 2022 Conversion Agreement, the Luxor Entities converted $6,750 principal amount of the Notes into 1,350,000 shares of Company common stock during the three months ended September 30, 2022, calculated based on a per share price of $5.00, notwithstanding the conversion rate then in effect pursuant to the terms of the Notes. In connection with the conversion, the Company recognized $8,569 of induced conversion expense (see Note 11 – Debt).

Warrants
In November 2018, the Company issued warrants to Luxor Capital (the “Debt Warrants”). The Debt Warrants expired on November 15, 2022 with none being exercised. Prior to expiration, the warrants were exercisable into 31,446 shares of the Company’s common stock at a conversion price of $159.00 per share.
16.    Fair Value Measurements
Medical Contingency
Included in other income in the consolidated statement of operations for the year ended December 31, 2021 is $16,715 related to the change in estimate of a medical contingency (the “Medical Contingency”). The death of the individual in August 2021 associated with the Medical Contingency was new information the Company deemed a change in accounting estimate for the total liability.
The estimated loss exposure for the Medical Contingency as of December 31, 2021 was measured at fair value on a recurring basis and reflected the liability for unpaid medical expenses and dependent death benefits, totaling $423. The analysis used in the measurement of the reserve for the Medical Contingency reflected the Company’s assumptions used regarding unpaid medical expenses and estimated death benefits used in developing the fair value estimate and was a Level 3 measurement. The inputs required significant judgments and estimates at the time of the valuation.
At March 31, 2022, management no longer deemed the Medical Contingency a liability requiring fair value measurement estimation as the remaining liability at such time consisted entirely of discrete costs related to certain unpaid medical expenses. Accordingly, the Medical Contingency was transferred out the Level 3 fair value hierarchy.
Contingent Consideration
The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Contingent consideration relates to the earnout provision in the Company’s acquisition of the Cape Payment Companies in August 2021 and the future contingent payment based on the achievement of certain revenue targets (see Note 5 – Business Combinations). The contingent consideration liability was valued at $1,939 at December 31, 2021 and is included in other non-current liabilities on the consolidated balance sheet. As of December 31, 2022, the Company determined that it is unlikely that the earnout provision will be met, therefore no value was assigned.
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

Summary by Fair Value Hierarchy
The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Accrued medical contingency	$—	$—	$423	$423
Contingent consideration	—	—	1,939	1,939
Total liabilities measured and recorded at fair value	$—	$—	$2,362	$2,362
The Company had no assets required to be measured at fair value on a recurring basis at December 31, 2022 or 2021.
Adjustments to the fair value of the accrued Medical Contingency were recognized in other income on the consolidated statement of operations. The following table presents a reconciliation of the accrued Medical Contingency liability which was classified as a Level 3 financial instrument prior to March 31, 2022 (in thousands):

	Medical Contingency
	Year Ended December 31,
	2022	2021
Balance, beginning of the period	$423	$17,435
Increases/additions	—	84
Reductions/settlements	(53)	(17,096)
Transfers out of Level 3	(370)	—
Balance, end of the period	$—	$423
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period are recognized in income (loss) from operations on the consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the years ended December 31, 2022 and 2021 (in thousands):

	Contingent Consideration
	Year Ended December 31,
	2022	2021
Balance, beginning of the period	$1,939	$—
Additions	—	1,686
Increase (decrease) in fair value	(1,939)	253
Reductions/settlements	—	—
Balance, end of the period	$—	$1,939
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and acquisitions (see Note 5 – Business Combinations). Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. See Note 9 – Intangible Assets and Goodwill and Note 8 – Property and Equipment, Net, for further discussion of the fair value of long-lived assets and the reporting unit associated with impairment testing conducted at March 15, 2022, September 30, 2022 and December 31, 2022. Additionally, in connection with the induced conversion of the Notes during the three months ended June 30, 2022 and the three months ended September 30, 2022, the Company applied fair value concepts. See Note 11 – Debt for further discussion.
17.    Segment Information
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
The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. There are no internal revenue transactions between our reportable segments. The accounting policies of the segments are the same as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies.
The CODM evaluates segment performance primarily based on segment adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: operations and support, sales and marketing, research and development, general and administrative and certain non-operating expenses associated with our segments. Excluded from segment adjusted EBITDA are non-cash items and other items that do not reflect our core operations. The following table presents information about our segments, with a reconciliation of total segments adjusted EBITDA to net loss from continuing operations of the consolidated Company (in thousands):

	Year Ended December 31,
	2022	2021
Segments adjusted EBITDA:
Delivery Services Segment	$(15,995)	$14,800
Third-Party Payment Processing Referral Services Segment	447	756
Total segments adjusted EBITDA	(15,548)	15,556
Reconciling items:
Interest expense	(5,664)	(7,074)
Income taxes	(80)	(24)
Depreciation and amortization expense	(13,296)	(12,429)
Goodwill impairment	(121,088)	—
Stock-based compensation expense	(5,703)	(7,974)
Loss on disposal of assets	(288)	(158)
Intangible and other asset impairments	(32,957)	(186)
Induced conversion expense related to Notes	(9,499)	—
Change in fair value of contingent consideration liability	1,939	(253)
Medical contingency change in estimate	—	16,715
Transaction related expenditures and other non-recurring adjustments	(3,805)	(3,452)
Accrued legal contingency and reserve	(800)	(5,950)
Net loss from continuing operations	$(206,789)	$(5,229)

18.    Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(206,789)	$(5,229)
Weighted average number of shares outstanding - basic and diluted	8,991,262	6,029,671
Basic and diluted loss per common share	$(23.00)	$(0.87)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 11 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of December 31, 2022 and 2021, the Notes were convertible into 324,555 and 284,506 shares, respectively, of the Company’s common stock. During such years, the Company’s weighted average common stock price was below the Notes conversion price. Additionally, the Company had net losses during the years ended December 31, 2022 and 2021. Accordingly, the shares were not considered in the dilutive earnings per share calculation.
Additionally, the following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Antidilutive shares underlying stock-based awards:
Stock options	481,025	482,767
Restricted stock units	768,907	588,694
Warrants (see Note 15 – Stockholders’ Equity)	—	28,735

19.    Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, with Luxor Capital and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021, May 9, 2022 and November 8, 2022, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into the May 2022 Conversion Agreement, and on July 22, 2022, the Company entered into the July 2022 Conversion Agreement, with respect to the Convertible Notes Agreement.
Pursuant to the May 9, 2022 amendment to the Credit Agreement, the Company made a $20,000 prepayment on the Term Loan on such date. On October 5, 2022, the Company made a $1,676 prepayment on the Term Loan, representing 50% of the net proceeds received by the Company for sales under the August 2022 ATM through such date. The Company made prepayments totaling $1,269 on the Term Loan from November 11, 2022 through December 31, 2022, representing 60% of the net proceeds received by the Company for sales under the August 2022 ATM during such period.
Jonathan Green, a board member of the Company, is a partner at Luxor Capital. See Note 11 – Debt for additional details on related-party debt.

Other Transactions with Related Parties
As of December 31, 2022, some of the restaurants on our Platform are affiliated with one current and one prior member of our Board. We estimate that we generated total revenue, inclusive of diner fees, of approximately $269 and $700 during the years ended December 31, 2022 and 2021, respectively, from such restaurants that are affiliated with those current and prior members of our Board. Such restaurants enter into customary restaurant master service agreements with the Company, which are generally consistent with the other national partner agreements.
20.    Subsequent Events
ATM Program
From January 1, 2023 through January 4, 2023, we sold 431,429 shares of common stock for gross proceeds of $157. As of March 15, 2023, we have approximately $44,183 available under the ATM Program, however, the Company does not anticipate utilizing its ATM Program in 2023.
Amended Loan Agreements
On January 6, 2023, ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party thereto, Luxor Capital, LLC and Luxor Capital entered into an amendment to the Credit Agreement (the “January 2023 Amended Credit Agreement”). Additionally, on January 6, 2023, Waitr Holdings Inc. and Luxor Capital entered into an amendment to the Convertible Notes Agreement (the “January 2023 Amended Convertible Notes Agreement”). The January 2023 Amended Credit Agreement and January 2023 Amended Convertible Notes Agreement provide that (i) Section 5.1(c) of each of the agreements is amended to waive the requirement for the audit report to be unqualified as to going concern with respect to the fiscal year 2022 financial statements and (ii) the requirement of Section 5.1(i) of each of the agreements that the financial plan demonstrate adequate liquidity through the final maturity date is amended to waive such requirement with respect to the financial plan to be delivered within 30 days of the end of fiscal year 2022.
On March 31, 2023, the Company entered into an amendment to the Credit Agreement (the “March 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “March 2023 Amended Convertible Notes Agreement”). The March 2023 Amended Credit Agreement and March 2023 Amended Convertible Notes Agreement provide that Section 5.1(c) is amended to extend the due date from March 31, 2023 to April 17, 2023 for submission of the fiscal year 2022 audited financial statements of the Company to the lenders. Additionally, the March 2023 Amended Convertible Notes Agreement allows the Company to PIK one hundred percent of the accrued interest for the fiscal quarter ending March 31, 2023 due on March 31, 2023.
Executive Retention Bonuses
On January 31, 2023, the Company agreed to a pay retention bonus to Mr. Grimstad in the amount of $1,000, of which $750 was payable immediately (and was paid on February 17, 2023) and the balance of $250 is to be paid upon the satisfaction of certain conditions. In the event Mr. Grimstad terminates his employment, other than for good reason (as defined in his employment agreement), or is terminated by the Company for misconduct (as defined in his employment agreement), in each case prior to January 31, 2024, Mr. Grimstad is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.
Additionally, on January 31, 2023, the Company agreed to pay retention bonuses totaling $500 to certain executive officers of the Company (chief financial officer, general counsel and chief engagement officer), of which $375 was payable immediately (and was paid on February 17, 2023) and the balance of $125 is to be paid upon the satisfaction of certain conditions. In the event that any such executive officer terminates his at-will employment for any reason, other than the Company’s failure to timely pay salary, or the Company terminates such employment for such executive officer’s willful misconduct, gross negligence, failure to perform required duties or due to a felony conviction, in each case prior to January 31, 2024, such executive officer is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.