Form 10-Q
period 2023-03-31
Waitr Holdings Inc.
filed 2023-05-11
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
______________________
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

The number of shares of Registrant’s common stock outstanding as of May 9, 2023 was 13,502,270.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$6,289	$12,066
Accounts receivable, net	3,010	3,982
Capitalized contract costs, current	1,574	1,559
Prepaid expenses and other current assets	4,366	5,997
TOTAL CURRENT ASSETS	15,239	23,604
Property and equipment, net	592	808
Capitalized contract costs, noncurrent	3,065	3,403
Goodwill	9,536	9,536
Intangible assets, net	6,819	7,065
Operating lease right-of-use assets	2,649	2,917
Other noncurrent assets	772	812
TOTAL ASSETS	$38,672	$48,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
CURRENT LIABILITIES
Accounts payable	$4,398	$5,689
Restaurant food liability	941	1,282
Accrued payroll	606	1,672
Short-term loans for insurance financing	916	1,892
Income tax payable	81	74
Operating lease liabilities	936	1,023
Other current liabilities	17,574	17,596
TOTAL CURRENT LIABILITIES	25,452	29,228
Long term debt - related party	54,673	53,901
Operating lease liabilities, net of current portion	1,880	2,079
Other noncurrent liabilities	16	28
TOTAL LIABILITIES	82,021	85,236
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 249,000,000 shares authorized and 13,444,759 and 12,955,299 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21	21
Additional paid in capital	540,022	538,812
Accumulated deficit	(583,392)	(575,924)
TOTAL STOCKHOLDERS’ DEFICIT	(43,349)	(37,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,672	$48,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE	$16,704	$35,040
COSTS AND EXPENSES:
Operations and support	8,211	20,279
Sales and marketing	4,568	6,253
Research and development	1,160	1,311
General and administrative	8,719	11,545
Depreciation and amortization	457	3,065
Goodwill impairment	—	67,190
Gain on disposal of assets	(11)	(17)
TOTAL COSTS AND EXPENSES	23,104	109,626
LOSS FROM OPERATIONS	(6,400)	(74,586)
OTHER EXPENSES AND LOSSES, NET
Interest expense	935	1,704
Other expense	126	910
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,461)	(77,200)
Income tax expense	7	16
NET LOSS FROM CONTINUING OPERATIONS	$(7,468)	$(77,216)
LOSS PER SHARE:
Basic and diluted	$(0.56)	$(10.05)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic and diluted	13,425,270	7,681,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,468)	$(77,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	911	310
Stock-based compensation	1,065	1,671
Gain on disposal of assets	(11)	(17)
Depreciation and amortization	457	3,065
Goodwill impairment	—	67,190
Amortization of capitalized contract costs	390	302
Change in fair value of contingent consideration liability	—	81
Other	(18)	(24)
Changes in assets and liabilities:
Accounts receivable	972	(848)
Capitalized contract costs	(67)	(580)
Prepaid expenses and other current assets	1,631	3,413
Other noncurrent assets	38	93
Accounts payable	(1,291)	(1,033)
Restaurant food liability	(341)	(736)
Income tax payable	7	16
Accrued payroll	(1,066)	(1,542)
Accrued medical contingency	—	(53)
Other current liabilities	(27)	(940)
Other noncurrent liabilities	(6)	(387)
Net cash used in operating activities	(4,824)	(7,235)
Cash flows from investing activities:
Purchases of property and equipment	—	(26)
Internally developed software	—	(2,347)
Purchase of domain names	—	(12)
Proceeds from sale of property and equipment	18	—
Net cash provided by (used in) investing activities	18	(2,385)
Cash flows from financing activities:
Proceeds from issuance of stock	155	6,235
Payments on long-term loan	(139)	—
Payments on short-term loans for insurance financing	(976)	(1,849)
Payments on finance lease obligation	(1)	—
Taxes paid related to net settlement on stock-based compensation	(10)	—
Net cash (used in) provided by financing activities	(971)	4,386
Net change in cash	(5,777)	(5,234)
Cash, beginning of period	12,066	60,111
Cash, end of period	$6,289	$54,877
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24	$1,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except share data)
(unaudited)

Three Months Ended March 31, 2023
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balances at December 31, 2022	12,955,299	$21	$538,812	$(575,924)	$(37,091)
Net loss	—	—	—	(7,468)	(7,468)
Vesting of restricted stock units	58,031	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(10)	—	(10)
Stock-based compensation	—	—	1,065	—	1,065
Issuance of common stock	431,429	—	155	—	155
Balances at March 31, 2023	13,444,759	$21	$540,022	$(583,392)	$(43,349)

Three Months Ended March 31, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	7,304,714	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(77,216)	(77,216)
Vesting of restricted stock units	7,635	—	—	—	—
Stock-based compensation	—	—	1,671	—	1,671
Issuance of common stock	472,933	—	6,235	—	6,235
Balances at March 31, 2022	7,785,282	$15	$511,515	$(446,351)	$65,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “ASAP,” “we,” “us” and “our”), operates an online ordering technology platform (the “Platform”), providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. The Platform uses the “deliver anything ASAP” model making it easy for consumers to order food, alcohol, convenience, grocery, flowers, auto parts and more, and includes proprietary in-stadium mobile ordering technology. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021.
On November 18, 2022, the Company filed a Certificate of Amendment to amend the Company’s Third Amended and Restated Certificate of Incorporation, which effected a one for twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its outstanding common stock. See Note 12 – Stockholders’ Equity for additional information. All common share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split.
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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on April 17, 2023 (the “2022 Form 10-K”). The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion, include all adjustments that are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its chief executive officer is the CODM of the Company.
Our operations revolve around two primary areas of service: (i) delivery services, which include operations related to the Company’s technology platform for online ordering and delivery (“Delivery Services”), and (ii) third-party payment processing referral services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants (“Third-Party Payment Processing Referral Services”). See Note 14 – Segment Information for additional information on the Company’s segments and Note 4 - Revenue for additional information on revenue derived by segments.

TABLE_CONTENTS
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
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the three months ended March 31, 2023. There have been no material changes to our significant accounting policies described in the 2022 Form 10-K.
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. ASU 2021-08 was effective for and adopted by the Company on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s disclosures or consolidated financial statements.

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
The Company has had recurring losses from operations and declines in cash positions. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $583,392 as of March 31, 2023. The Company has experienced negative cash flow from operations during each quarter of fiscal 2022 through the first quarter of fiscal 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $6,289 as of March 31, 2023. As of March 31, 2023, the Company has outstanding debt in the principal amount of $55,663 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management plans to raise additional equity capital in best efforts private placements, rather than through the ATM Program (as defined below) (see Note 12 – Stockholders’ Equity), although there can be no assurance that we will be able to raise additional capital. The Company does not anticipate being able to utilize its ATM Program in fiscal 2023.
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
4. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Delivery Services Segment:
Delivery Transaction Fees	$13,714	$31,576
Other revenue	519	954
Total Delivery Services Segment	14,233	32,530
Third-Party Payment Processing Referral Services Segment	2,471	2,510
Total Revenue	$16,704	$35,040

TABLE_CONTENTS

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
Third-Party Payment Processing Referral Services Segment
The Company generates revenue from Third-Party Payment Processing Referral Services by facilitating access to third-party payment processing solution providers. Revenue from such services primarily consists of residual payments received from third-party payment processing solution providers, based on the volume of transactions a payment processing solution provider performs for the merchant. The Company also occasionally receives a bonus up-front fee from third-party payment processing solution providers, paid at the time of a merchant’s initial transaction with a payment processing solution provider, based on a price specified in the agreement between the merchant and the payment processing solution provider. Revenue from bonus up-front fees is recognized once the Company receives the initial fixed up-front bonus amount upon merchant activation.
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
Deferred costs related to obtaining contracts with restaurants were $2,885 and $3,128 as of March 31, 2023 and December 31, 2022, respectively, out of which $1,035 and $1,032, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $258 and $208 for the three months ended March 31, 2023 and 2022, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,754 and $1,834 as of March 31, 2023 and December 31, 2022, respectively, out of which $539 and $527, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $132 and $94 for the three months ended March 31, 2023 and 2022, respectively.
5. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	March 31, 2023	December 31, 2022	December 31, 2021
Credit card receivables	$1,136	$2,334	$1,354
Residual commissions receivable	1,282	1,422	1,342
Receivables from restaurants and customers	868	596	660
Accounts receivable	3,286	4,352	3,356
Less: allowance for doubtful accounts and chargebacks	(276)	(370)	(329)
Accounts receivable, net	$3,010	$3,982	$3,027
6. Intangibles Assets and Goodwill
Intangible Assets
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company has determined that the trademark intangible asset and domain names related to the rebranding initiative are indefinite-lived assets and therefore are not subject to amortization but are evaluated annually for impairment. The Cape Payment Companies trade name intangible asset, however, is being amortized over its estimated useful life. The Bite Squad and Delivery Dudes trade name intangible assets were being amortized over their estimated useful lives and were fully impaired as of December 31, 2022. As of December 31, 2022, the Company’s

TABLE_CONTENTS
internally developed software and customer relationship assets related to the Delivery Services Segment were fully impaired.
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment and consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Trademarks/Trade name/Patents	$376	$(184)	$—	$192
Customer Relationships	6,500	(1,373)	—	5,127
Total intangible assets subject to amortization	6,876	(1,557)	—	5,319
Trademarks, not subject to amortization	1,500	—	—	1,500
Total	$8,376	$(1,557)	$—	$6,819

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$40,341	$(13,542)	$(26,799)	$—
Trademarks/Trade name/Patents	6,549	(6,044)	(284)	221
Customer Relationships	96,510	(18,647)	(72,519)	5,344
Total intangible assets subject to amortization	143,400	(38,233)	(99,602)	5,565
Trademarks, not subject to amortization	3,038	—	(1,538)	1,500
Total	$146,438	$(38,233)	$(101,140)	$7,065
The Company recorded amortization expense of $246 and $2,485 for the three months ended March 31, 2023 and 2022, respectively. Estimated future amortization expense of intangible assets subject to amortization as of March 31, 2023 is as follows (in thousands):

Amortization
The remainder of 2023	$744
2024	953
2025	875
2026	869
2027	867
Thereafter	1,011
Total future amortization	$5,319
Goodwill
Prior to the three months ended September 30, 2022, we concluded that we had one reporting unit for purposes of goodwill impairment testing. During the three months ended September 30, 2022, we quantitatively and qualitatively

TABLE_CONTENTS
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
During the three months ended September 30, 2022, the Company reallocated its goodwill from a single reporting unit to the Delivery Services Segment and the Third-Party Payment Processing Referral Services Segment based on a relative fair value analysis using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill for the Company’s segments after the allocation of goodwill to segments through December 31, 2022 (in thousands).

	Delivery Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Goodwill allocation to segments	$1,907	$9,536	$11,443
September 30, 2022 impairment	(1,907)	—	(1,907)
Balance as of December 31, 2022	$—	$9,536	$9,536
No events or circumstances occurred during the three months ended March 31, 2023 that would suggest an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at March 31, 2023. The following table presents the carrying value of goodwill for the Company’s segments as of March 31, 2023 (in thousands).

	Delivery Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Balance as of March 31, 2023	$—	$9,536	$9,536

7. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued insurance expenses	$7,663	$7,139
Accrued estimated workers’ compensation expenses	179	275
Accrued medical contingency	366	366
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	517	307
Other accrued expenses	2,689	3,157
Unclaimed property	2,855	2,795
Other current liabilities	2,055	2,307
Total other current liabilities	$17,574	$17,596

TABLE_CONTENTS
8. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2022 through 1Q23	Effective Interest Rate at March 31, 2023	Maturity	March 31, 2023	December 31, 2022
Term Loan	7.125%	13.37%	May 2024	$12,661	$12,579
Notes	4.5% - 6.0%	4.86%	May 2024	43,002	42,523
				$55,663	$55,102
Less: unamortized debt issuance costs on Term Loan				(818)	(992)
Less: unamortized debt issuance costs on Notes				(172)	(209)
Long term debt - related party				$54,673	$53,901

Short-term loans for insurance financing	6.25% - 6.96%	n/a	June 2023 - September 2023	916	1,892
Total outstanding debt				$55,589	$55,793
Interest expense related to the Company’s outstanding debt totaled $935 and $1,704 for the three months ended March 31, 2023 and 2022, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 16 – Related Party Transactions for additional information regarding the Company’s related party long-term debt.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Company elected to pay the interest payment of $221 due on March 31, 2023 in-kind, resulting in such amount being added to the principal balance of the Term Loan. During the three months ended March 31, 2023, the Company made prepayments totaling $139 on the Term Loan, representing 60% of the net proceeds received by the Company for sales under the ATM Program that settled in early January 2023. See Amendments to Loan Agreements below for additional details on the Term Loan and Credit Agreement.
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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement, herein referred to as the “Convertible Notes Agreement”. The net carrying value of the Notes as of March 31, 2023 and December 31, 2022 totaled $42,830 and $42,314, respectively. See Amendments to Loan Agreements below for additional details on the Notes.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, approximately 33% of interest due can be paid-in-kind. For the quarter ended March 31, 2023, pursuant to an amendment to the Convertible Notes Agreement, the Company was allowed to pay-in-kind 100% of the interest payment due on March 31, 2023 (see Amendments to Loan Agreements below). The Company elected to pay the $479 interest payment due on March 31, 2023

TABLE_CONTENTS
in-kind, resulting in such amount being added to the principal balance of the Notes. Interest expense related to the Notes was comprised of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$479	$743
Amortization of debt discount	37	54
	$516	$797
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $127.25 per share at March 31, 2023, subject to certain “blocker” limitations limiting the amount of shares into which the Notes can be converted.
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
Amendments to Loan Agreements
On January 6, 2023, ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party thereto, Luxor Capital, LLC and Luxor Capital entered into an amendment to the Credit Agreement (the “January 2023 Amended Credit Agreement”). Additionally, on January 6, 2023, Waitr Holdings Inc. and Luxor Capital entered into an amendment to the Convertible Notes Agreement (the “January 2023 Amended Convertible Notes Agreement”). The January 2023 Amended Credit Agreement and January 2023 Amended Convertible Notes Agreement provided that (i) Section 5.1(c) of each of the agreements was amended to waive the requirement for the audit report to be unqualified as to going concern with respect to the fiscal year 2022 financial statements and (ii) the requirement of Section 5.1(i) of each of the agreements that the financial plan demonstrate adequate liquidity through the final maturity date was amended to waive such requirement with respect to the financial plan to be delivered within 30 days of the end of fiscal year 2022.
On March 31, 2023, the Company entered into an amendment to the Credit Agreement (the “March 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “March 2023 Amended Convertible Notes Agreement”). The March 2023 Amended Credit Agreement and March 2023 Amended Convertible Notes Agreement extended the due date from March 31, 2023 to April 17, 2023 for submission of the fiscal year 2022 audited financial statements of the Company to the lenders. Additionally, the March 2023 Amended Convertible Notes Agreement allowed the Company to pay in-kind 100% of the accrued interest for the fiscal quarter ended March 31, 2023 due on March 31, 2023.
The Company evaluated the amendments in the March 2023 Amended Convertible Notes Agreement under ASC 470-60, “Troubled Debt Restructurings by Debtors”. Management concluded that there were indicators of financial difficulty for the Company at this date. Additionally, management concluded that the increase in the allowable percentage of interest on the Notes that could be paid-in-kind, from 33% to 100% for the interest payment for the quarter ended March 31, 2023, was a concession granted by the lenders. Therefore, the amendment is accounted for as a troubled debt restructuring. Management assessed whether the total undiscounted future cash payments specified by the March 2023 Amended Convertible Notes Agreement are greater or less than the carrying amount of the debt at the time of the restructuring and determined that the undiscounted future cash payments under the new terms are greater than the carrying amount of the debt at the time of the restructuring. Accordingly, no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the Notes.
Short-Term Loans
The Company has outstanding short-term loans as of March 31, 2023 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.

TABLE_CONTENTS
9. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $7 and $16 for the three months ended March 31, 2023 and 2022, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2023 and December 31, 2022 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
10. Commitments and Contingent Liabilities
Sponsorship Agreements
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
In September 2022, the Company entered into a multi-year sponsorship agreement with the National Hockey League’s Florida Panthers (the “FLA Sponsorship Agreement”) pursuant to which the Company will serve as the official mobile ordering platform used at the FLA Live Arena. The term of the FLA Sponsorship Agreement is approximately four years and will expire on June 30, 2026. Remaining commitments under the agreement as of March 31, 2023 include the following amounts payable in fiscal years 2023 through 2026, respectively: $144, $296, $311, and $159.
Included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023, is $758 of sales and marketing expense related to the MetLife Sponsorship Agreement and the FLA Sponsorship Agreement.
Workers Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of March 31, 2023 and December 31, 2022, $7,824 and $7,349, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheet.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, which was extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company

TABLE_CONTENTS
accrued an $800 reserve in connection with its option to extend the license period by an additional eight months, which was paid in May 2022. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at March 31, 2023.
In November 2022, the Company was named as a defendant in Jenson et al v. Bitesquad.com, LLC, No. 22-cv-03044 (NEB), filed in Minnesota state court. The plaintiffs, three customers purporting to represent a class, allege that the Company’s advertising is false and misleading in that the Company’s “free delivery” promotions violate the Minnesota Uniform Deceptive Practices Act and the Minnesota False Statement in Advertising Act as a result of the Company charging “other fees” on such orders that plaintiffs assert constitute a “delivery charge.” The plaintiffs seek unspecified damages as well as injunctive and declaratory relief. The Company removed the case to the United States District Court for the District of Minnesota under the Class Action Fairness Act. Based on the existence of an arbitration provision in the BiteSquad website “terms and conditions” section, the Company then moved to compel arbitration under the Federal Arbitration Act. The parties briefed and presented arguments on this motion to the court on March 8, 2023 and are waiting on the court’s ruling. The Company believes that this lawsuit lacks merit and that it has strong defenses to all claims alleged. The Company continues to vigorously defend the lawsuit.
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

TABLE_CONTENTS
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
11. Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of March 31, 2023, there were 1,095,118 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017). Total compensation expense related to awards under the Company’s incentive plans was $1,065 and $1,671 for the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Awards
Stock Options
The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. Expected volatility for stock options is typically estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies. There were no grants of stock options under the 2018 Incentive Plan during the three months ended March 31, 2023 or the three months ended March 31, 2022. All outstanding stock options are fully vested and there is no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $13 for the three months ended March 31, 2022.
The stock option activity under the Company’s incentive plans during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	481,025	$7.58	$5.25	482,767	$7.74	$5.60
Forfeited	(125)	19.40	77.69	(542)	33.19	74.80
Balance, end of period	480,900	$7.58	$5.23	482,225	$7.72	$5.60
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	480,900	480,900	481,025	481,025
Weighted-average remaining contractual term (years)	1.78	1.78	2.02	2.02
Weighted-average exercise price	$7.58	$7.58	$7.58	$7.58
Aggregate Intrinsic Value (in thousands)	$—	$—	$—	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the three months ended March 31, 2023 and 2022.

TABLE_CONTENTS
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of March 31, 2023, there were 156,716 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.
Awards with Time-Based Vesting
During the three months ended March 31, 2023, there were no grants of time-based vesting RSUs pursuant to the 2018 Incentive Plan. The Company recognized compensation expense for restricted stock of $1,065 and $1,658 during the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of March 31, 2023 totaled $8,017, with a weighted average remaining vesting period of approximately 1.8 years. The total fair value of restricted shares that vested during the three months ended March 31, 2023 and 2022 was $31 and $68, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	612,191	$24.42	2.05	430,728	$43.00	2.50
Granted	—	—		181,500	11.00
Shares vested	(84,237)	39.27		(7,634)	49.40
Forfeitures	(53,535)	20.27		(14,309)	38.40
Nonvested, end of period	474,419	$22.25	1.84	590,285	$33.20	2.50
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

TABLE_CONTENTS
Executive Retention Bonuses
On January 31, 2023, the Company agreed to a pay a retention bonus to Mr. Grimstad in the amount of $1,000, of which $750 was payable immediately (and was paid on February 17, 2023) and the balance of $250 is to be paid upon the satisfaction of certain conditions. In the event Mr. Grimstad terminates his employment, other than for good reason (as defined in his employment agreement), or is terminated by the Company for misconduct (as defined in his employment agreement), in each case prior to January 31, 2024, Mr. Grimstad is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.
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
The retention bonuses which were paid in February 2023 are being amortized over the service period of the award, February 1, 2023 through January 31, 2024, and are included in general and administrative expense in the unaudited condensed consolidated statement of operations. The portions of the retention bonuses which are to be paid upon the satisfaction of certain performance conditions and service conditions will not be expensed until such time that is probable that the performance goal will be achieved.
12. Stockholders’ Equity
Common Stock
At March 31, 2023 and December 31, 2022, there were 249,000,000 shares of common stock authorized and 13,444,759 and 12,955,299 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of March 31, 2023 or December 31, 2022. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the open market sales agreement was made pursuant to the Company’s effective registration statements on Form S-3. In January 2023, the Company sold 431,429 shares of common stock pursuant to the ATM Program for net proceeds of $155. As of May 11, 2023, $44,183 remained unsold under the ATM Program, however, the Company does not anticipate being able to utilize its ATM Program to effect any further sales of common stock in 2023.
Preferred Stock
At March 31, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of March 31, 2023 or December 31, 2022.
Notes
The Company has outstanding Notes which are convertible into shares of the Company’s common stock at a rate of $127.25 per share. See Note 8 – Debt for additional information regarding the Notes.

TABLE_CONTENTS
13. Fair Value Measurements
Contingent Consideration
The fair value of contingent consideration is measured at acquisition date, and at the end of each reporting period through the term of the arrangement, using the Black Scholes option-pricing model with assumptions for volatility and risk-free rate. Contingent consideration related to an earnout provision in the Company’s acquisition on August 25, 2021 of the Cape Payment Companies and the future contingent payment based on the achievement of certain revenue targets. The earnout provision, if any, was payable no later than March 30, 2023, and was valued at $1,686 as of the acquisition date. At December 31, 2022, the Company determined that it was unlikely that the earnout provision would be met, therefore no value was assigned. The earnout provision was not met, accordingly, no payment was due on March 30, 2023.
Summary by Fair Value Hierarchy
The Company had no assets or liabilities required to be measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022.
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period were recognized in income (loss) from operations in the condensed consolidated statement of operations. The following table presents a reconciliation of the contingent consideration liability classified as a Level 3 financial instrument for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of the period	$1,939
Additions	—
Increase in fair value	81
Reductions/settlements	—
Balance, end of the period	$2,020
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions. Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses.
14. Segment Information
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
The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. There are no internal revenue transactions between our reportable segments. The accounting policies of the operating segments are the same as those described in the 2022 Form 10-K.
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

TABLE_CONTENTS

	Three Months Ended March 31,
	2023	2022
Segments adjusted EBITDA:
Delivery Services Segment	$(4,371)	$(2,027)
Third-Party Payment Processing Referral Services Segment	(501)	236
Total segments adjusted EBITDA	(4,872)	(1,791)
Reconciling items:
Interest expense	(935)	(1,704)
Income taxes	(7)	(16)
Depreciation and amortization expense	(457)	(3,065)
Goodwill impairment	—	(67,190)
Stock-based compensation expense	(1,065)	(1,671)
Gain on disposal of assets	11	17
Change in fair value of contingent consideration liability	—	(81)
Transaction related expenditures and other non-recurring adjustments	(143)	(915)
Accrued legal reserve	—	(800)
Net loss from continuing operations	$(7,468)	$(77,216)

15. Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(7,468)	$(77,216)
Weighted average number of shares outstanding - basic and diluted	13,425,270	7,681,498
Basic and diluted loss per common share	$(0.56)	$(10.05)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 8 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of March 31, 2023 and March 31, 2022, the Notes were convertible into 337,929 and 286,813 shares, respectively, of the Company’s common stock. During the three months ended March 31, 2023 and the three months ended March 31, 2022, the Company’s weighted average common stock price was below the Notes conversion price. Additionally, the Company had net losses during such periods. Accordingly, the shares were not considered in the diluted earnings per share calculation.
The following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Antidilutive shares underlying stock-based awards:
Stock options	480,900	482,225
Restricted stock units	631,135	747,001
Warrants	—	28,968

TABLE_CONTENTS
16. Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021, May 9, 2022, November 8, 2022, January 6, 2023 and March 31, 2023, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into the May 2022 Conversion Agreement, and on July 22, 2022, the Company entered into the July 2022 Conversion Agreement, with respect to the Convertible Notes Agreement.
During the three months ended March 31, 2023, the Company made prepayments totaling $139 on the Term Loan, representing a portion of the net proceeds received by the Company for sales under the ATM Program pursuant to an amendment to the Credit Agreement.
Jonathan Green, a board member of the Company, is a partner at Luxor Capital. See Note 8 - Debt for additional details on related-party debt.
Other Transactions with Related Parties
As of March 31, 2023, some of the restaurants on our Platform are affiliated with one current and one prior member of our board of directors (the “Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $42 and $102 during the three months ended March 31, 2023 and March 31, 2022, respectively, from such restaurants that are affiliated with those current and prior members of the Board.
17. Subsequent Event
On May 4, 2023, NMSC notified the Company that it is in default of its obligations pursuant to the MetLife Sponsorship Agreement by failing to pay a portion of the sponsor fee in the amount of $433 on or before April 1, 2023. The Company and NMSC are discussing terms for the Company to terminate the MetLife Sponsorship Agreement, although there can be no assurance such terms will be agreed upon.

TABLE_CONTENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and with the audited consolidated financial statements included in the 2022 Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are set forth in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”.
Dollar amounts in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are expressed in thousands, except as otherwise noted.
All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:20 Reverse Stock Split that became effective on November 18, 2022, as if it had taken place as of the beginning of the earliest period presented.
Overview
ASAP.com, the on-demand delivery brand for Waitr Holdings Inc., operates an online ordering technology platform (the “Platform”) using the “deliver anything ASAP” model, making it easy to order food, alcohol, convenience, grocery, flowers, auto parts and more. The Platform also includes proprietary in-stadium mobile ordering technology, providing an enhanced fan experience at sports and entertainment venues. The Platform provides delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. Additionally, ASAP facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021.
The Company operates through two reportable operating segments based on the two primary areas of service described above: (i) “Delivery Services”, which include operations related to the Company’s technology platform for online ordering and delivery, and (ii) “Third-Party Payment Processing Referral Services”, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants. Our strategy is to expand our ecosystem, which today is comprised of our restaurants, merchants, diners and independent contractor drivers, through the enhancement of our Platform and providing additional products and services, including the facilitation of access to third-party payment processing services for our ecosystem. We believe that the Third Party Payment Processing Referral Service is a business segment with opportunity for growth. We intend to focus resources on this business segment.
At March 31, 2023, our Platform included restaurants in approximately 750 cities. Average Daily Orders for the three months ended March 31, 2023 and 2022 were approximately 9,061 and 22,907, respectively, and revenue was $16,704 and $35,040, respectively.
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. As of March 31, 2023, the Company has outstanding debt in the principal amount of $55,663 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is implementing certain initiatives with the goal to improve its cash position, including cost reductions. The Company’s plans are designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date these financial statements are issued; however, the plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional equity capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to

TABLE_CONTENTS
curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” below for additional details.
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
To the extent that macroeconomic factors, including inflation, increased gasoline prices and the COVID-19 pandemic adversely impact the Company’s business, results of operations, liquidity or financial condition, they may also have the effect of heightening many of the other risks described in the risk factors in the 2022 Form 10-K and this Form 10-Q. Management continues to monitor the impact of recent macroeconomic trends and the ongoing impact of new COVID-19 variants and the possible effects on its financial position, liquidity, operations, industry and workforce.
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
Other than the changes disclosed in Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, there have been no material changes to our significant accounting policies and estimates described in the 2022 Form 10-K.
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the three months ended March 31, 2023. The Company considered the applicability and impact of all ASUs. ASUs not listed in Note 2 were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements.

TABLE_CONTENTS
Factors Affecting the Comparability of Our Results of Operations
Goodwill and Long-Lived Asset Impairments. During the three months ended March 31, 2022, we recognized a non-cash goodwill impairment charge totaling $67,190 to write down the carrying value of goodwill to its implied fair value. Determining the fair value of a reporting unit and intangible and other assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. There can be no assurance that additional goodwill or intangible assets will not be impaired in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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
Key Factors Affecting Our Performance
Efficient Market Penetration. Our competition has negatively impacted our cash flow, which is dependent on successful restaurant, merchant, diner and driver penetration of our markets. Failure in achieving our targeted scale could adversely affect our working capital, which in turn, would continue to negatively impact our financial condition.
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

TABLE_CONTENTS
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

	Three Months Ended March 31,
Key Business Metrics	2023	2022
Active Diners (as of period end)	835,071	1,523,618
Average Daily Orders	9,061	22,907
Gross Food Sales (dollars in thousands)	$46,573	$101,068
Average Order Size (in dollars)	$57.11	$49.02

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

TABLE_CONTENTS
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
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended March 31,
(in thousands, except percentages(1))	2023	% of Revenue	2022	% of Revenue
Revenue	$16,704	100%	$35,040	100%
Costs and expenses:
Operations and support	8,211	49%	20,279	58%
Sales and marketing	4,568	27%	6,253	18%
Research and development	1,160	7%	1,311	4%
General and administrative	8,719	52%	11,545	33%
Depreciation and amortization	457	3%	3,065	9%
Goodwill impairment	—	—%	67,190	192%
Gain on disposal of assets	(11)	—%	(17)	—%
Total costs and expenses	23,104	138%	109,626	313%
Loss from operations	(6,400)	(38)%	(74,586)	(213)%
Other expenses and losses, net:
Interest expense	935	6%	1,704	5%
Other expense	126	1%	910	3%
Net loss before income taxes	(7,461)	(45)%	(77,200)	(220)%
Income tax expense	7	—%	16	—%
Net loss	$(7,468)	(45)%	$(77,216)	(220)%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three months ended March 31, 2023 and 2022.
Revenue

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Revenue	$16,704	$35,040	(52%)
See Part I, Item 1, Note 4 - Revenue for details of revenue by operating segment. Revenue decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of decreased order volumes in our Delivery Services Segment. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 period. The Average Order Size was $57.11 for the three months ended March 31, 2023, compared to $49.02 for the three months ended March 31, 2022, an improvement of 17%.
Revenue for our Third-Party Payment Processing Referral Services Segment was relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

TABLE_CONTENTS
Operations and Support

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Operations and support	$8,211	$20,279	(60%)
As a percentage of revenue	49%	58%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to lower driver operations costs in our Delivery Services Segment as a result of decreased order volumes.
Sales and Marketing

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Sales and marketing	$4,568	$6,253	(27%)
As a percentage of revenue	27%	18%
Sales and marketing expense decreased in dollar terms in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a reduction in workforce in our Delivery Services Segment. Decreased order volumes during the three months ended March 31, 2023 resulted in an increase in sales and marketing expense as a percentage of revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
There was an increase in referral agent commission expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of increased sales efforts in our Third-Party Payment Processing Referral Services Segment.
Research and Development

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Research and development	$1,160	$1,311	(12%)
As a percentage of revenue	7%	4%
Research and development expense is primarily related to costs associated with our Delivery Services Segment. The expense decreased in dollar terms in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease in product and engineering personnel. As a percentage of revenue, research and development expense increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as a result of decreased order volumes.
General and Administrative

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
General and administrative	$8,719	$11,545	(24%)
As a percentage of revenue	52%	33%
General and administrative expense decreased in dollar terms in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to decreases in stock based compensation expense,

TABLE_CONTENTS
consulting fees, recruiting costs and transaction-related expenses. Decreased order volumes in the three months ended March 31, 2023 resulted in an increase in general and administrative expense as a percentage of revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Depreciation and Amortization

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Depreciation and amortization	$457	$3,065	(85%)
As a percentage of revenue	3%	9%
A significant portion of the Company’s intangible assets and property and equipment were impaired as of December 31, 2022 due to the significant decline in the Company’s market capitalization during the year ended December 31, 2022. As a result, depreciation and amortization expense decreased in dollar terms and as a percentage of revenue in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
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
No events or circumstances occurred during the three months ended March 31, 2023 that would suggest an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at March 31, 2023.
Other Expenses and Losses, Net

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(dollars in thousands)
Other expenses and losses, net	$1,061	$2,614	(59%)
As a percentage of revenue	6%	7%
Other expenses and losses, net for the three months ended March 31, 2023 primarily consisted of $911 of interest expense associated with the Term Loan and Notes. For the three months ended March 31, 2022, other expenses and losses, net primarily consisted of $1,673 of interest expense associated with the Term Loan and Notes and $800 of expense for an accrued legal reserve.
Income Tax Expense
Income tax expense for the three months ended March 31, 2023 and 2022 was $7 and $16, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

TABLE_CONTENTS
Segments Adjusted EBITDA
The CODM evaluates segment performance primarily based on segment adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: operations and support, sales and marketing, research and development, general and administrative and certain non-operating expenses associated with our segments. Excluded from segment adjusted EBITDA are non-cash items and other items that do not reflect our core operations. The following table presents information about our segments, with a reconciliation of total segments adjusted EBITDA to loss from operations of the consolidated Company (in thousands):

	Three Months Ended March 31,
	2023	2022
Segments adjusted EBITDA:
Delivery Services Segment	$(4,371)	$(2,027)
Third-Party Payment Processing Referral Services Segment	(501)	236
Total segments adjusted EBITDA	(4,872)	(1,791)
Reconciling items:
Interest expense	(935)	(1,704)
Income taxes	(7)	(16)
Depreciation and amortization expense	(457)	(3,065)
Goodwill impairment	—	(67,190)
Stock-based compensation expense	(1,065)	(1,671)
Gain on disposal of assets	11	17
Change in fair value of contingent consideration liability	—	(81)
Transaction related expenditures and other non-recurring adjustments	(143)	(915)
Accrued legal reserve	—	(800)
Net loss from continuing operations	$(7,468)	$(77,216)
A discussion of operational results by segment is included in “- Results of Operations” above.
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
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 was from proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and in the first quarter of 2023. Cash flow used in operations totaled $28,716 for the year ended December 31, 2022 and $4,824 for the three months ended March 31, 2023. The Company has had recurring net losses, and as reflected in the accompanying unaudited

TABLE_CONTENTS
condensed consolidated financial statements, the Company has an accumulated deficit of $583,392 as of March 31, 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $6,289 as of March 31, 2023. As of March 31, 2023, the Company has outstanding debt in the principal amount of $55,663 with a maturity date of May 15, 2024. Our cash position as of May 8, 2023 was approximately $5,500. We believe that we have sufficient cash on hand to fund operations through at least the second fiscal quarter of 2023.
In an effort to alleviate these conditions, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. Management may seek to raise additional equity capital, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. The Company does not anticipate utilizing its ATM Program in fiscal 2023.
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
Sponsorship Agreements
In July 2022, the Company entered into a multi-year sponsorship agreement pursuant to which the Company will be the exclusive mobile ordering platform used at MetLife Stadium. The term of the MetLife Sponsorship Agreement is five Contract Years and will expire on March 31, 2027. In connection with the MetLife Sponsorship Agreement, the Company has committed to pay an aggregate of $9,128 in sponsorship fees which will be amortized over the performance period on a straight-line basis. The sponsorship fees are generally payable in quarterly installments. Remaining commitments under the MetLife Sponsorship Agreement as of March 31, 2023 include the following amounts payable in fiscal years 2023 through 2026, respectively: $1,732, $1,820, $1,920 and $2,006. On May 4, 2023, NMSC notified the Company that it is in default of its obligations pursuant to the MetLife Sponsorship Agreement by failing to pay a portion of the sponsor fee in the amount of $433 on or before April 1, 2023. The Company and NMSC are discussing terms for the Company to terminate the MetLife Sponsorship Agreement, although there can be no assurance such terms will be agreed upon.
In September 2022, the Company entered into a multi-year sponsorship agreement with the National Hockey League’s Florida Panthers pursuant to which the Company will serve as the official mobile ordering platform used at the FLA Live Arena. The term of the agreement with the Florida Panthers is approximately four years and will expire on June 30, 2026. Remaining commitments under the agreement as of March 31, 2023 include the following amounts payable in fiscal years 2023 through 2026, respectively: $144, $296, $311, and $159.

TABLE_CONTENTS
Debt
In January 2023, the Company made $139 of prepayments on the Term Loan, representing 60% of the net proceeds received by the Company for sales under the ATM Program that settled in early January 2023. The Company elected to pay 100% of the interest payments due on March 31, 2023 for the Term Loan and Notes, totaling $221 and $479, respectively, in-kind.
The aggregate principal amount of outstanding long-term debt totaled $55,663 as of March 31, 2023, consisting of $12,661 for the Term Loan and $43,002 of Notes. As of March 31, 2023, the Company had $916 of outstanding short-term loans for insurance premium financing.
Capital Expenditures
Our main capital expenditures relate to investments in the development and maintenance of the Platform. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in the 2022 Form 10-K and subsequent filings with the SEC, including this Form 10-Q.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(4,824)	$(7,235)
Net cash provided by (used) in investing activities	18	(2,385)
Net cash (used in) provided by financing activities	(971)	4,386
Cash Flows Used in Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $4,824, compared to net cash used in operating activities of $7,235 for the three months ended March 31, 2022. During the three months ended March 31, 2023, the net change in operating assets and liabilities decreased net cash provided by operating activities by $150, primarily consisting of a decrease in accounts payable of $1,291 and a decrease in accrued payroll of $1,066, partially offset by a decrease in prepaid expenses and other current assets of $1,631. During the three months ended March 31, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $2,597, primarily consisting of a decrease in accrued payroll of $1,542 and a decrease in accounts payable of $1,033.
Cash Flows Provided By (Used) in Investing Activities
For the three months ended March 31, 2023, net cash provided by investing activities included $18 of proceeds from the sale of property and equipment. For the three months ended March 31, 2022, net cash used in investing activities consisted primarily of $2,347 of costs for internally developed software.
Cash Flows Used in (Provided By) Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities consisted of $139 of payments on the Term Loan and $976 of payments on short-term loans for insurance financing, partially offset by $155 of net proceeds from the sales of common stock under the Company’s ATM Program. For the three months ended March 31, 2022, net cash provided by financing activities primarily consisted primarily of $6,235 of net proceeds from the sales of common stock under the Company’s ATM Program, less $1,849 of payments on short-term loans for insurance financing.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements, other than statements of historical or current fact, that reflect future plans, estimates, beliefs or expected performance are forward-looking statements. In some cases, you can identify forward-looking statements because they are preceded by, followed by or

TABLE_CONTENTS
include words such as “may,” “can,” “should,” “will,” “goal,” “strategy,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including the following factors, in addition to the factors discussed elsewhere in this Form 10-Q, and the factors discussed in our 2022 Form 10-K and subsequent filings with the SEC:
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

TABLE_CONTENTS
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
•failure to maintain an effective system of disclosure controls and internal control over financial reporting; (see Part I, Item 4 for details of the identification of a material weakness in our internal controls); and
•failure to remediate a material weakness in, or inherent limitations associated with, our internal controls (see Part I, Item 4).
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

TABLE_CONTENTS
•the risk that the Notes as well as other derivative securities, if exercised or converted into shares of our common stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders; and
•the risk that we fail to continue to meet all applicable OTCQB Venture Market (“OTCQB”) listing requirements in future periods and risks relating to the consequent delisting of our common stock from the OTCQB if we fail to meet continued listing requirements, which could further adversely affect the market liquidity of our common stock, the ability for us to raise capital, and could decrease the market price of our common stock significantly.
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
Interest Rate Risk
As of March 31, 2023, we had outstanding interest-bearing long-term debt totaling $55,663, consisting of the Term Loan in the amount of $12,661 and the Notes in the principal amount of $43,002, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at March 31, 2023. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below under “Material Weakness in Internal Control Over Financial Reporting”. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the material weakness described below, there has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control Over Financial Reporting
As disclosed in Part II Item 9A. “Controls and Procedures” in the 2022 Form 10-K, during the three months ended December 31, 2022, we identified a material weakness in internal controls related to ineffective design and operation of information technology general controls (“ITGC”) in the areas of program change management and user access over certain information technology (“IT”) systems that support the Company’s financial reporting processes. The Company’s

TABLE_CONTENTS
revenue process controls were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements to the financial statements and there were no changes in previously released financial results.
The ITGC material weakness may have an impact to the Company’s financial reporting process which creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
During the three months ended March 31, 2023, we began implementing our previously-disclosed remediation plan as described below, and have continued to implement our remediation plan through the date of the filing of this Form 10-Q. While significant progress has been made and we expect that the remediation of this material weakness will be completed in the second quarter of 2023, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
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
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800, which was paid in May 2022. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Consequently, the stay of the litigation was briefly lifted until the District Court certified its ruling on a motion for summary judgment for immediate appeal. The litigation is currently stayed while the matter proceeds on appeal. Based on the settlement negotiations, the Company accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the consolidated balance sheet at March 31, 2023.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to the Company’s risk factors previously reported in Part I, Item 1A, of the 2022 Form 10-K.
As required by ASC 205-40, Going Concern, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful.
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements contained in this report are issued. Management has focused its efforts on certain initiatives to improve its cash position, including cost reductions. Management evaluated its existing cost structure and implemented cost savings initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. While the Company believes that the initiatives described above will result in improved liquidity and cash flow, there can be no assurance that the Company will be able to generate positive cash flow from operations in the future, affecting the Company’s ability to continue as a going concern.
The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 has been proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and the first quarter of 2023. Cash flow used in operations totaled $28,716 during the year ended December 31, 2022 and $4,824 during the three months ended March 31, 2023. The Company has had recurring net losses, and as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $583,392 as of March 31, 2023. The Company was delisted from the Nasdaq Capital Market on February 2, 2023, and as such, our ability to sell shares of common stock using the ATM Program going forward is impaired. The Company’s cash position has declined from $12,066 at December 31, 2022 to $6,289 as of March 31, 2023 and approximately $5,500 as of May 8, 2023. As of March 31, 2023, the Company has outstanding debt in the principal

TABLE_CONTENTS
amount of $55,663 with a maturity date of May 15, 2024. We believe that we have sufficient cash on hand to fund operations through at least the second fiscal quarter of 2023.
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

10.2
Amendment No. 8 to Credit Agreement, dated as of January 6, 2023, by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on January 9, 2023).

10.3
Amendment No. 8 to Credit and Guaranty Agreement, dated as of March 31, 2023, by and among ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 3, 2023).

10.4
Amendment No. 9 to Credit Agreement, dated as of March 31, 2023, by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on April 3, 2023).

10.5	Grimstad Retention Bonus Letter dated January 31, 2023. (1)

10.6	Pritchard Retention Bonus Letter dated January 31, 2023. (1)

10.7	Cronin Retention Bonus Letter dated January 31, 2023. (1)

10.8	Yeghyazarians Retention Bonus Letter dated January 31, 2023. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(a). (1)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350. (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________
(1)Filed herewith

TABLE_CONTENTS
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2023	By:	/s/ Armen Yeghyazarians
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)