Form 10-Q
period 2023-06-30
Waitr Holdings Inc.
filed 2023-08-18
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of Registrant’s common stock outstanding as of August 9, 2023 was 13,524,841.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$5,066	$12,066
Accounts receivable, net	2,859	3,982
Capitalized contract costs, current	1,574	1,559
Prepaid expenses and other current assets	3,085	5,997
TOTAL CURRENT ASSETS	12,584	23,604
Property and equipment, net	415	808
Capitalized contract costs, noncurrent	2,672	3,403
Goodwill	—	9,536
Intangible assets, net	6,574	7,065
Operating lease right-of-use assets	2,387	2,917
Other noncurrent assets	742	812
TOTAL ASSETS	$25,374	$48,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
CURRENT LIABILITIES
Short term debt - related party	$55,572	$—
Short-term loans for insurance financing	614	1,892
Accounts payable	3,880	5,689
Restaurant food liability	714	1,282
Accrued payroll	887	1,672
Income tax payable	87	74
Operating lease liabilities	852	1,023
Other current liabilities	16,032	17,596
TOTAL CURRENT LIABILITIES	78,638	29,228
Long term debt - related party	—	53,901
Operating lease liabilities, net of current portion	1,685	2,079
Other noncurrent liabilities	15	28
TOTAL LIABILITIES	80,338	85,236
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 249,000,000 shares authorized and 13,506,812 and 12,955,299 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	21	21
Additional paid in capital	541,359	538,812
Accumulated deficit	(596,344)	(575,924)
TOTAL STOCKHOLDERS’ DEFICIT	(54,964)	(37,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,374	$48,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$13,951	$31,171	$30,655	$66,211
COSTS AND EXPENSES:
Operations and support	6,012	15,983	14,223	36,262
Sales and marketing	3,629	6,973	8,197	13,226
Research and development	783	1,242	1,943	2,553
General and administrative	5,697	12,213	14,416	23,758
Depreciation and amortization	421	3,000	878	6,065
Goodwill impairment	9,536	—	9,536	67,190
Gain on disposal of assets	(11)	(71)	(22)	(88)
TOTAL COSTS AND EXPENSES	26,067	39,340	49,171	148,966
LOSS FROM OPERATIONS	(12,116)	(8,169)	(18,516)	(82,755)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	940	1,461	1,875	3,165
Other (income) expense	(110)	2,024	16	2,934
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,946)	(11,654)	(20,407)	(88,854)
Income tax expense	6	17	13	33
NET LOSS FROM CONTINUING OPERATIONS	$(12,952)	$(11,671)	$(20,420)	$(88,887)
LOSS PER SHARE:
Basic and diluted	$(0.96)	$(1.45)	$(1.52)	$(11.32)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic and diluted	13,496,985	8,026,589	13,461,325	7,854,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,420)	$(88,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,835	577
Induced conversion expense related to Notes	—	930
Stock-based compensation	2,407	3,250
Gain on disposal of assets	(22)	(88)
Depreciation and amortization	878	6,065
Goodwill impairment	9,536	67,190
Amortization of capitalized contract costs	783	629
Change in fair value of contingent consideration liability	—	104
Other	(35)	(58)
Changes in assets and liabilities:
Accounts receivable	1,123	(292)
Capitalized contract costs	(67)	(1,048)
Prepaid expenses and other current assets	2,912	3,580
Other noncurrent assets	66	161
Accounts payable	(1,809)	(1,596)
Restaurant food liability	(568)	(1,108)
Income tax payable	13	33
Accrued payroll	(785)	(658)
Accrued medical contingency	—	(53)
Other current liabilities	(1,571)	(2,224)
Other noncurrent liabilities	(3)	(336)
Net cash used in operating activities	(5,727)	(13,829)
Cash flows from investing activities:
Purchases of property and equipment	—	(81)
Internally developed software	—	(4,318)
Purchase of domain names	—	(12)
Proceeds from sale of property and equipment	33	32
Net cash provided by (used in) investing activities	33	(4,379)
Cash flows from financing activities:
Proceeds from issuance of stock	155	7,120
Payments on long-term loan	(164)	(20,000)
Borrowings under short-term loans for insurance financing	246	2,811
Payments on short-term loans for insurance financing	(1,525)	(3,602)
Payments on finance lease obligation	(3)	(2)
Taxes paid related to net settlement on stock-based compensation	(15)	(27)
Net cash used in financing activities	(1,306)	(13,700)
Net change in cash	(7,000)	(31,908)
Cash, beginning of period	12,066	60,111
Cash, end of period	$5,066	$28,203
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40	$2,588
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes to stock	$—	$1,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2023
(in thousands, except share data)
(unaudited)

Three Months Ended June 30, 2023
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balances at March 31, 2023	13,444,759	$21	$540,022	$(583,392)	$(43,349)
Net loss	—	—	—	(12,952)	(12,952)
Vesting of restricted stock units	62,053	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(5)	—	(5)
Stock-based compensation	—	—	1,342	—	1,342
Balances at June 30, 2023	13,506,812	$21	$541,359	$(596,344)	$(54,964)

Six Months Ended June 30, 2023
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balances at December 31, 2022	12,955,299	$21	$538,812	$(575,924)	$(37,091)
Net loss	—	—	—	(20,420)	(20,420)
Vesting of restricted stock units	120,084	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,407	—	2,407
Issuance of common stock	431,429	—	155	—	155
Balances at June 30, 2023	13,506,812	$21	$541,359	$(596,344)	$(54,964)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED June 30, 2022
(in thousands, except share data)
(unaudited)

Three Months Ended June 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at March 31, 2022	7,785,282	$15	$511,515	$(446,351)	$65,179
Net loss	—	—	—	(11,671)	(11,671)
Vesting of restricted stock units	35,761	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(27)	—	(27)
Stock-based compensation	—	—	1,579	—	1,579
Stock issued for conversion of Notes	220,575	—	1,673	—	1,673
Issuance of common stock	130,817	1	884	—	885
Balances at June 30, 2022	8,172,435	$16	$515,624	$(458,022)	$57,618

Six Months Ended June 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	7,304,714	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(88,887)	(88,887)
Vesting of restricted stock units	43,396	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(27)	—	(27)
Stock-based compensation	—	—	3,250	—	3,250
Stock issued for conversion of Notes	220,575	—	1,673	—	1,673
Issuance of common stock	603,750	1	7,119	—	7,120
Balances at June 30, 2022	8,172,435	$16	$515,624	$(458,022)	$57,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “ASAP,” “we,” “us” and “our”), operates an online ordering technology platform (the “Platform”), providing delivery, carryout and dine-in options, connecting restaurants, merchants, drivers and diners in certain cities in the United States. The Platform uses the “deliver anything ASAP” model making it easy for consumers to order food, alcohol, convenience, grocery, flowers, auto parts and other items. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021.
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
•contingencies; and
•fair value of goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets.
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
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the six months ended June 30, 2023. There have been no material changes to our significant accounting policies described in the 2022 Form 10-K.
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

TABLE_CONTENTS
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
The Company has had recurring losses from operations and declines in cash positions. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $596,344 as of June 30, 2023. The Company has experienced negative cash flow from operations during each quarter of fiscal 2022 through the second quarter of fiscal 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $5,066 as of June 30, 2023. As of June 30, 2023, the Company has outstanding debt in the principal amount of $56,355 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. To the extent raising additional equity capital is pursued, management plans to do so in best efforts private placements, rather than through the ATM Program (as defined below) (see Note 12 – Stockholders’ Equity). The Company does not anticipate being able to utilize its ATM Program in fiscal 2023.
The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period. Additionally, we may be unable to raise additional capital or enter into any financing arrangements when needed on favorable terms or at all. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
We are continuously reviewing our liquidity and anticipated working capital needs based on overall market and economic factors. Market conditions, future financial performance or other factors may make it difficult or impractical for us to access sources of capital on favorable terms, if at all. The failure to successfully implement our strategy to raise capital while also achieving cost savings will adversely impact our financial condition, which impact could be material, could reduce the period of time for which our anticipated working capital needs will be sufficient, and could result in the Company terminating, curtailing or ceasing operations or pursuing other strategic alternatives.
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

TABLE_CONTENTS
4. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Delivery Services Segment:
Delivery Transaction Fees	$10,631	$27,756	$24,345	$59,332
Other revenue	447	632	966	1,586
Total Delivery Services Segment	11,078	28,388	25,311	60,918
Third-Party Payment Processing Referral Services Segment	2,873	2,783	5,344	5,293
Total Revenue	$13,951	$31,171	$30,655	$66,211

Revenue from Contracts with Customers
Delivery Services Segment
The Delivery Services Segment includes operations related to the Company’s technology platform for online ordering and delivery. While food ordering and delivery is the primary component of the Delivery Services Segment, the Company’s technology platform also includes online ordering and delivery of various other products such as flowers, auto parts, alcohol and luxury goods. The Company generates revenue (“Delivery Transaction Fees”) in the Delivery Services Segment primarily when diners or customers place an order on the Platform.
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

TABLE_CONTENTS
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
Deferred costs related to obtaining contracts with restaurants were $2,626 and $3,128 as of June 30, 2023 and December 31, 2022, respectively, out of which $1,035 and $1,032, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $259 and $221 for the three months ended June 30, 2023 and 2022, respectively, and $517 and $429 for the six months ended June 30, 2023 and 2022, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,620 and $1,834 as of June 30, 2023 and December 31, 2022, respectively, out of which $539 and $527, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $134 and $110 for the three months ended June 30, 2023 and 2022, respectively, and $266 and $204 for the six months ended June 30, 2023 and 2022, respectively.
5. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	June 30, 2023	December 31, 2022	December 31, 2021
Credit card receivables	$661	$2,334	$1,354
Residual commissions receivable	1,850	1,422	1,342
Receivables from restaurants and customers	610	596	660
Accounts receivable	3,121	4,352	3,356
Less: allowance for doubtful accounts and chargebacks	(262)	(370)	(329)
Accounts receivable, net	$2,859	$3,982	$3,027

TABLE_CONTENTS
6. Intangibles Assets and Goodwill
Intangible Assets
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and include internally developed software, as well as software to be otherwise marketed, and trademarks/trade name/patents and customer relationships. The Company reviews the recoverability of its long-lived assets annually, or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The Company has determined that the trademark intangible asset and domain names related to the rebranding initiative are indefinite-lived assets and therefore are not subject to amortization but are evaluated for impairment.
The Bite Squad and Delivery Dudes trade name intangible assets were being amortized over their estimated useful lives and were fully impaired as of December 31, 2022. Additionally, as of December 31, 2022, the Company’s internally developed software and customer relationship assets related to the Delivery Services Segment were fully impaired.
As of January 1, 2023, the Company’s remaining intangible assets included the trademark intangible asset and domain names related to the rebranding initiative, and trademarks and customer relationship intangible assets related to the Third-Party Payment Processing Referral Services Segment. See “Impairments” below for details of impairment testing for intangible assets as of June 30, 2023.
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment and consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Trademarks/Trade name/Patents	$376	$(213)	$—	$163
Customer Relationships	6,500	(1,589)	—	4,911
Total intangible assets subject to amortization	6,876	(1,802)	—	5,074
Trademarks, not subject to amortization	1,500	—	—	1,500
Total	$8,376	$(1,802)	$—	$6,574

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$40,341	$(13,542)	$(26,799)	$—
Trademarks/Trade name/Patents	6,549	(6,044)	(284)	221
Customer Relationships	96,510	(18,647)	(72,519)	5,344
Total intangible assets subject to amortization	143,400	(38,233)	(99,602)	5,565
Trademarks, not subject to amortization	3,038	—	(1,538)	1,500
Total	$146,438	$(38,233)	$(101,140)	$7,065
The Company recorded amortization expense of $246 and $2,465 for the three months ended June 30, 2023 and 2022, respectively, and $492 and $4,950 for the six months ended June 30, 2023 and 2022, respectively.
Estimated future amortization expense of intangible assets subject to amortization as of June 30, 2023 is as follows (in thousands):

TABLE_CONTENTS

Amortization
The remainder of 2023	$496
2024	953
2025	876
2026	871
2027	867
Thereafter	1,011
Total future amortization	$5,074
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
No events or circumstances occurred during the three months ended March 31, 2023 that would indicate an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at March 31, 2023. As a result of a sustained decline in the Company’s stock price and market capitalization during the second quarter of 2023, the Company conducted an impairment test as of the valuation date of June 30, 2023, resulting in the full impairment of the Company’s remaining goodwill. See “Impairments” below for additional details. The following table presents the carrying value of goodwill for the Company’s segments as of June 30,

TABLE_CONTENTS
2023 (in thousands).

	Delivery Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Balance as of December 31, 2022	$—	$9,536	$9,536
June 30, 2023 impairment	—	(9,536)	(9,536)
Balance as of June 30, 2023	$—	$—	$—
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
ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. If indicators are present, the Company proceeds to Step 2 to determine whether an impairment loss should be measured. As a part of Step 2, the Company performs a recoverability test by comparing the estimated undiscounted cash flows of the long-lived asset group to its carrying amount. If the estimated undiscounted cash flows are less than the carrying amount of the long-lived asset group, an impairment loss is measured based on its fair value as part of Step 3. ASC 350 requires goodwill and other indefinite lived assets to be tested for impairment at the reporting unit level. Determining the fair value of a reporting unit and intangible assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates could change in future periods.
June 30, 2023 Impairment Analysis
As a result of a sustained decline in the Company’s stock price and market capitalization during the second quarter of 2023, the Company conducted an impairment test as of the valuation date of June 30, 2023. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets and the reporting units for purposes of impairment testing under ASC 360 and ASC 350. Given the results of the qualitative assessment and indications of possible impairment, the Company proceeded to Step 2 to determine whether an impairment loss should be measured.
The customer relationships intangible assets, which are entirely related to the Third-Party Payment Processing Referral Services Segment, were tested for impairment under the guidance in ASC 360 using an undiscounted cash flow model. The undiscounted cash flows for the customer relationships intangible assets were above the carrying amounts and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of June 30, 2023.
The trade name intangible assets related to the Third-Party Payment Processing Referral Services Segment were tested for impairment under the guidance in ASC 360 and were valued using an undiscounted cash flow model. The undiscounted cash flows for the trade names related to the Third-Party Payment Processing Referral Services Segment were above the carrying amount and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of June 30, 2023. The Company determined that impairment testing was not warranted at June 30, 2023 for the $1,500 of trademarks related to the rebranding initiative given the recency of the prior valuation in September 2022.
For ASC 350 testing purposes, the Company compared the fair value of the reporting unit with its carrying amount. The fair value of the reporting unit was estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the guideline public company method. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs and capital expenditures), discount rate, long-term growth rate and tax rates for the reporting unit under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach. As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $9,536 to write down the carrying value of goodwill in the Third-Party Payment Processing Referral Services Segment to zero. The impairment loss is included in the unaudited condensed

TABLE_CONTENTS
consolidated statement of operations for the three and six months ended June 30, 2023 under the caption “goodwill impairment”.

7. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued insurance expenses	$7,243	$7,139
Accrued estimated workers’ compensation expenses	159	275
Accrued medical contingency	366	366
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	520	307
Other accrued expenses	1,731	3,157
Unclaimed property	2,888	2,795
Other current liabilities	1,875	2,307
Total other current liabilities	$16,032	$17,596
8. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2022 through 2Q23	Effective Interest Rate at June 30, 2023	Maturity	June 30, 2023	December 31, 2022
Short term debt - related party:
Term Loan	7.125%	13.16%	May 2024	$12,864	$—
Notes	4.5% - 6.0%	4.86%	May 2024	43,491	—
				56,355	—
Less: unamortized debt issuance costs on Term Loan				(648)	—
Less: unamortized debt issuance costs on Notes				(135)	—
				$55,572	$—

Long term debt - related party:
Term Loan	7.125%	13.16%	May 2024	$—	$12,579
Notes	4.5% - 6.0%	4.86%	May 2024	—	42,523
				—	55,102
Less: unamortized debt issuance costs on Term Loan				—	(992)
Less: unamortized debt issuance costs on Notes				—	(209)
				$—	$53,901

Short-term loans for insurance financing	6.25% - 6.96%	n/a	September 2023 - March 2024	614	1,892
Total outstanding debt				$56,186	$55,793
Interest expense related to the Company’s outstanding debt totaled $940 and $1,461 for the three months ended June 30, 2023 and 2022, respectively, and $1,875 and $3,165 for the six months ended June 30, 2023 and 2022,

TABLE_CONTENTS
respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 16 – Related Party Transactions for additional information regarding the Company’s related party debt.
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“ Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Company elected to pay the interest payments of $221 and $228 due on March 31, 2023 and June 30, 2023, respectively, in-kind, resulting in such amounts being added to the principal balance of the Term Loan.
In January 2023, the Company made prepayments totaling $139 on the Term Loan, representing 60% of the net proceeds received by the Company for sales under the ATM Program that settled in early January 2023. Additionally, the Company made a prepayment of $25 on the Term Loan on June 29, 2023 pursuant to an amendment to the Credit Agreement. See Amendments to Loan Agreements below for additional details on the Term Loan and Credit Agreement.
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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”). The net carrying value of the Notes as of June 30, 2023 and December 31, 2022 totaled $43,356 and $42,314, respectively. See Amendments to Loan Agreements below for additional details on the Notes.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, approximately 33% of interest due can be paid-in-kind. For the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, pursuant to certain amendments to the Convertible Notes Agreement, the Company is allowed to pay-in-kind 100% of the interest payments due on such dates (see Amendments to Loan Agreements below). The Company elected to pay the $479 and $489 interest payments due on March 31, 2023 and June 30, 2023, respectively, in-kind, resulting in such amounts being added to the principal balance of the Notes. Interest expense related to the Notes was comprised of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$489	$745	$968	$1,488
Amortization of debt discount	37	47	74	101
	$526	$792	$1,042	$1,589
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $127.25 per share at June 30, 2023, subject to certain “blocker” limitations limiting the amount of shares into which the Notes can be converted.
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

TABLE_CONTENTS
Amendments to Loan Agreements
January 6, 2023 Amendments
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
March 31, 2023 Amendments
On March 31, 2023, the Company entered into an amendment to the Credit Agreement (the “March 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “March 2023 Amended Convertible Notes Agreement”). The March 2023 Amended Credit Agreement and March 2023 Amended Convertible Notes Agreement extended the due date from March 31, 2023 to April 17, 2023 for submission of the fiscal year 2022 audited financial statements of the Company to the lenders. Additionally, the March 2023 Amended Convertible Notes Agreement allowed the Company to pay in-kind 100% of the accrued interest for the fiscal quarter ended March 31, 2023.
The Company evaluated the amendments in the March 2023 Amended Convertible Notes Agreement under ASC 470-60, “Troubled Debt Restructurings by Debtors”. Management concluded that there were indicators of financial difficulty for the Company at this date. Additionally, management concluded that the increase in the allowable percentage of interest on the Notes that could be paid-in-kind, from 33% to 100% for the interest payment for the quarter ended March 31, 2023, was a concession granted by the lenders. Therefore, the amendment was accounted for as a troubled debt restructuring. Management assessed whether the total undiscounted future cash payments specified by the March 2023 Amended Convertible Notes Agreement were greater or less than the carrying amount of the debt at the time of the restructuring and determined that the undiscounted future cash payments under the new terms were greater than the carrying amount of the debt at the time of the restructuring. Accordingly, no gain or loss was required to be recognized on the troubled debt restructuring on March 31, 2023. The change was accounted for prospectively using the new effective interest rate of the Notes.
June 29, 2023 Amendments
On June 29, 2023, the Company entered into an amendment to the Credit Agreement (the “June 2023 Amended Credit Agreement”) and an amendment to the Convertible Notes Agreement (the “June 2023 Amended Convertible Notes Agreement”). The June 2023 Amended Credit Agreement and June 2023 Amended Convertible Notes Agreement extend the due dates for submission of each of the second and third quarter 2023 financial statements of the Company to the lenders by approximately five days. Additionally, the June 2023 Amended Convertible Notes Agreement allows the Company to pay in-kind 100% of the accrued interest for the fiscal quarters ended June 30, 2023 and September 30, 2023.
The Company evaluated the amendments in the June 2023 Amended Convertible Notes Agreement under ASC 470-60, “Troubled Debt Restructurings by Debtors”. Management concluded that there were indicators of financial difficulty for the Company at this date. Additionally, management concluded that the increase in the allowable percentage of interest on the Notes that could be paid-in-kind, from 33% to 100% for the interest payments for the quarters ended June 30, 2023 and September 30, 2023, was a concession granted by the lenders. Therefore, the amendment is accounted for as a troubled debt restructuring. Management assessed whether the total undiscounted future cash payments specified by the June 2023 Amended Convertible Notes Agreement are greater or less than the carrying amount of the debt at the time of the restructuring and determined that the undiscounted future cash payments under the new terms are greater than the carrying amount of the debt at the time of the restructuring. Accordingly, no gain or loss was required to be recognized on the troubled debt restructuring on June 29, 2023. The change is accounted for prospectively using the new effective interest rate of the Notes.

TABLE_CONTENTS
Short-Term Loans
The Company has outstanding short-term loans as of June 30, 2023 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
9. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $6 and $17 for the three months ended June 30, 2023 and 2022, respectively, and $13 and $33 for the six months ended June 30, 2023 and 2022, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2023 and December 31, 2022 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
10. Commitments and Contingent Liabilities
Third-Party Delivery for Online Ordering of Food and Other Items
In June 2023, the Company contracted with Uber Technologies Inc. whereby Uber Direct will provide the delivery services for the Company’s online ordering of food and other items. It is expected that this arrangement will be implemented during the third quarter of the current fiscal year. The Company will continue to provide and operate the technology platform for online ordering.
Sponsorship Agreements
In July 2022, the Company entered into a five-year sponsorship agreement (the “MetLife Sponsorship Agreement”) with New Meadowlands Stadium Company, LLC (“NMSC”), pursuant to which the Company was the exclusive mobile ordering platform used at MetLife Stadium. In June 2023, the Company and NMSC mutually agreed to terminate the MetLife Sponsorship Agreement and all future obligations related to the agreement have been extinguished in full.
In September 2022, the Company entered into a four-year sponsorship agreement with the National Hockey League’s Florida Panthers (the “FLA Sponsorship Agreement”) pursuant to which the Company was the official mobile ordering platform used at the FLA Live Arena. In May 2023, the Company terminated the FLA Sponsorship Agreement and entered into a new sponsorship agreement which terminated on June 30, 2023.
Workers Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of June 30, 2023 and December 31, 2022, $7,390 and $7,349, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheets.
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, which was extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months, which was

TABLE_CONTENTS
paid in May 2022. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Thereafter, the Company sought and was granted leave to appeal the denial of its motion for summary judgment to the Fifth Circuit. On June 29, 2023, the Fifth Circuit reversed the District Court’s ruling, in part, and then remanded the case to the District Court for further proceedings. The Company previously accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2023.
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

TABLE_CONTENTS
coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood.
11. Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of June 30, 2023, there were 1,103,004 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017). Total compensation expense related to awards under the Company’s incentive plans was $1,342 and $1,579 for the three months ended June 30, 2023 and 2022, respectively, and $2,407 and $3,250 for the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Awards
Stock Options
The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. Expected volatility for stock options is typically estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies. There were no grants of stock options under the 2018 Incentive Plan during the six months ended June 30, 2023 or the six months ended June 30, 2022. All outstanding stock options are fully vested and there is no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $13 for the six months ended June 30, 2022.
The stock option activity under the Company’s incentive plans during the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	481,025	$7.58	$5.25	482,767	$7.74	$5.60
Forfeited	(462)	66.62	96.23	(1,006)	41.29	89.20
Balance, end of period	480,563	$7.52	$5.17	481,761	$7.67	$5.40
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	480,563	480,563	481,025	481,025
Weighted-average remaining contractual term (years)	1.53	1.53	2.02	2.02
Weighted-average exercise price	$7.52	$7.52	$7.58	$7.58
Aggregate Intrinsic Value (in thousands)	$—	$—	$—	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the six months ended June 30, 2023 and 2022.

TABLE_CONTENTS
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of June 30, 2023, there were 156,716 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.
Awards with Time-Based Vesting
During the six months ended June 30, 2023, there were no grants of time-based vesting RSUs pursuant to the 2018 Incentive Plan. The Company recognized compensation expense for restricted stock of $1,342 and $1,579 during the three months ended June 30, 2023 and 2022, respectively, and $2,407 and $3,237 during the six months ended June 30, 2023 and 2022, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of June 30, 2023 totaled $6,535, with a weighted average remaining vesting period of approximately 1.6 years. The total fair value of restricted shares that vested during the three months ended June 30, 2023 and 2022 was $23 and $153, respectively, and $54 and $221 during the six months ended June 30, 2023 and 2022, respectively.
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	612,191	$24.42	2.05	430,728	$43.00	2.50
Granted	—	—		423,500	8.20
Shares vested	(164,815)	23.94		(48,981)	46.80
Forfeitures	(61,286)	19.99		(49,473)	24.20
Nonvested, end of period	386,090	$25.32	1.62	755,774	$24.40	2.50
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
12. Stockholders’ Equity
Common Stock
At June 30, 2023 and December 31, 2022, there were 249,000,000 shares of common stock authorized and 13,506,812 and 12,955,299 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of June 30, 2023 or December 31, 2022. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the open market sales agreement was made pursuant to the Company’s effective registration statements on Form S-3. In January 2023, the Company sold 431,429 shares of common stock pursuant to the ATM Program for net proceeds of $155. As of August 18, 2023, $44,183 remained unsold under the ATM Program, however, the Company does not anticipate being able to utilize its ATM Program to effect any further sales of common stock in 2023.
Preferred Stock
At June 30, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of June 30, 2023 or December 31, 2022.
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
Summary by Fair Value Hierarchy
The Company had no assets or liabilities required to be measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions. Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. Additionally, the Company applied fair value concepts in connection with the induced conversion of the Notes during the three months ended June 30, 2022.
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

TABLE_CONTENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segments adjusted EBITDA:
Delivery Services Segment	$(296)	$(3,601)	$(4,667)	$(5,628)
Third-Party Payment Processing Referral Services Segment	(514)	(10)	(1,015)	226
Total segments adjusted EBITDA	(810)	(3,611)	(5,682)	(5,402)
Reconciling items:
Interest expense	(940)	(1,461)	(1,875)	(3,165)
Income taxes	(6)	(17)	(13)	(33)
Depreciation and amortization expense	(421)	(3,000)	(878)	(6,065)
Goodwill impairment	(9,536)	—	(9,536)	(67,190)
Stock-based compensation expense	(1,342)	(1,579)	(2,407)	(3,250)
Gain on disposal of assets	11	71	22	88
Induced conversion expense related to Notes	—	(930)	—	(930)
Change in fair value of contingent consideration liability	—	(23)	—	(104)
Transaction related expenditures and other non-recurring adjustments	92	(1,121)	(51)	(2,036)
Accrued legal reserve	—	—	—	(800)
Net loss from continuing operations	$(12,952)	$(11,671)	$(20,420)	$(88,887)

15. Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(12,952)	$(11,671)	$(20,420)	$(88,887)
Weighted average number of shares outstanding - basic and diluted	13,496,985	8,026,589	13,461,325	7,854,998
Basic and diluted loss per common share	$(0.96)	$(1.45)	$(1.52)	$(11.32)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 8 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of June 30, 2023 and June 30, 2022, the Notes were convertible into 341,773 and 286,116 shares, respectively, of the Company’s common stock. During the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022, the Company’s weighted average common stock price was below the Notes conversion price. Additionally, the Company had net losses during such periods. Accordingly, the shares were not considered in the diluted earnings per share calculation.

TABLE_CONTENTS
The following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Antidilutive shares underlying stock-based awards:
Stock options	480,563	481,761	480,563	481,761
Restricted stock units	542,806	912,490	542,806	912,490
Warrants	—	29,342	—	29,342
16. Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021, May 9, 2022, November 8, 2022, January 6, 2023, March 31, 2023 and June 29, 2023, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
On May 1, 2020, the Company entered into a Limited Waiver and Conversion Agreement with respect to the Credit Agreement and Convertible Notes Agreement. On May 13, 2022, the Company entered into the May 2022 Conversion Agreement, and on July 22, 2022, the Company entered into the July 2022 Conversion Agreement, with respect to the Convertible Notes Agreement.
During the six months ended June 30, 2023, the Company made prepayments totaling $139 on the Term Loan, representing a portion of the net proceeds received by the Company for sales under the ATM Program pursuant to an amendment to the Credit Agreement. Additionally, the Company made a prepayment of $25 on the Term Loan in June 2023 pursuant to the June 2023 Amended Credit Agreement.
Jonathan Green, a board member of the Company, is a partner at Luxor Capital. See Note 8 - Debt for additional details on related-party debt.
Other Transactions with Related Parties
As of June 30, 2023, some of the restaurants on our Platform are affiliated with one current and one prior member of our board of directors (the “Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $66 and $75 during the three months ended June 30, 2023 and 2022, respectively, and $108 and $177 during the six months ended June 30, 2023 and 2022, respectively, from such restaurants that are affiliated with those current and prior members of the Board.

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
At June 30, 2023, our Platform included restaurants in approximately 570 cities. Average Daily Orders for the three months ended June 30, 2023 and 2022 were approximately 6,559 and 18,070, respectively, and revenue was $13,951 and $31,171, respectively. For the six months ended June 30, 2023 and 2022, Average Daily Orders were 7,803 and 20,475, respectively, and revenue was $30,655 and $66,211, respectively.
In June 2023, the Company contracted with Uber Technologies Inc. whereby Uber Direct will provide the delivery services for the Company’s online ordering of food and other items. It is expected that this arrangement will be implemented during the third quarter of the current fiscal year. The Company will continue to provide and operate the technology platform for online ordering.
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. As of June 30, 2023, the Company has outstanding debt in the principal amount of $56,355 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than

TABLE_CONTENTS
twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” below for additional details.
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
•contingencies; and
•fair value of goodwill and other intangible assets, including the recoverability of intangible assets with finite lives and other long-lived assets.
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

TABLE_CONTENTS
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the six months ended June 30, 2023. The Company considered the applicability and impact of all ASUs. ASUs not listed in Note 2 were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements.
Factors Affecting the Comparability of Our Results of Operations
Goodwill and Long-Lived Asset Impairments. During the six months ended June 30, 2023, we recognized a non-cash goodwill impairment charge totaling $9,536. During the six months ended June 30, 2022, we recognized a non-cash goodwill impairment charge totaling $67,190. Determining the fair value of a reporting unit and intangible and other assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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

TABLE_CONTENTS
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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2023	2022	2023	2022
Active Diners (as of period end)	692,054	1,327,971	692,054	1,327,971
Average Daily Orders	6,559	18,070	7,803	20,475
Gross Food Sales (dollars in thousands)	$35,207	$86,315	$81,780	$187,383
Average Order Size (in dollars)	$58.98	$52.49	$57.90	$50.56

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

TABLE_CONTENTS
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
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages(1))	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
Revenue	$13,951	100%	$31,171	100%	$30,655	100%	$66,211	100%
Costs and expenses:
Operations and support	6,012	43%	15,983	51%	14,223	46%	36,262	55%
Sales and marketing	3,629	26%	6,973	22%	8,197	27%	13,226	20%
Research and development	783	6%	1,242	4%	1,943	6%	2,553	4%
General and administrative	5,697	41%	12,213	39%	14,416	47%	23,758	36%
Depreciation and amortization	421	3%	3,000	10%	878	3%	6,065	9%
Goodwill impairment	9,536	68%	—	—%	9,536	31%	67,190	101%
Gain on disposal of assets	(11)	—%	(71)	—%	(22)	—%	(88)	—%
Total costs and expenses	26,067	187%	39,340	126%	49,171	160%	148,966	225%
Loss from operations	(12,116)	(87)%	(8,169)	(26)%	(18,516)	(60)%	(82,755)	(125)%
Other expenses (income) and losses (gains), net:
Interest expense	940	7%	1,461	5%	1,875	6%	3,165	5%
Other (income) expense	(110)	(1)%	2,024	6%	16	—%	2,934	4%
Net loss before income taxes	(12,946)	(93)%	(11,654)	(37)%	(20,407)	(67)%	(88,854)	(134)%
Income tax expense	6	—%	17	—%	13	—%	33	—%
Net loss	$(12,952)	(93)%	$(11,671)	(37)%	$(20,420)	(67)%	$(88,887)	(134)%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022.
Revenue

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Revenue	$13,951	$31,171	(55%)	$30,655	$66,211	(54%)
See Part I, Item 1, Note 4 - Revenue for details of revenue by operating segment. Revenue decreased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily as a result of decreased order volumes in our Delivery Services Segment. Partially offsetting the impact of decreased order volumes was

TABLE_CONTENTS
an increase in the Average Order Size in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The Average Order Size was $58.98 for the three months ended June 30, 2023, compared to $52.49 for the three months ended June 30, 2022, an improvement of 12%. The Average Order Size was $57.90 for the six months ended June 30, 2023, compared to $50.56 for the six months ended June 30, 2022, an improvement of 15%.
Revenue for our Third-Party Payment Processing Referral Services Segment was relatively flat for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Operations and Support

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Operations and support	$6,012	$15,983	(62%)	$14,223	$36,262	(61%)
As a percentage of revenue	43%	51%		46%	55%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to lower driver operations costs in our Delivery Services Segment as a result of decreased order volumes.
Sales and Marketing

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,629	$6,973	(48%)	$8,197	$13,226	(38%)
As a percentage of revenue	26%	22%		27%	20%
The overall decrease in sales and marketing expense in dollar terms in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily due to a reduction in workforce and decreased advertising spend in our Delivery Services Segment. Slightly offsetting the decrease was an increase in sales and marketing expense for our Third-Party Payment Processing Referral Services Segment as a result of increased sales efforts.
Decreased order volumes in our Delivery Services Segment during the 2023 periods resulted in an increase in sales and marketing expense as a percentage of revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Research and Development

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Research and development	$783	$1,242	(37%)	$1,943	$2,553	(24%)
As a percentage of revenue	6%	4%		6%	4%
Research and development expense is primarily related to costs associated with our Delivery Services Segment. The expense decreased in dollar terms in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to a decrease in product and engineering personnel. As a percentage of revenue, research and development expense increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, as a result of decreased order volumes.

TABLE_CONTENTS
General and Administrative

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
General and administrative	$5,697	$12,213	(53%)	$14,416	$23,758	(39%)
As a percentage of revenue	41%	39%		47%	36%
General and administrative expense decreased in dollar terms in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to staff reductions and a decrease in insurance expense. Decreased order volumes in the 2023 periods resulted in an increase in general and administrative expense as a percentage of revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Depreciation and Amortization

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$421	$3,000	(86%)	$878	$6,065	(86%)
As a percentage of revenue	3%	10%		3%	9%
A significant portion of the Company’s intangible assets and property and equipment were impaired as of December 31, 2022 due to the significant decline in the Company’s market capitalization during the year ended December 31, 2022. As a result, depreciation and amortization expense decreased in dollar terms and as a percentage of revenue in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.
Goodwill Impairment
During the three months ended March 31, 2022, we recognized a non-cash goodwill impairment charge of $67,190 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the significant decline in the Company’s stock price in mid-March 2022, resulting in a market capitalization that was lower than the carrying value of the Company’s consolidated stockholders’ equity. No events or circumstances occurred during the three months ended June 30, 2022 that would indicate an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at June 30, 2022.
No events or circumstances occurred during the three months ended March 31, 2023 that would indicate an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at March 31, 2023. During the three months ended June 30, 2023, we recognized a non-cash goodwill impairment charge of $9,536 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price and market capitalization in the second quarter of 2023. As of June 30, 2023, the Company’s goodwill has been fully impaired. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details.

TABLE_CONTENTS

Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Other expenses (income) and losses (gains), net	$830	$3,485	(76%)	$1,891	$6,099	(69%)
As a percentage of revenue	6%	11%		6%	9%
Other expenses (income) and losses (gains), net for the three months ended June 30, 2023 primarily consisted of $924 of interest expense associated with the Term Loan and Notes. For the three months ended June 30, 2022, other expenses (income) and losses (gains), net primarily consisted of $1,436 of interest expense associated with the Term Loan and Notes and $930 of expense associated with the induced conversion of the Notes.
For the six months ended June 30, 2023, other expenses (income) and losses (gains), net primarily consisted of $1,835 of interest expense associated with the Term Loan and Notes. For the six months ended June 30, 2022, other expenses (income) and losses (gains), net primarily consisted of $3,109 of interest expense associated with the Term Loan and Notes and $930 of expense associated with the induced conversion of the Notes.
Income Tax Expense
Income tax expense for the three months ended June 30, 2023 and 2022 was $6 and $17, respectively, and $13 and $33 for the six months ended June 30, 2023 and 2022, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segments adjusted EBITDA:
Delivery Services Segment	$(296)	$(3,601)	$(4,667)	$(5,628)
Third-Party Payment Processing Referral Services Segment	(514)	(10)	(1,015)	226
Total segments adjusted EBITDA	(810)	(3,611)	(5,682)	(5,402)
Reconciling items:
Interest expense	(940)	(1,461)	(1,875)	(3,165)
Income taxes	(6)	(17)	(13)	(33)
Depreciation and amortization expense	(421)	(3,000)	(878)	(6,065)
Goodwill impairment	(9,536)	—	(9,536)	(67,190)
Stock-based compensation expense	(1,342)	(1,579)	(2,407)	(3,250)
Gain on disposal of assets	11	71	22	88
Induced conversion expense related to Notes	—	(930)	—	(930)
Change in fair value of contingent consideration liability	—	(23)	—	(104)
Transaction related expenditures and other non-recurring adjustments	92	(1,121)	(51)	(2,036)
Accrued legal reserve	—	—	—	(800)
Net loss from continuing operations	$(12,952)	$(11,671)	$(20,420)	$(88,887)
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
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 was from proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and in the first and

TABLE_CONTENTS
second quarters of 2023. Cash flow used in operations totaled $28,716 for the year ended December 31, 2022 and $5,727 for the six months ended June 30, 2023. The Company has had recurring net losses, and as reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $596,344 as of June 30, 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $5,066 as of June 30, 2023. As of June 30, 2023, the Company has outstanding debt in the principal amount of $56,355 with a maturity date of May 15, 2024. Our cash position as of July 31, 2023 was approximately $5,187. We believe that we have sufficient cash on hand to fund operations through at least the third fiscal quarter of 2023.
In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is evaluating its existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. To the extent raising additional equity capital is pursued, management plans to do so in best efforts private placements, rather than through the ATM Program. The Company does not anticipate utilizing its ATM Program in fiscal 2023.
The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional capital; the result of such inability, whether individually or in the aggregate, will adversely impact our financial condition. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
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
Debt
In January 2023, the Company made prepayments totaling $139 on the Term Loan, representing 60% of the net proceeds received by the Company for sales under the ATM Program that settled in early January 2023. In June 2023, the Company made a $25 prepayment on the Term Loan pursuant to the June 2023 Amended Credit Agreement. The Company elected to pay 100% of the interest payments due on March 31, 2023 for the Term Loan and Notes, totaling $221 and $479, respectively, in-kind. Additionally, the Company elected to pay 100% of the interest payments due on June 30, 2023 for the Term Loan and Notes, totaling $228 and $489, respectively, in-kind.
The aggregate principal amount of outstanding short-term debt totaled $56,355 as of June 30, 2023, consisting of $12,864 for the Term Loan and $43,491 of Notes. As of June 30, 2023, the Company had $614 of outstanding short-term loans for insurance premium financing.

TABLE_CONTENTS
Capital Expenditures
Our main capital expenditures relate to investments in the development and maintenance of the Platform. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in the 2022 Form 10-K and subsequent filings with the SEC, including this Form 10-Q.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(5,727)	$(13,829)
Net cash provided by (used) in investing activities	33	(4,379)
Net cash used in financing activities	(1,306)	(13,700)
Cash Flows Used in Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $5,727, compared to net cash used in operating activities of $13,829 for the six months ended June 30, 2022. During the six months ended June 30, 2023, the net change in operating assets and liabilities decreased net cash provided by operating activities by $689, primarily consisting of a decrease in accounts payable of $1,809 and a decrease in other current liabilities of $1,571, partially offset by a decrease in prepaid expenses and other current assets of $2,912. During the six months ended June 30, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $3,541, primarily consisting of a decrease in other current liabilities of $2,224 and a decrease in accounts payable of $1,596.
Cash Flows Provided By (Used) in Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities included $33 of proceeds from the sale of property and equipment. For the six months ended June 30, 2022, net cash used in investing activities consisted primarily of $4,318 of costs for internally developed software.
Cash Flows Used in Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities consisted of $164 of payments on the Term Loan and $1,525 of payments on short-term loans for insurance financing, partially offset by $155 of net proceeds from the sales of common stock under the Company’s ATM Program. For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of a $20,000 payment on the Term Loan and $3,602 of payments on short-term loans for insurance financing, partially offset by $7,120 of net proceeds from the sales of common stock under the Company’s ATM Program.
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

TABLE_CONTENTS
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

TABLE_CONTENTS
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
•failure to maintain an effective system of disclosure controls and internal control over financial reporting; (see Part I, Item 4 for details of the identification of material weaknesses in our internal controls); and
•failure to remediate a material weakness in, or inherent limitations associated with, our internal controls (see Part I, Item 4).
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

TABLE_CONTENTS
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
Interest Rate Risk
As of June 30, 2023, we had outstanding interest-bearing short-term debt totaling $56,355, consisting of the Term Loan in the amount of $12,864 and the Notes in the principal amount of $43,491, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at June 30, 2023. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below under “Material Weaknesses in Internal Control Over Financial Reporting”. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses described below, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weaknesses in Internal Control Over Financial Reporting
As disclosed in Part II Item 9A. “Controls and Procedures” in the 2022 Form 10-K, as of December 31, 2022, we identified a material weakness in internal controls related to ineffective design and operation of information technology general controls (“ITGC”) in the areas of program change management and user access over certain information technology (“IT”) systems that support the Company’s financial reporting processes. The Company did not adequately design and maintain user access and program change management controls to ensure that IT program and data changes affecting the Company’s online ordering technology systems are authorized and implemented appropriately. The Company’s revenue process controls were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements to the financial statements and there were no changes in previously released financial results.
In the course of preparing our financial statements for the interim period ended June 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to a deficiency in the operation of our control that is designed to evaluate goodwill and intangible assets for impairment. Such control did not

TABLE_CONTENTS
operate effectively to identify the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that the carrying amount of intangible assets may not be recoverable. The material weakness did not result in any changes in previously released financial results.
The material weaknesses described above may have an impact to the Company’s financial reporting process which creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represent material weaknesses in the Company’s internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation plan
During the three months ended March 31, 2023, we began implementing our previously disclosed remediation plan for the ITGC material weakness, as described below, and continued to implement our remediation plan through the date of the filing of this Form 10-Q. While significant progress has been made and we expect that the remediation of this material weakness will be completed by December 31, 2023, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Management has taken steps with the intention of remediating the ITGC material weakness, including updated program change management policies and user access reviews. As part of the remediation plan, management has implemented a control which includes a monthly review of activity logs from affected IT applications to identify instances in which a user has developed and implemented a code change, bypassing the standard application rules that require review of code changes prior to implementation. Under the updated policy, each instance identified in the monthly review of the code change log will be reviewed by management for authorization and approval. Additionally, we have implemented monthly user access reviews over our affected IT development applications.
Management is enhancing its internal control over the identification of impairment indicators for goodwill and long-lived assets. The Company currently has a documented process to identify, assess and calculate impairment of goodwill and long-lived assets. Management will review the process and enhance the documentation of evidence reviewed as part of the control. The material weakness cannot be considered completely remediated until the applicable remedial control has operated for a sufficient period of time and management has concluded, through testing, that the control is designed and operating effectively.
The remediation of the material weaknesses described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary.

TABLE_CONTENTS
PART II. OTHER INFORMATION
Dollar amounts in the discussion in Part II. Other Information are expressed in thousands, except as otherwise noted.
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800, which was paid in May 2022. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Thereafter, the Company sought and was granted leave to appeal the denial of its motion for summary judgment to the Fifth Circuit. On June 29, 2023, the Fifth Circuit reversed the District Court’s ruling, in part, and then remanded the case to the District Court for further proceedings. The Company previously accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at June 30, 2023.
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
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements contained in this report are issued. Management has focused its efforts on certain initiatives to improve its cash position, including cost reductions. Management evaluated its existing cost structure and implemented cost savings initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. While the Company believes that the cost savings initiatives will result in improved liquidity and cash flow, there can be no assurance that the Company will be able to generate positive cash flow from operations in the future, affecting the Company’s ability to continue as a going concern.
The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 was proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and the first and second quarters of 2023. Cash flow used in operations totaled $28,716 during the year ended December 31, 2022 and $5,727 during the six months ended June 30, 2023. The Company has had recurring net losses, and as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $596,344 as of June 30, 2023. The Company was delisted from the Nasdaq Capital Market on February 2, 2023, and as such, our ability to sell shares of common stock using the ATM Program going forward is impaired. The Company’s cash position has declined from $12,066 at December 31, 2022 to $5,066 as of June 30, 2023 and approximately $5,187 as of July 31, 2023. As of June 30, 2023, the Company has outstanding debt in the principal amount of $56,355 with a maturity date of May 15, 2024. We believe that we have sufficient cash on hand to fund operations through at least the third fiscal quarter of 2023.
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

TABLE_CONTENTS
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

10.1
Amendment No. 9 to Credit and Guaranty Agreement by and among ASAP Inc. (f/k/a Waitr Inc.), Waitr Intermediate Holdings, LLC, other guarantors party hereto, Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 30, 2023).

10.2
Amendment No. 10 to Credit Agreement by and among Waitr Holdings Inc., Luxor Capital, LLC and Luxor Capital Group, LP (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-37788) filed by the Company on June 30, 2023).

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

Dated: August 18, 2023	By:	/s/ Armen Yeghyazarians
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)