Form 10-Q
period 2023-09-30
Waitr Holdings Inc.
filed 2023-11-13
CIK 1653247

TABLE_CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of Registrant’s common stock outstanding as of November 10, 2023 was 13,545,285.

TABLE_CONTENTS

TABLE_CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4,654	$12,066
Accounts receivable, net	2,718	3,982
Capitalized contract costs, current	1,574	1,559
Prepaid expenses and other current assets	1,868	5,997
TOTAL CURRENT ASSETS	10,814	23,604
Property and equipment, net	264	808
Capitalized contract costs, noncurrent	2,278	3,403
Goodwill	—	9,536
Intangible assets, net	5,828	7,065
Operating lease right-of-use assets	1,688	2,917
Other noncurrent assets	713	812
TOTAL ASSETS	$21,585	$48,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
CURRENT LIABILITIES
Short term debt - related party	$56,522	$—
Short-term loans for insurance financing	483	1,892
Accounts payable	3,353	5,689
Restaurant food liability	594	1,282
Accrued payroll	474	1,672
Income tax payable	92	74
Operating lease liabilities	573	1,023
Other current liabilities	17,429	17,596
TOTAL CURRENT LIABILITIES	79,520	29,228
Long term debt - related party	—	53,901
Operating lease liabilities, net of current portion	1,117	2,079
Other noncurrent liabilities	13	28
TOTAL LIABILITIES	80,650	85,236
Commitments and contingent liabilities (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 249,000,000 shares authorized and 13,544,329 and 12,955,299 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21	21
Additional paid in capital	542,464	538,812
Accumulated deficit	(601,550)	(575,924)
TOTAL STOCKHOLDERS’ DEFICIT	(59,065)	(37,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,585	$48,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$11,480	$25,141	$42,135	$91,352
COSTS AND EXPENSES:
Operations and support	4,797	13,457	19,020	49,719
Sales and marketing	3,829	8,263	12,026	21,489
Research and development	858	935	2,801	3,488
General and administrative	5,210	7,762	19,626	31,520
Depreciation and amortization	390	3,599	1,268	9,664
Goodwill impairment	—	53,898	9,536	121,088
Intangible and other asset impairments	500	—	500	—
(Gain) loss on disposal of assets	(10)	55	(32)	(33)
TOTAL COSTS AND EXPENSES	15,574	87,969	64,745	236,935
LOSS FROM OPERATIONS	(4,094)	(62,828)	(22,610)	(145,583)
OTHER EXPENSES (INCOME) AND LOSSES (GAINS), NET
Interest expense	961	1,198	2,836	4,363
Other (income) expense	146	9,422	162	12,356
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,201)	(73,448)	(25,608)	(162,302)
Income tax expense	5	14	18	47
NET LOSS FROM CONTINUING OPERATIONS	$(5,206)	$(73,462)	$(25,626)	$(162,349)
LOSS PER SHARE:
Basic and diluted	$(0.38)	$(8.00)	$(1.90)	$(19.55)
Weighted average shares used to compute net loss per share:
Weighted average common shares outstanding – basic and diluted	13,531,845	9,188,320	13,485,092	8,304,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,626)	$(162,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,785	1,417
Induced conversion expense related to Notes	—	9,499
Stock-based compensation	3,513	4,588
Gain on disposal of assets	(32)	(33)
Depreciation and amortization	1,268	9,664
Goodwill impairment	9,536	121,088
Intangible and other asset impairments	500	—
Amortization of capitalized contract costs	1,178	930
Gain on lease modification	(135)	—
Change in fair value of contingent consideration liability	—	(551)
Other	(47)	(80)
Changes in assets and liabilities:
Accounts receivable	1,264	(75)
Capitalized contract costs	(68)	(1,563)
Prepaid expenses and other current assets	4,129	3,526
Other noncurrent assets	95	229
Accounts payable	(2,336)	(2,473)
Restaurant food liability	(688)	(1,666)
Income tax payable	18	47
Accrued payroll	(1,198)	(1,618)
Accrued medical contingency	—	(53)
Other current liabilities	(174)	(3,054)
Other noncurrent liabilities	(4)	826
Net cash used in operating activities	(6,022)	(21,701)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(224)
Internally developed software	—	(6,335)
Purchase of domain names	—	(27)
Proceeds from sale of property and equipment	51	56
Net cash provided by (used in) investing activities	49	(6,530)
Cash flows from financing activities:
Proceeds from issuance of stock	155	10,266
Payments on long-term loan	(164)	(20,000)
Borrowings under short-term loans for insurance financing	625	2,811
Payments on short-term loans for insurance financing	(2,035)	(4,729)
Payments on finance lease obligation	(4)	(4)
Taxes paid related to net settlement on stock-based compensation	(16)	(106)
Net cash used in financing activities	(1,439)	(11,762)
Net change in cash	(7,412)	(39,993)
Cash, beginning of period	12,066	60,111
Cash, end of period	$4,654	$20,118
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$51	$2,946
Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of right-of-use asset from lease modification	$470	$—
Remeasurement of operating lease liability from lease modification	605	—
Conversion of convertible notes to stock	—	16,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands, except share data)
(unaudited)

Three Months Ended September 30, 2023
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balances at June 30, 2023	13,506,812	$21	$541,359	$(596,344)	$(54,964)
Net loss	—	—	—	(5,206)	(5,206)
Vesting of restricted stock units	37,517	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,106	—	1,106
Balances at September 30, 2023	13,544,329	$21	$542,464	$(601,550)	$(59,065)

Nine Months Ended September 30, 2023
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balances at December 31, 2022	12,955,299	$21	$538,812	$(575,924)	$(37,091)
Net loss	—	—	—	(25,626)	(25,626)
Vesting of restricted stock units	157,601	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(16)	—	(16)
Stock-based compensation	—	—	3,513	—	3,513
Issuance of common stock	431,429	—	155	—	155
Balances at September 30, 2023	13,544,329	$21	$542,464	$(601,550)	$(59,065)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands, except share data)
(unaudited)

Three Months Ended September 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at June 30, 2022	8,172,435	$16	$515,624	$(458,022)	$57,618
Net loss	—	—	—	(73,462)	(73,462)
Vesting of restricted stock units	50,268	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(79)	—	(79)
Stock-based compensation	—	—	1,338	—	1,338
Stock issued for conversion of Notes	1,350,000	3	15,271	—	15,274
Issuance of common stock	748,333	1	3,145	—	3,146
Balances at September 30, 2022	10,321,036	$20	$535,299	$(531,484)	$3,835

Nine Months Ended September 30, 2022
	Common stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	7,304,714	$15	$503,609	$(369,135)	$134,489
Net loss	—	—	—	(162,349)	(162,349)
Vesting of restricted stock units	93,664	—	—	—	—
Taxes paid related to net settlement on stock-based compensation	—	—	(106)	—	(106)
Stock-based compensation	—	—	4,588	—	4,588
Stock issued for conversion of Notes	1,570,575	3	16,944	—	16,947
Issuance of common stock	1,352,083	2	10,264	—	10,266
Balances at September 30, 2022	10,321,036	$20	$535,299	$(531,484)	$3,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

TABLE_CONTENTS
WAITR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Organization
Waitr Holdings Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company,” “ASAP,” “we,” “us” and “our”), operates an online ordering technology platform (the “Platform”), connecting restaurants, merchants and diners in certain cities in the United States. The Platform makes it easy for consumers to order food, convenience, grocery, flowers, auto parts and other items. In June 2023, the Company contracted with Uber Technologies Inc. (“Uber Technologies”) whereby Uber Direct, Uber Technologies’ delivery service, now provides the delivery services for items ordered on the Company’s Platform. The Company no longer provides delivery services through independent contractor drivers. Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021.
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
Our operations revolve around two primary areas of service: (i) online ordering services, which include operations related to the Company’s technology platform for online ordering (“Online Ordering Services”); and (ii) third-party payment processing referral services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants (“Third-Party Payment Processing Referral Services”). Prior to the third quarter of 2023, the Online Ordering Services Segment was referred to as the Delivery Services Segment. In connection with the Company’s arrangement with Uber Technologies (see Note 1 – Organization), all delivery services for items ordered on the Platform are now outsourced to and provided by Uber Direct. See Note 14 – Segment Information

TABLE_CONTENTS
for additional information on the Company’s segments and Note 4 – Revenue for additional information on revenue derived by segments.
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
Significant Accounting Policies
See “Recent Accounting Pronouncements” below for a description of accounting principle changes adopted during the nine months ended September 30, 2023. There have been no material changes to our significant accounting policies described in the 2022 Form 10-K.
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

TABLE_CONTENTS
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
The Company has experienced recurring losses from operations and declines in cash positions. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $601,550 as of September 30, 2023. The Company has experienced negative cash flow from operations during each quarter of fiscal 2022 through the third quarter of fiscal 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $4,654 as of September 30, 2023. As of September 30, 2023, the Company has outstanding debt in the principal amount of $57,089 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is evaluating the Company’s existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. To the extent raising additional equity capital is pursued, management plans to do so in best efforts private placements, rather than through the ATM Program (as defined below) (see Note 12 – Stockholders’ Equity). The Company does not anticipate being able to utilize its ATM Program.
The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be able to generate positive cash flow from operations in any future period. Additionally, we may be unable to raise additional capital or enter into any financing arrangements when needed on favorable terms, if at all. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
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

TABLE_CONTENTS
4. Revenue
The following table presents our revenue disaggregated by offering. Revenue consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Online Ordering Services Segment:
Online Ordering Transaction Fees	$8,397	$21,806	$32,742	$81,138
Other revenue	211	491	1,174	2,077
Total Online Ordering Services Segment	8,608	22,297	33,916	83,215
Third-Party Payment Processing Referral Services Segment	2,872	2,844	8,219	8,137
Total Revenue	$11,480	$25,141	$42,135	$91,352

Revenue from Contracts with Customers
Online Ordering Services Segment
The Online Ordering Services Segment includes operations related to the Company’s technology platform for online ordering. While food ordering is the primary component of the Online Ordering Services Segment, the Company’s technology platform also includes online ordering of various other products such as flowers, auto parts, alcohol and luxury goods. The Company generates revenue (“Online Ordering Transaction Fees”) in the Online Ordering Services Segment primarily when diners or customers place an order on the Platform. Prior to the third quarter of 2023, the Online Ordering Services Segment was referred to as the Delivery Services Segment (See Note 1 – Organization).
Online Ordering Transaction Fees represent the revenue recognized from the Company’s obligation to process orders on the Platform. The performance obligation is satisfied when the Company successfully processes an order placed on the Platform and the restaurant receives the order at their location. Consistent with the recognition objective in ASC 606, Revenue from Contracts with Customers, the variable consideration due to the Company for processing orders is recognized on a daily basis. The Company is the agent in the transaction as the Platform provides a means for the restaurant to receive orders from customers. As an agent of the restaurant in the transaction, the Company recognizes Online Ordering Transaction Fees earned from the restaurant on the Platform on a net basis. Online Ordering Transaction Fees also include a fee charged to the end user customer when they request the order be delivered to their location. Revenue is recognized for diner fees once the delivery service is completed. The contract period for substantially all restaurant contracts is one month as both the Company and the restaurant have the ability to unilaterally terminate the contract by providing notice of termination.
In addition to Online Ordering Transaction Fees, revenue in the Online Ordering Services Segment includes other revenue sources such as paid placement revenue for prominent positioning of a restaurant on the Platform. Prior to the outsourcing of delivery services to Uber Direct, other revenue also included fees received for the early distribution of earnings to independent contractor drivers.
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

TABLE_CONTENTS
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
Deferred costs related to obtaining contracts with restaurants were $2,368 and $3,128 as of September 30, 2023 and December 31, 2022, respectively, out of which $1,035 and $1,032, respectively, was classified as current. Amortization of expense for the costs to obtain a contract were $259 and $234 for the three months ended September 30, 2023 and 2022, respectively, and $776 and $663 for the nine months ended September 30, 2023 and 2022, respectively.
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
Deferred costs related to fulfilling contracts with restaurants were $1,484 and $1,834 as of September 30, 2023 and December 31, 2022, respectively, out of which $539 and $527, respectively, was classified as current. Amortization of expense for the costs to fulfill a contract were $136 and $121 for the three months ended September 30, 2023 and 2022, respectively, and $402 and $325 for the nine months ended September 30, 2023 and 2022, respectively.

TABLE_CONTENTS
5. Accounts Receivable, Net
Accounts receivable consist of the following (in thousands):

	September 30, 2023	December 31, 2022	December 31, 2021
Credit card receivables	$763	$2,334	$1,354
Residual commissions receivable	1,455	1,422	1,342
Receivables from restaurants and customers	747	596	660
Accounts receivable	2,965	4,352	3,356
Less: allowance for doubtful accounts and chargebacks	(247)	(370)	(329)
Accounts receivable, net	$2,718	$3,982	$3,027
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
The Bite Squad and Delivery Dudes trade name intangible assets were being amortized over their estimated useful lives and were fully impaired as of December 31, 2022. Additionally, as of December 31, 2022, the Company’s internally developed software and customer relationship assets related to the Online Ordering Services Segment were fully impaired.
As of January 1, 2023, the Company’s remaining intangible assets included the trademark intangible asset and domain names related to the rebranding initiative, and trademarks and customer relationship intangible assets related to the Third-Party Payment Processing Referral Services Segment. See “Impairments” below for details of impairment testing for intangible assets as of June 30, 2023 and September 30, 2023.
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment and consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

TABLE_CONTENTS

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Trademarks/Trade name/Patents	$376	$(242)	$—	$134
Customer Relationships	6,500	(1,806)	—	4,694
Total intangible assets subject to amortization	6,876	(2,048)	—	4,828
Trademarks, not subject to amortization	1,500	—	(500)	1,000
Total	$8,376	$(2,048)	$(500)	$5,828

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Intangible Assets, Net
Intangible assets subject to amortization:
Software	$40,341	$(13,542)	$(26,799)	$—
Trademarks/Trade name/Patents	6,549	(6,044)	(284)	221
Customer Relationships	96,510	(18,647)	(72,519)	5,344
Total intangible assets subject to amortization	143,400	(38,233)	(99,602)	5,565
Trademarks, not subject to amortization	3,038	—	(1,538)	1,500
Total	$146,438	$(38,233)	$(101,140)	$7,065
The Company recorded amortization expense of $246 and $3,091 for the three months ended September 30, 2023 and 2022, respectively, and $737 and $8,041 for the nine months ended September 30, 2023 and 2022, respectively.
Estimated future amortization expense of intangible assets subject to amortization as of September 30, 2023 is as follows (in thousands):

Amortization
The remainder of 2023	$248
2024	953
2025	876
2026	873
2027	867
Thereafter	1,011
Total future amortization	$4,828
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

TABLE_CONTENTS
The following table presents changes in the carrying value of goodwill for the Company’s single reporting unit prior to the allocation of goodwill to segments (in thousands).

Balance as of December 31, 2021	$130,624
March 15, 2022 impairment	(67,190)
Balance prior to segment allocation	63,434
September 30, 2022 impairment	(51,991)
Remaining goodwill to be allocated to segments	$11,443
During the three months ended September 30, 2022, the Company reallocated its goodwill from a single reporting unit to the Online Ordering Services Segment (formerly referred to as the Delivery Services Segment) and the Third-Party Payment Processing Referral Services Segment based on a relative fair value analysis using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill for the Company’s segments after the allocation of goodwill to segments through December 31, 2022 (in thousands).

	Online Ordering Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Goodwill allocation to segments	$1,907	$9,536	$11,443
September 30, 2022 impairment	(1,907)	—	(1,907)
Balance as of December 31, 2022	$—	$9,536	$9,536
No events or circumstances occurred during the three months ended March 31, 2023 that would indicate an impairment may have occurred, and accordingly, the Company determined that goodwill and long-lived asset impairment testing was not needed at March 31, 2023. As a result of a sustained decline in the Company’s stock price and market capitalization during the second quarter of 2023, the Company conducted an impairment test as of the valuation date of June 30, 2023, resulting in the full impairment of the Company’s remaining goodwill. See “Impairments” below for additional details. The following table presents the carrying value of goodwill for the Company’s segments as of September 30, 2023 (in thousands).

	Online Ordering Services Segment	Third-Party Payment Processing Referral Services Segment	Total
Balance as of December 31, 2022	$—	$9,536	$9,536
June 30, 2023 impairment	—	(9,536)	(9,536)
Balance as of September 30, 2023	$—	$—	$—
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

TABLE_CONTENTS
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
For ASC 350 testing purposes, the Company compared the fair value of the reporting unit with its carrying amount. The fair value of the reporting unit was estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the guideline public company method. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs and capital expenditures), discount rate, long-term growth rate and tax rates for the reporting unit under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach. As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $9,536 to write down the carrying value of goodwill in the Third-Party Payment Processing Referral Services Segment to zero. The impairment loss is included in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023 under the caption “goodwill impairment”.
September 30, 2023 Impairment Analysis
As a result of a sustained decline in the Company’s stock price and market capitalization during the third quarter of 2023, the Company conducted an impairment test as of the valuation date of September 30, 2023. The Company engaged a third-party to assist management in estimating the fair values of long-lived assets in the Online Ordering Services Segment and Third-Party Payment Processing Referral Services Segment for purposes of impairment testing under ASC 360.
The customer relationships and trade name intangible assets for the Third-Party Payment Processing Referral Services Segment were tested for impairment under the guidance in ASC 360 using an undiscounted cash flow model. The undiscounted cash flows for the asset group were above the carrying amount and the Company determined that the long-lived asset group was recoverable, and no impairment existed as of September 30, 2023.
The trade name intangible assets in the Online Ordering Services Segment were tested for impairment under the guidance in ASC 360. The trade names were valued using the Income Approach, specifically, the relief from royalty rate method, which measures the cash flow streams attributable to the trade names in the form of royalty payments that would be paid to the owner of the trade names in return for the rights to use the trade names, and also using the Market Approach, including the similar transactions method. The analyses for the trade names represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation. As a result of this analysis, the Company recognized a non-cash pre-tax impairment loss for the three and nine months ended September 30, 2023 of $500. The impairment charge is included in the unaudited condensed consolidated statement of operations under the caption “intangible and other asset impairments”.

TABLE_CONTENTS
7. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued insurance expenses	$7,268	$7,139
Accrued estimated workers’ compensation expenses	146	275
Accrued medical contingency	366	366
Accrued legal contingency	1,250	1,250
Accrued sales tax payable	602	307
Other accrued expenses	3,001	3,157
Unclaimed property	2,911	2,795
Other current liabilities	1,885	2,307
Total other current liabilities	$17,429	$17,596
8. Debt
The Company’s outstanding debt obligations are as follows (in thousands):

	Coupon Rate Range in 2022 through 3Q23	Effective Interest Rate at September 30, 2023	Maturity	September 30, 2023	December 31, 2022
Short term debt - related party:
Term Loan	7.125%	13.06%	May 2024	$13,098	$—
Notes	4.5% - 6.0%	4.85%	May 2024	43,991	—
				57,089	—
Less: unamortized debt issuance costs on Term Loan				(470)	—
Less: unamortized debt issuance costs on Notes				(97)	—
				$56,522	$—

Long term debt - related party:
Term Loan	7.125%	13.06%	May 2024	$—	$12,579
Notes	4.5% - 6.0%	4.85%	May 2024	—	42,523
				—	55,102
Less: unamortized debt issuance costs on Term Loan				—	(992)
Less: unamortized debt issuance costs on Notes				—	(209)
				$—	$53,901

Short-term loans for insurance financing	6.25% - 12.95%	n/a	March 2024 - July 2024	483	1,892
Total outstanding debt				$57,005	$55,793
Interest expense related to the Company’s outstanding debt totaled $961 and $1,198 for the three months ended September 30, 2023 and 2022, respectively, and $2,836 and $4,363 for the nine months ended September 30, 2023 and 2022, respectively. Interest expense includes interest on outstanding borrowings and amortization of debt issuance costs and debt discount. See Note 16 – Related Party Transactions for additional information regarding the Company’s related party debt.

TABLE_CONTENTS
Term Loan
The Company maintains an agreement with Luxor Capital Group, LP (“Luxor Capital”) (as amended or otherwise modified from time to time, the “Credit Agreement”). The Credit Agreement provides for a senior secured first priority term loan (the “Term Loan”) which is guaranteed by certain subsidiaries of the Company. Interest on the Term Loan is payable quarterly, in cash or, at the election of the Company, as a payment-in-kind, with interest paid in-kind being added to the aggregate principal balance. The Company elected to pay the interest payments of $221, $228 and $234 due on March 31, 2023, June 30, 2023 and September 30, 2023, respectively, in-kind, resulting in such amounts being added to the principal balance of the Term Loan.
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
Notes
Additionally, the Company issued unsecured convertible promissory notes (the “Notes”) to Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Lugard Road Capital Master Fund, LP (the “Luxor Entities”) pursuant to an agreement (as amended or otherwise modified from time to time, the “Convertible Notes Agreement”). The net carrying value of the Notes as of September 30, 2023 and December 31, 2022 totaled $43,894 and $42,314, respectively. See Amendments to Loan Agreements below for additional details on the Notes.
Interest on the Notes is payable quarterly, in cash or, at the Company’s election, approximately 33% of interest due can be paid-in-kind. For the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, pursuant to certain amendments to the Convertible Notes Agreement, the Company is allowed to pay-in-kind 100% of the interest payments due on such dates (see Amendments to Loan Agreements below). The Company elected to pay the $479, $489 and $500 interest payments due on March 31, 2023, June 30, 2023 and September 30, 2023, respectively, in-kind, resulting in such amounts being added to the principal balance of the Notes. Interest expense related to the Notes was comprised of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$500	$669	$1,468	$2,157
Amortization of debt discount	38	37	112	138
	$538	$706	$1,580	$2,295
The Notes include customary anti-dilution protection, including broad-based weighted average adjustments for issuances of additional shares. Upon maturity, the outstanding Notes (and any accrued but unpaid interest) will be repaid in cash or converted into shares of common stock, at the holder’s election. The Notes are convertible at the holder’s election into shares of the Company’s common stock at a rate of $127.25 per share at September 30, 2023, subject to certain “blocker” limitations limiting the amount of shares into which the Notes can be converted.
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

TABLE_CONTENTS
Short-Term Loans
The Company has outstanding short-term loans as of September 30, 2023 for the purpose of financing portions of its annual insurance premium obligations. The loans are payable in monthly installments until maturity.
9. Income Taxes
The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company recorded income tax expense of $5 and $14 for the three months ended September 30, 2023 and 2022, respectively, and $18 and $47 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. The Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2023 and December 31, 2022 as the Company has historically generated net operating losses, and the Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets is more likely than not to be realized.
10. Commitments and Contingent Liabilities
Third-Party Delivery for Online Ordering of Food and Other Items
In June 2023, the Company contracted with Uber Technologies whereby Uber Direct will provide the delivery services for the Company’s online ordering of food and other items. This arrangement was implemented during the third quarter of the current fiscal year. The Company continues to provide and operate the technology platform for online ordering.
Leases
During the three months ended September 30, 2023, the Company entered into an amended lease agreement with the lessor for one of its operating leases. The amended lease agreement resulted in a reduction of the lease payments by approximately 22% for the remaining lease term. The lease amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. Accordingly, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate at the date of modification. The Company recognized a reduction of the right-of-use asset and operating lease liability of $470 and $605, respectively, and a gain of $135, which is included in other income in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023. No impairment of the right-of-use asset was deemed to have occurred.
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
Workers’ Compensation and Auto Policy Claims
We establish a liability under our workers’ compensation and auto insurance policies for claims incurred within our self-insured retention levels and an estimate for claims incurred but not yet reported. As of September 30, 2023 and December 31, 2022, $7,414 and $7,349, respectively, in outstanding workers’ compensation and auto policy reserves are included in the unaudited condensed consolidated balance sheets.

TABLE_CONTENTS
Legal Matters
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, which was extended by eight additional months in exchange for a one-time payment of $800. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months, which was paid in May 2022. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Thereafter, the Company sought and was granted leave to appeal the denial of its motion for summary judgment to the Fifth Circuit. On June 29, 2023, the Fifth Circuit reversed the District Court’s ruling, in part, and then remanded the case to the District Court for further proceedings. The Company previously accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2023.
In November 2022, the Company was named as a defendant in Jenson et al v. Bitesquad.com, LLC, No. 22-cv-03044 (NEB), filed in Minnesota state court. The plaintiffs, three customers purporting to represent a class, allege that the Company’s advertising is false and misleading in that the Company’s “free delivery” promotions violate the Minnesota Uniform Deceptive Practices Act and the Minnesota False Statement in Advertising Act as a result of the Company charging “other fees” on such orders that plaintiffs assert constitute a “delivery charge.” The plaintiffs seek unspecified damages as well as injunctive and declaratory relief. The Company removed the case to the United States District Court for the District of Minnesota under the Class Action Fairness Act. Based on the existence of an arbitration provision in the BiteSquad website “terms and conditions” section, the Company then moved to compel arbitration under the Federal Arbitration Act. The court denied the motion to compel arbitration on September 13, 2023. A scheduling order has been issued by the court which calls for initial disclosures to be exchanged by November 30, 2023, and an in-person settlement conference on February 20, 2024, and, after a discovery period, a trial-ready date of July 25, 2025. The Company believes that this lawsuit lacks merit and that it has strong defenses to all claims alleged. The Company continues to vigorously defend the lawsuit.
In October 2017, the Company was named as a defendant in the matter of Michael Boone and Jennifer Walters, individually and on behalf of their minor child Grace Boone, vs. Waitr Inc., pending in the 22nd Judicial District Court for the Parish of St. Tammany, State of Louisiana. The action arises from a pedestrian/vehicle collision that occurred in November 2016, and the alleged substantial damages as a result thereof. This matter was not resolved through mediation. This matter is currently set for trial starting December 9, 2024. The Company intends to vigorously defend this lawsuit.
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
In addition to the lawsuits described above, the Company is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although the Company believes that it maintains insurance with standard deductibles that generally covers liability for potential damages for matters involving vehicle accidents and labor and employment claims where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property, deceptive trade practices, false statements in advertising, or breaches of contract and violation of the duty of good faith and fair market dealing), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood.
11. Stock-Based Awards and Cash-Based Awards
In June 2020, the Company’s stockholders approved the Waitr Holdings Inc. Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which permits the granting of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other stock-based or cash-based awards. As of September 30, 2023, there were 1,104,838 shares of common stock available for future grants pursuant to the 2018 Incentive Plan. The Company also has outstanding equity awards under the 2014 Stock Plan (as amended in 2017). Total compensation expense related to awards under the Company’s incentive plans was $1,106 and $1,338 for the three months ended September 30, 2023 and 2022, respectively, and $3,513 and $4,588 for the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Awards
Stock Options
The Company determines the fair value of stock option grants on the grant date using an option-pricing model with various assumptions regarding the risk-free rate, volatility and expected term. Expected volatility for stock options is typically estimated based on a combination of the historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies. There were no grants of stock options under the 2018 Incentive Plan during the nine months ended September 30, 2023 or the nine months ended September 30, 2022. As of September 30, 2023, all outstanding stock options are fully vested and there is no remaining unrecognized compensation cost related to stock options. The Company recognized compensation expense for stock options of $13 for the nine months ended September 30, 2022.
The stock option activity under the Company’s incentive plans during the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance, beginning of period	481,025	$7.58	$5.25	482,767	$7.74	$5.60
Forfeited	(859)	44.54	93.46	(1,285)	64.83	88.80
Balance, end of period	480,166	$7.51	$5.09	481,482	$7.67	$5.40

TABLE_CONTENTS
Outstanding stock options, which were fully vested and expected to vest and exercisable are as follows as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Options Fully Vested and Expected to Vest	Options Exercisable	Options Fully Vested and Expected to Vest	Options Exercisable
Number of Options	480,166	480,166	481,025	481,025
Weighted-average remaining contractual term (years)	1.27	1.27	2.02	2.02
Weighted-average exercise price	$7.51	$7.51	$7.58	$7.58
Aggregate Intrinsic Value (in thousands)	$—	$—	$—	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding. There were no exercises of stock options during the nine months ended September 30, 2023 and 2022.
Restricted Stock
The Company’s restricted stock grants include performance-based and time-based vesting awards. The fair value of restricted shares is typically determined based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
As of September 30, 2023, there were 156,716 performance-based RSUs outstanding under the Company’s 2018 Incentive Plan. Such RSUs were granted to the Company’s chief executive officer, Carl Grimstad, in April 2020 (the “Grimstad RSU Grant”). The Grimstad RSU Grant has an aggregate grant date fair value of $3,542 and vests in full in the event of a change of control, as defined in Mr. Grimstad’s employment agreement with the Company, subject to his continuous employment with the Company through the date of a change of control; provided, however, that the Grimstad RSU Grant shall fully vest in the event that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct. No stock-based compensation expense will be recognized for the Grimstad RSU Grant until such time that is probable that the performance goal will be achieved, or at the time that Mr. Grimstad terminates his employment for good reason or he is terminated by the Company for reason other than misconduct, should either occur.
Awards with Time-Based Vesting
During the nine months ended September 30, 2023, there were no grants of time-based vesting RSUs pursuant to the 2018 Incentive Plan. The Company recognized compensation expense for restricted stock of $1,106 and $1,338 during the three months ended September 30, 2023 and 2022, respectively, and $3,513 and $4,575 during the nine months ended September 30, 2023 and 2022, respectively. Unrecognized compensation cost related to unvested time-based RSUs as of September 30, 2023 totaled $5,385, with a weighted average remaining vesting period of approximately 1.4 years. The total fair value of restricted shares that vested during the three months ended September 30, 2023 and 2022 was $7 and $323, respectively, and $61 and $544 during the nine months ended September 30, 2023 and 2022, respectively.

TABLE_CONTENTS
The activity for restricted stock with time-based vesting under the Company’s incentive plans is as follows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Nonvested, beginning of period	612,191	$24.42	2.05	430,728	$43.00	2.50
Granted	—	—		439,500	8.00
Shares vested	(210,142)	26.58		(114,018)	39.20
Forfeitures	(63,120)	20.10		(83,972)	21.80
Nonvested, end of period	338,929	$23.87	1.38	672,238	$23.40	2.29
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
Additionally, on January 31, 2023, the Company agreed to pay retention bonuses totaling $500 to certain other executive officers of the Company (chief financial officer, general counsel and chief engagement officer), of which $375 was payable immediately (and was paid on February 17, 2023) and the balance of $125 is to be paid upon the satisfaction of certain conditions. In the event that any such executive officer terminates his at-will employment for any reason, other than the Company’s failure to timely pay salary, or the Company terminates such employment for such executive officer’s willful misconduct, gross negligence, failure to perform required duties or due to a felony conviction, in each case prior to January 31, 2024, such executive officer is required to repay the Company an amount of cash equal to the after-tax amount of the retention compensation actually paid.
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

TABLE_CONTENTS
12. Stockholders’ Equity
Common Stock
At September 30, 2023 and December 31, 2022, there were 249,000,000 shares of common stock authorized and 13,544,329 and 12,955,299 shares of common stock issued and outstanding, respectively, with a par value of $0.0001. The Company did not hold any shares as treasury shares as of September 30, 2023 or December 31, 2022. The Company’s common stockholders are entitled to one vote per share.
At-the-Market Offering
In August 2022, the Company entered into a fourth amended and restated open market sale agreement with respect to an at-the-market offering program (the “ATM Program”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50,000 through Jefferies LLC as its sales agent. The issuance and sale of shares by the Company under the open market sales agreement was made pursuant to the Company’s effective registration statements on Form S-3. In January 2023, the Company sold 431,429 shares of common stock pursuant to the ATM Program for net proceeds of $155. As of November 13, 2023, $44,183 remained unsold under the ATM Program, however, the Company does not anticipate being able to utilize its ATM Program to effect any further sales of common stock.
Preferred Stock
At September 30, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000 shares of preferred stock ($0.0001 par value per share). There were no issued or outstanding preferred shares as of September 30, 2023 or December 31, 2022.
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
Summary by Fair Value Hierarchy
The Company had no assets or liabilities required to be measured at fair value on a recurring basis at September 30, 2023 or December 31, 2022.
Adjustments to the fair value of the contingent consideration liability at the end of each reporting period were recognized in income (loss) from operations in the condensed consolidated statement of operations. The following table

TABLE_CONTENTS
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a non-recurring basis. The Company generally applies fair value concepts in recording assets and liabilities acquired in business combinations and asset acquisitions. Fair value concepts are also generally applied in estimating the fair value of long-lived assets and a reporting unit in connection with impairment analyses. Additionally, the Company applied fair value concepts in connection with the induced conversion of the Notes during the nine months ended September 30, 2022.
14. Segment Information
The Company operates through two reportable operating segments based on two primary areas of service: (i) Online Ordering Services, which include operations related to the Company’s technology platform for online ordering; and (ii) Third-Party Payment Processing Referral Services, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants. Prior to the third quarter of 2023, the Online Ordering Services Segment was referred to as the Delivery Services Segment (see Note 1 – Organization). For additional information about how our reportable segments derive revenue, refer to Note 4 – Revenue.
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

TABLE_CONTENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segments adjusted EBITDA:
Online Ordering Services Segment	$(1,226)	$(4,737)	$(5,893)	$(10,366)
Third-Party Payment Processing Referral Services Segment	(869)	67	(1,884)	294
Total segments adjusted EBITDA	(2,095)	(4,670)	(7,777)	(10,072)
Reconciling items:
Interest expense	(961)	(1,198)	(2,836)	(4,363)
Income taxes	(5)	(14)	(18)	(47)
Depreciation and amortization expense	(390)	(3,599)	(1,268)	(9,664)
Goodwill impairment	—	(53,898)	(9,536)	(121,088)
Stock-based compensation expense	(1,106)	(1,338)	(3,513)	(4,588)
Gain (loss) on disposal of assets	10	(55)	32	33
Intangible and other asset impairments	(500)	—	(500)	—
Induced conversion expense related to Notes	—	(8,569)	—	(9,499)
Gain on lease modification	135	—	135	—
Change in fair value of contingent consideration liability	—	655	—	551
Transaction related expenditures and other non-recurring adjustments	(294)	(776)	(345)	(2,812)
Accrued legal reserve	—	—	—	(800)
Net loss from continuing operations	$(5,206)	$(73,462)	$(25,626)	$(162,349)

15. Loss Per Share Attributable to Common Stockholders
The calculation of basic and diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted loss per share:
Net loss attributable to common stockholders - basic and diluted	$(5,206)	$(73,462)	$(25,626)	$(162,349)
Weighted average number of shares outstanding - basic and diluted	13,531,845	9,188,320	13,485,092	8,304,321
Basic and diluted loss per common share	$(0.38)	$(8.00)	$(1.90)	$(19.55)
The Company has outstanding Notes which are convertible into shares of the Company’s common stock. See Note 8 – Debt for additional details on the Notes. Based on the conversion price in effect at the end of September 30, 2023 and September 30, 2022, the Notes were convertible into 345,704 and 264,616 shares, respectively, of the Company’s common stock. During the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company’s weighted average common stock price was below the Notes conversion price. Additionally, the Company had net losses during such periods. Accordingly, the shares attributable to the Notes were not considered in the diluted earnings per share calculation.

TABLE_CONTENTS
The following table includes securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net loss per common share would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Antidilutive shares underlying stock-based awards:
Stock options	480,166	481,482	480,166	481,482
Restricted stock units	495,645	828,954	495,645	828,954
Warrants	—	31,249	—	31,249
16. Related-Party Transactions
Credit Agreement and Convertible Notes Agreement
In November 2018, the Company entered into the Credit Agreement and Convertible Notes Agreement, and in January 2019, the Company entered into an amendment to the Credit Agreement, and an amendment to the Convertible Notes Agreement with the Luxor Entities. In addition, on each of May 21, 2019, July 15, 2020, March 9, 2021, May 9, 2022, November 8, 2022, January 6, 2023, March 31, 2023 and June 29, 2023, the Company entered into amendments to the Credit Agreement with Luxor Capital and amendments to the Convertible Notes Agreement with the Luxor Entities. Additionally, on May 12, 2022, the Company entered into an amendment to the Convertible Notes Agreement with the Luxor Entities.
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
Other Transactions with Related Parties
As of September 30, 2023, some of the restaurants on our Platform are affiliated with one current and one prior member of our board of directors (the “Board”). We estimate that we generated total revenue, inclusive of diner fees, of approximately $49 and $60 during the three months ended September 30, 2023 and 2022, respectively, and $157 and $237 during the nine months ended September 30, 2023 and 2022, respectively, from such restaurants that are affiliated with those current and prior members of the Board.

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
Overview
ASAP.com, the on-demand ordering brand for the Company, operates an online ordering technology platform (the “Platform”) making it easy to order food, convenience, grocery, flowers, auto parts and more. The Platform connects restaurants, merchants and diners in certain cities in the United States. In June 2023, the Company contracted with Uber Technologies Inc. (“Uber Technologies”) whereby Uber Direct, Uber Technologies’ delivery service, now provides the delivery services for the Company’s online ordering of food and other items (see Part I, Item 1, Note 1 – Organization). Additionally, the Company facilitates access to third parties that provide payment processing solutions for restaurants and other merchants. We entered into the business of facilitating access to third parties that provide payment processing solutions through the acquisition of ProMerchant LLC, Cape Cod Merchant Services LLC and Flow Payments LLC (collectively referred to herein as the “Cape Payment Companies”) in August 2021.
The Company operates through two reportable operating segments based on the two primary areas of service described above: (i) “Online Ordering Services”, which include operations related to the Company’s technology platform for online ordering; and (ii) “Third-Party Payment Processing Referral Services”, which include operations related to facilitating access to third parties that provide payment processing solutions for restaurants and other merchants. Prior to the third quarter of 2023, the Online Ordering Services Segment was referred to as the Delivery Services Segment. In connection with the Company’s arrangement with Uber Technologies, all delivery services for items ordered on the Platform are now outsourced to and provided by Uber Direct. Our strategy is to expand our ecosystem, which today is comprised of our restaurants, merchants and diners, through the enhancement of our Platform and providing additional products and services, including the facilitation of access to third-party payment processing services for our ecosystem. We believe that the Third Party Payment Processing Referral Service is a business segment with opportunity for growth. We intend to focus resources on this business segment.
At September 30, 2023, our Platform included restaurants in approximately 525 cities. Average Daily Orders for the three months ended September 30, 2023 and 2022 were approximately 4,557 and 14,156, respectively, and revenue was $11,480 and $25,141, respectively. For the nine months ended September 30, 2023 and 2022, Average Daily Orders were 6,709 and 18,346, respectively, and revenue was $42,135 and $91,352, respectively.
Going Concern
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements contained in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. As of September 30, 2023, the Company has outstanding debt in the principal amount of $57,089 with a maturity date of May 15, 2024. In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is

TABLE_CONTENTS
implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. The Company’s plans are dependent on conditions and factors, many of which are outside of the Company’s control. There can be no assurance that we will be successful in implementing our plans or that we will be able to generate positive cash flow from operations in any future period, nor can there be any assurance that we will be able to raise additional capital. The result of such inability, whether individually or in the aggregate, will adversely impact our financial condition and could cause us to curtail or cease operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Accordingly, management could not conclude that it was probable that the plans will sufficiently mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” below for additional details.
Impact of Macroeconomic Developments and COVID-19 on our Business
We are exposed to general economic conditions that are beyond our control, including macroeconomic developments and impacts related to inflation, a high interest rate environment, increased gasoline prices, ongoing effects of the COVID-19 pandemic (from a health and supply chain perspective), and global hostilities. The inflationary trends and high interest rate environment that the U.S. is experiencing, as well as increased gasoline prices, affect all constituent groups in our ecosystem, including restaurants and consumers. These groups may be negatively impacted by these economic conditions, which in turn could impact our financial position and results of operations. There is uncertainty of the duration of these macroeconomic conditions.
We have been able to operate effectively during the COVID-19 pandemic. There remains uncertainty as to whether or not the COVID-19 pandemic (including supply chain and other economic impacts resulting from the COVID-19 pandemic) will continue to impact diner behavior, and if so, in what manner. Moreover, we may experience further macroeconomic impact as a result of global hostilities in the Middle East and Ukraine.
To the extent that macroeconomic factors, including inflation, a high interest rate environment, increased gasoline prices and global hostilities adversely impact the Company’s business, results of operations, liquidity or financial condition, such factors may also have the effect of heightening many of the other risks described in the risk factors in the 2022 Form 10-K and this Form 10-Q. Management continues to monitor the impact of recent macroeconomic trends (both in the U.S. and globally) and the ongoing impact of new COVID-19 variants and the possible effects on its financial position, liquidity, operations, industry and workforce.
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

TABLE_CONTENTS
New Accounting Pronouncements and Pending Accounting Standards
See Part I, Item 1, Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for a description of accounting standards adopted during the nine months ended September 30, 2023. The Company considered the applicability and impact of all ASUs. ASUs not listed in Note 2 were assessed and determined to be either not applicable or are expected to have minimal impact on these unaudited condensed consolidated financial statements.
Factors Affecting the Comparability of Our Results of Operations
Goodwill and Long-Lived Asset Impairments. During the nine months ended September 30, 2023 and the nine months ended September 30, 2022, we recognized non-cash goodwill impairment charges totaling $9,536 and $121,088, respectively. During the nine months ended September 30, 2023, we recognized intangible and other asset impairment charges totaling $500. Determining the fair value of a reporting unit and intangible and other assets requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates used could change in future periods. Significant goodwill and intangible asset impairments may impact the comparability of our results from period to period.
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
Acquisition Pipeline. We continue to evaluate potential acquisition targets and may pursue acquisitions in the future depending upon the availability of financing. These potential business acquisitions may impact the comparability of our results in future periods relative to prior periods.
Key Factors Affecting Our Performance
Efficient Market Penetration. Our competition has negatively impacted our cash flow by eroding our market presence. This, in turn, has adversely affected our working capital and our financial condition.
Our Restaurant, Diner and Merchant Network. Part of our strategy is to maintain our network of restaurants, merchants and diners using the Platform. If we fail to retain existing restaurants, merchants and diners using the Platform, or to add merchants and diners to the Platform, our revenue, financial results and business will be adversely affected.
Key Business Metrics
Defined below are the key business metrics that we use to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans for our Online Ordering Services Segment. We currently do not have any defined key business metrics related to our Third-Party Payment Processing Referral Services Segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2023	2022	2023	2022
Active Diners (as of period end)	562,069	1,170,993	562,069	1,170,993
Average Daily Orders	4,557	14,156	6,709	18,346
Gross Food Sales (dollars in thousands)	$25,745	$70,754	$107,525	$258,136
Average Order Size (in dollars)	$61.41	$54.33	$58.70	$51.54

Basis of Presentation
Revenue
We generate revenue in our Online Ordering Services Segment primarily when diners place an order on the Platform. We recognize revenue from diner orders when orders are delivered. Our revenue consists primarily of net Online Ordering Transaction Fees. Additionally, effective August 25, 2021, we generate revenue in our Third-Party Payment Processing Referral Services Segment by facilitating merchant access to third-party payment processing solution providers.
Cost and Expenses:
Operations and Support. Operations and support expense consists primarily of salaries, benefits, stock-based compensation and bonuses for employees engaged in operations and customer service, as well as territory managers, market success associates, restaurant onboarding, and costs related to the outsourcing of delivery services for orders made on the Platform. Operations and support expense also includes payment processing costs incurred on customer orders and the cost of software and related services providing support for diners and restaurants.
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

TABLE_CONTENTS
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
Other Expenses (Income) and Losses (Gains), Net. Other expenses (income) and losses (gains), net, includes interest expense on outstanding debt, as well as any other items not considered to be incurred in the normal operations of the business, including accrued legal settlements and contingencies, expense related to the induced conversion of the Notes and a gain on a lease modification.
Results of Operations
The following table sets forth our results of operations for the periods indicated, with line items presented in thousands of dollars and as a percentage of our revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages(1))	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
Revenue	$11,480	100%	$25,141	100%	$42,135	100%	$91,352	100%
Costs and expenses:
Operations and support	4,797	42%	13,457	54%	19,020	45%	49,719	54%
Sales and marketing	3,829	33%	8,263	33%	12,026	29%	21,489	24%
Research and development	858	7%	935	4%	2,801	7%	3,488	4%
General and administrative	5,210	45%	7,762	31%	19,626	47%	31,520	35%
Depreciation and amortization	390	3%	3,599	14%	1,268	3%	9,664	11%
Goodwill impairment	—	—%	53,898	214%	9,536	23%	121,088	133%
Intangible and other asset impairments	500	4%	—	—%	500	1%	—	—%
(Gain) loss on disposal of assets	(10)	—%	55	—%	(32)	—%	(33)	—%
Total costs and expenses	15,574	136%	87,969	350%	64,745	154%	236,935	259%
Loss from operations	(4,094)	(36)%	(62,828)	(250)%	(22,610)	(54)%	(145,583)	(159)%
Other expenses (income) and losses (gains), net:
Interest expense	961	8%	1,198	5%	2,836	7%	4,363	5%
Other expense (income)	146	1%	9,422	37%	162	—%	12,356	14%
Net loss before income taxes	(5,201)	(45)%	(73,448)	(292)%	(25,608)	(61)%	(162,302)	(178)%
Income tax expense	5	—%	14	—%	18	—%	47	—%
Net loss	$(5,206)	(45)%	$(73,462)	(292)%	$(25,626)	(61)%	$(162,349)	(178)%

________________
(1)Percentages may not foot due to rounding.
The following section includes a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022.

TABLE_CONTENTS
Revenue

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Revenue	$11,480	$25,141	(54%)	$42,135	$91,352	(54%)
See Part I, Item 1, Note 4 – Revenue for details of revenue by operating segment. Revenue decreased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily as a result of decreased order volumes in our Online Ordering Services Segment. Partially offsetting the impact of decreased order volumes was an increase in the Average Order Size in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The Average Order Size was $61.41 for the three months ended September 30, 2023, compared to $54.33 for the three months ended September 30, 2022, an improvement of 13%. The Average Order Size was $58.70 for the nine months ended September 30, 2023, compared to $51.54 for the nine months ended September 30, 2022, an improvement of 14%.
Revenue for our Third-Party Payment Processing Referral Services Segment increased slightly during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Operations and Support

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Operations and support	$4,797	$13,457	(64%)	$19,020	$49,719	(62%)
As a percentage of revenue	42%	54%		45%	54%
Operations and support expenses decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to lower driver operations and delivery costs in our Online Ordering Services Segment as a result of decreased order volumes. During the three months ended September 30, 2023, the Company discontinued the use of independent contractor drivers and outsourced all delivery services to Uber Direct. Costs related to the arrangement with Uber Direct are included in operations and support expenses. We are still determining the estimated impact that the Uber Direct arrangement will have on operations and support expenses in future periods.
Sales and Marketing

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,829	$8,263	(54%)	$12,026	$21,489	(44%)
As a percentage of revenue	33%	33%		29%	24%
The overall decrease in sales and marketing expense in dollar terms in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was primarily due to a reduction in workforce and decreased advertising spend in our Online Ordering Services Segment. Slightly offsetting the decrease was an increase in sales and marketing expense for our Third-Party Payment Processing Referral Services Segment as a result of increased sales efforts.
Decreased order volumes in our Online Ordering Services Segment during the nine months ended September 30, 2023 resulted in an increase in sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Sales and marketing expense as a percentage of revenue for the three months ended September 30, 2023 was flat compared to the three months ended September 30, 2022.

TABLE_CONTENTS
Research and Development

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Research and development	$858	$935	(8%)	$2,801	$3,488	(20%)
As a percentage of revenue	7%	4%		7%	4%
Research and development expense is primarily related to costs associated with our Online Ordering Services Segment. The expense decreased in dollar terms in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to a decrease in product and engineering personnel. As a percentage of revenue, research and development expense increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, as a result of decreased order volumes.
General and Administrative

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
General and administrative	$5,210	$7,762	(33%)	$19,626	$31,520	(38%)
As a percentage of revenue	45%	31%		47%	35%
General and administrative expense decreased in dollar terms in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to staff reductions, decreased insurance expense and a decrease in stock based compensation expense. Decreased order volumes in the 2023 periods resulted in an increase in general and administrative expense as a percentage of revenue for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Depreciation and Amortization

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$390	$3,599	(89%)	$1,268	$9,664	(87%)
As a percentage of revenue	3%	14%		3%	11%
A significant portion of the Company’s intangible assets and property and equipment were impaired as of December 31, 2022 due to the significant decline in the Company’s market capitalization during the year ended December 31, 2022. As a result, depreciation and amortization expense decreased in dollar terms and as a percentage of revenue in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022.
Goodwill Impairment
During the three months ended June 30, 2023, we recognized a non-cash goodwill impairment charge of $9,536 to write down the carrying value of goodwill to its implied fair value. The primary factor contributing to a reduction in the fair value was the sustained decline in the Company’s stock price and market capitalization in the second quarter of 2023. As of June 30, 2023, the Company’s goodwill was fully impaired. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details.
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

TABLE_CONTENTS
Intangible and Other Asset Impairments
During the three months ended September 30, 2023, we recognized intangible and other asset impairment charges of $500 to write down the carrying value of intangible and other assets to fair value. The impairment charges related to our Online Ordering Services Segment and were primarily a result of the sustained decline in the Company’s stock price and market capitalization through September 30, 2023. See Part I, Item 1, Note 6 – Intangible Assets and Goodwill for additional details.
Other Expenses (Income) and Losses (Gains), Net

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
	(dollars in thousands)			(dollars in thousands)
Other expenses (income) and losses (gains), net	$1,107	$10,620	(90%)	$2,998	$16,719	(82%)
As a percentage of revenue	9%	42%		7%	18%
Other expenses (income) and losses (gains), net for the three months ended September 30, 2023 primarily consisted of $950 of interest expense associated with the Term Loan and Notes, slightly offset by a $135 gain on a lease modification. For the three months ended September 30, 2022, other expenses (income) and losses (gains), net primarily consisted of $8,569 of expense associated with the induced conversion of the Notes and $1,174 of interest expense associated with the Term Loan and Notes.
For the nine months ended September 30, 2023, other expenses (income) and losses (gains), net primarily consisted of $2,785 of interest expense associated with the Term Loan and Notes, slightly offset by the $135 gain on a lease modification. For the nine months ended September 30, 2022, other expenses (income) and losses (gains), net primarily consisted of $9,499 of induced conversion expense for the Notes and $4,283 of interest expense associated with the Term Loan and Notes.
Income Tax Expense
Income tax expense for the three months ended September 30, 2023 and 2022 was $5 and $14, respectively, and $18 and $47 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax expense is entirely related to state taxes in various jurisdictions. We have historically generated net operating losses; therefore, a valuation allowance has been recorded on our net deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segments adjusted EBITDA:
Online Ordering Services Segment	$(1,226)	$(4,737)	$(5,893)	$(10,366)
Third-Party Payment Processing Referral Services Segment	(869)	67	(1,884)	294
Total segments adjusted EBITDA	(2,095)	(4,670)	(7,777)	(10,072)
Reconciling items:
Interest expense	(961)	(1,198)	(2,836)	(4,363)
Income taxes	(5)	(14)	(18)	(47)
Depreciation and amortization expense	(390)	(3,599)	(1,268)	(9,664)
Goodwill impairment	—	(53,898)	(9,536)	(121,088)
Stock-based compensation expense	(1,106)	(1,338)	(3,513)	(4,588)
Gain (loss) on disposal of assets	10	(55)	32	33
Intangible and other asset impairments	(500)	—	(500)	—
Induced conversion expense related to Notes	—	(8,569)	—	(9,499)
Gain on lease modification	135	—	135	—
Change in fair value of contingent consideration liability	—	655	—	551
Transaction related expenditures and other non-recurring adjustments	(294)	(776)	(345)	(2,812)
Accrued legal reserve	—	—	—	(800)
Net loss from continuing operations	$(5,206)	$(73,462)	$(25,626)	$(162,349)
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
The Company has concluded that as a result of recurring losses from operations and declines in cash positions, there exists substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements in this Form 10-Q. The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity

TABLE_CONTENTS
during the year ended December 31, 2022 was from proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and in the nine months ended September 30, 2023. Cash flow used in operations totaled $28,716 for the year ended December 31, 2022 and $6,022 for the nine months ended September 30, 2023. The Company has experienced recurring net losses, and as reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $601,550 as of September 30, 2023. The Company’s cash position has declined from $12,066 at December 31, 2022 to $4,654 as of September 30, 2023. As of September 30, 2023, the Company has outstanding debt in the principal amount of $57,089 with a maturity date of May 15, 2024. Our cash position as of October 31, 2023 was approximately $3,992. We believe that we have sufficient cash on hand to fund operations through at least the fourth fiscal quarter of 2023.
In an effort to alleviate these conditions, management is evaluating the Company’s expected liquidity levels and exploring potential ways of raising additional capital in order to meet its obligations, including the debt repayments which are due in less than twelve months from the date of issuance of these financial statements, although there can be no assurance that we will be able to raise additional capital on commercially acceptable terms, or at all. Additionally, management is evaluating the Company’s existing cost structure and implementing cost saving initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. To the extent raising additional equity capital is pursued, management plans to do so in best efforts private placements, rather than through the ATM Program. The Company does not anticipate utilizing its ATM Program.
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
Debt
In January 2023, the Company made prepayments totaling $139 on the Term Loan, representing 60% of the net proceeds received by the Company for sales under the ATM Program that settled in early January 2023. In June 2023, the Company made a $25 prepayment on the Term Loan pursuant to the June 2023 Amended Credit Agreement. The Company elected to pay in-kind 100% of the interest payments due for the Term Loan and Notes for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023. Interest payments paid in-kind during the nine months ended September 30, 2023 totaled $683 for the Term Loan and $1,468 for the Notes.
The aggregate principal amount of outstanding short-term debt totaled $57,089 as of September 30, 2023, consisting of $13,098 for the Term Loan and $43,991 of Notes. As of September 30, 2023, the Company had $483 of outstanding short-term loans for insurance premium financing.

TABLE_CONTENTS
Capital Expenditures
Our main capital expenditures relate to investments in the development and maintenance of the Platform. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in the 2022 Form 10-K and subsequent filings with the SEC, including this Form 10-Q.
Cash Flow
The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(6,022)	$(21,701)
Net cash provided by (used) in investing activities	49	(6,530)
Net cash used in financing activities	(1,439)	(11,762)
Cash Flows Used in Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $6,022, compared to net cash used in operating activities of $21,701 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the net change in operating assets and liabilities increased net cash provided by operating activities by $1,038, primarily consisting of a decrease in prepaid expenses and other current assets of $4,129, partially offset by a decrease in accounts payable of $2,336. During the nine months ended September 30, 2022, the net change in operating assets and liabilities decreased net cash provided by operating activities by $5,874, primarily consisting of a decrease in other current liabilities of $3,054 and a decrease in accounts payable of $2,473.
Cash Flows Provided By (Used) in Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities included $51 of proceeds from the sale of property and equipment. For the nine months ended September 30, 2022, net cash used in investing activities consisted primarily of $6,335 of costs for internally developed software.
Cash Flows Used in Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities consisted of $164 of payments on the Term Loan and $2,035 of payments on short-term loans for insurance financing, partially offset by $155 of net proceeds from the sales of common stock under the Company’s ATM Program and $625 of proceeds from short-term loans for insurance financing. For the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of a $20,000 payment on the Term Loan and $4,729 of payments on short-term loans for insurance financing, partially offset by $10,266 of net proceeds from the sales of common stock under the Company’s ATM Program and $2,811 of proceeds from short-term loans for insurance financing.
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
•declines in or lack of increases in business for restaurants;
•loss of restaurants on the Platform, including due to changes in our fee structure;
•inability to successfully expand our operations of facilitating the entry into merchant agreements by and between merchants and third-party payment processing solution providers;
•risks related to market closures and employee reductions;
•inability to achieve profitability in the future;
•inflationary pressures, high interest rates, increased gasoline prices and other macroeconomic factors that are largely beyond our control;
•macroeconomic impact of global hostilities, including hostilities in Ukraine and the Middle East;
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

TABLE_CONTENTS
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
•general economic (including, without limitation, inflation and high interest rates) and business risks affecting our industry that are largely beyond our control;
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
•risks relating to our outsourced delivery services, including shortages of available drivers and possible increases in the cost of the outsourced delivery services; and
•risks related to the cannabis industry with respect to the business operations of referring merchants to third-party payment processing solution providers.
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
Interest Rate Risk
As of September 30, 2023, we had outstanding interest-bearing short-term debt totaling $57,089, consisting of the Term Loan in the amount of $13,098 and the Notes in the principal amount of $43,991, both of which bear interest at fixed rates. As a result, we were not exposed to interest rate risk on our outstanding debt at September 30, 2023. If we enter into variable-rate debt in the future, we may be subject to increased sensitivity to interest rate movements. The Notes and Term Loan mature in May 2024 and any refinancing (of which there can be no assurance) would likely expose us to higher interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below under “Material Weaknesses in Internal Control Over Financial Reporting”. Our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses described below, there has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the course of preparing our financial statements for the interim period ended June 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to a deficiency in the operation of our control that is designed to evaluate goodwill and intangible assets for impairment. Such control did not operate effectively to identify the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that the carrying amount of intangible assets may not be recoverable. The material weakness did not result in any changes in previously released financial results.

TABLE_CONTENTS
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
Item 1. Legal Proceedings
In July 2016, Waiter.com, Inc. filed a lawsuit against Waitr Inc. in the United States District Court for the Western District of Louisiana, alleging trademark infringement based on the Company’s use of the “Waitr” trademark and logo, Civil Action No.: 2:16-CV-01041. The plaintiff sought injunctive relief and damages relating to the Company’s use of the “Waitr” name and logo. During the third quarter of 2020, the trial date was rescheduled to June 2021. On June 22, 2021, the Company entered into a License, Release and Settlement Agreement (the “Settlement”) to settle all claims related to this lawsuit. Pursuant to the Settlement, the Company paid the plaintiff $4,700 in cash on July 1, 2021. In connection with the Settlement, we agreed to adopt a new trademark or tradename to replace the Waitr trademark and to discontinue use of the Waitr trademark in connection with the marketing, sale or provision of any web-based or mobile app-based delivery, pick-up, carry-out or dine-in services using the Waitr trademark by June 22, 2022, unless extended by eight additional months in exchange for a one-time payment of $800, which was paid in May 2022. During the three months ended March 31, 2022, the Company accrued an $800 reserve in connection with its option to extend the license period by an additional eight months. The $800 legal reserve is included in other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022.
In April 2019, the Company was named as a defendant in a class action complaint filed by certain current and former restaurant partners, captioned Bobby’s Country Cookin’, LLC, et al v. Waitr Holdings Inc., which is currently pending in the United States District Court for the Western District of Louisiana. The plaintiffs assert claims for breach of contract and violation of the duty of good faith and fair dealing, and they seek recovery on behalf of themselves and two separate classes. Based on the current class definitions, as many as 10,000 restaurant partners could be members of the two separate classes at issue. In February 2022, the parties reached a proposed settlement in principle to resolve the litigation in its entirety and requested a stay of the pending litigation. Ultimately, no settlement agreement was executed by the parties nor was District Court approval obtained. Thereafter, the Company sought and was granted leave to appeal the denial of its motion for summary judgment to the Fifth Circuit. On June 29, 2023, the Fifth Circuit reversed the District Court’s ruling, in part, and then remanded the case to the District Court for further proceedings. The Company previously accrued a $1,250 reserve in connection with this lawsuit during the three months ended December 31, 2021. The accrued legal contingency is included in other current liabilities in the unaudited condensed consolidated balance sheet at September 30, 2023.
In November 2022, the Company was named as a defendant in Jenson et al v. Bitesquad.com, LLC, No. 22-cv-03044 (NEB), filed in Minnesota state court. The plaintiffs, three customers purporting to represent a class, allege that the Company’s advertising is false and misleading in that the Company’s “free delivery” promotions violate the Minnesota Uniform Deceptive Practices Act and the Minnesota False Statement in Advertising Act as a result of the Company charging “other fees” on such orders that plaintiffs assert constitute a “delivery charge.” The plaintiffs seek unspecified damages as well as injunctive and declaratory relief. The Company removed the case to the United States District Court for the District of Minnesota under the Class Action Fairness Act. Based on the existence of an arbitration provision in the BiteSquad website “terms and conditions” section, the Company then moved to compel arbitration under the Federal Arbitration Act. The court denied the motion to compel arbitration on September 13, 2023. A scheduling order has been issued by the court which calls for initial disclosures to be exchanged by November 30, 2023, and an in-person settlement conference on February 20, 2024, and, after a discovery period, a trial-ready date of July 25, 2025. The Company believes that this lawsuit lacks merit and that it has strong defenses to all claims alleged. The Company continues to vigorously defend the lawsuit.
In October 2017, the Company was named as a defendant in the matter of Michael Boone and Jennifer Walters, individually and on behalf of their minor child Grace Boone, vs. Waitr Inc., pending in the 22nd Judicial District Court for the Parish of St. Tammany, State of Louisiana. The action arises from a pedestrian/vehicle collision that occurred in November 2016, and the alleged substantial damages as a result thereof. This matter was not resolved through mediation. This matter is currently set for trial starting December 9, 2024. The Company intends to vigorously defend this lawsuit.
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

TABLE_CONTENTS
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
In addition to the lawsuits described above, the Company is involved in other litigation arising from the normal course of business activities, including, without limitation, vehicle accidents involving employees and independent contractor drivers resulting in claims alleging personal injuries and medical expenses, labor and employment claims, allegations of intellectual property infringement, and workers’ compensation benefit claims as a result of alleged conduct involving its employees, independent contractor drivers, and third-party negligence. Although the Company believes that it maintains insurance with standard deductibles that generally covers liability for potential damages for matters involving vehicle accidents and labor and employment claims where coverage is available on acceptable terms (it is not maintained for claims involving intellectual property, deceptive trade practices, false statements in advertising, or breaches of contract and violation of the duty of good faith and fair market dealing), insurance coverage is not guaranteed, there are limits to insurance coverage and in certain instances claims are met with denial of coverage positions by the carriers; accordingly, we could suffer material losses as a result of these claims, the denial of coverage for such claims, or damages awarded for any such claim that exceeds coverage. Litigation is unpredictable and we may determine in the future that certain existing claims have greater exposure or liability than previously understood.
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
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements contained in this report are issued. Management has focused its efforts on certain initiatives to improve the Company’s cash position, including cost reductions. Management evaluated the Company’s existing cost structure and implemented cost savings initiatives to reduce operating costs and plans to continue to implement further cost saving initiatives where appropriate. While the Company believes that the cost savings initiatives will result in improved liquidity and cash flow, there can be no assurance that the Company will be able to generate positive cash flow from operations in the future, affecting the Company’s ability to continue as a going concern.
The Company’s results of operations and cash positions have been adversely impacted primarily by declines in order volumes. Our primary source of liquidity during the year ended December 31, 2022 was proceeds from the issuance of our common stock. The Company experienced a trend of negative cash flow from operations during the year ended December 31, 2022 and the nine months ended September 30, 2023. Cash flow used in operations totaled $28,716 during the year ended December 31, 2022 and $6,022 during the nine months ended September 30, 2023. The Company has experienced recurring net losses, and as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $601,550 as of September 30, 2023. The Company was delisted from the Nasdaq Capital Market on February 2, 2023, and as such, our ability to sell shares of common stock using the ATM Program going forward is impaired. The Company’s cash position has declined from $12,066 at December 31, 2022 to $4,654 as of September 30, 2023 and approximately $3,992 as of October 31, 2023. As of September 30, 2023, the Company has outstanding debt in the principal amount of $57,089 with a maturity date of May 15, 2024.

TABLE_CONTENTS
As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital to supplement the Company’s capitalization and liquidity, and the Company may seek to additionally fund its operations through proceeds from one or more debt or equity raises, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. Our ability to continue as a going concern may depend on our ability to obtain additional capital, as there can be no assurance that we will be able to generate positive cash flow from operations in the future. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Our consolidated results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.
Macroeconomic conditions could have a materially adverse impact on our business, financial condition, or results of operations.
Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, decreasing consumer confidence and spending, and global or local recessions can adversely impact demand for our services, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been and likely will continue to be adversely impacted by political instability and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia and the conflict in the Middle East). The results of these macroeconomic conditions, and the actions taken by governments and consumers in response, have, and may continue to, result in higher inflation in the U.S. and globally, which may, in turn, lead to an increase in costs and cause changes in fiscal and monetary policy, including additional increased interest rates.
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

Dated: November 13, 2023	By:	/s/ Armen Yeghyazarians
Armen Yeghyazarians
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)